Form 10-Q
period 2019-06-30
Merck & Co., Inc.
filed 2019-08-06
CIK 310158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______
Commission File No. 1-6571
Merck & Co., Inc.
(Exact name of registrant as specified in its charter)

New Jersey	22-1918501
(State or other jurisdiction of incorporation)	(I.R.S Employer Identification No.)

2000 Galloping Hill Road
Kenilworth	New Jersey	07033
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
The number of shares of common stock outstanding as of the close of business on July 31, 2019: 2,560,374,643

Part I - Financial Information
Item 1. Financial Statements
MERCK & CO., INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(Unaudited, $ in millions except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Sales	$11,760	$10,465	$22,575	$20,502
Costs, Expenses and Other
Cost of sales	3,401	3,417	6,453	6,601
Selling, general and administrative	2,712	2,508	5,138	5,016
Research and development	2,189	2,274	4,119	5,470
Restructuring costs	59	228	212	323
Other (income) expense, net	140	(48)	327	(340)
	8,501	8,379	16,249	17,070
Income Before Taxes	3,259	2,086	6,326	3,432
Taxes on Income	615	370	820	975
Net Income	2,644	1,716	5,506	2,457
Less: Net (Loss) Income Attributable to Noncontrolling Interests	(26)	9	(79)	14
Net Income Attributable to Merck & Co., Inc.	$2,670	$1,707	$5,585	$2,443
Basic Earnings per Common Share Attributable to Merck & Co., Inc. Common Shareholders	$1.04	$0.64	$2.17	$0.91
Earnings per Common Share Assuming Dilution Attributable to Merck & Co., Inc. Common Shareholders	$1.03	$0.63	$2.15	$0.90

MERCK & CO., INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited, $ in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net Income Attributable to Merck & Co., Inc.	$2,670	$1,707	$5,585	$2,443
Other Comprehensive (Loss) Income Net of Taxes:
Net unrealized (loss) gain on derivatives, net of reclassifications	(52)	266	(100)	196
Net unrealized gain (loss) on investments, net of reclassifications	44	3	126	(96)
Benefit plan net gain and prior service credit, net of amortization	11	30	26	66
Cumulative translation adjustment	(19)	(361)	131	(104)
	(16)	(62)	183	62
Comprehensive Income Attributable to Merck & Co., Inc.	$2,654	$1,645	$5,768	$2,505
 The accompanying notes are an integral part of these condensed consolidated financial statements.

MERCK & CO., INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited, $ in millions except per share amounts)

	June 30, 2019	December 31, 2018
Assets
Current Assets
Cash and cash equivalents	$6,659	$7,965
Short-term investments	446	899
Accounts receivable (net of allowance for doubtful accounts of $122 in 2019 and $119 in 2018)	7,964	7,071
Inventories (excludes inventories of $1,464 in 2019 and $1,417 in 2018 classified in Other assets - see Note 6)	5,847	5,440
Other current assets	3,382	4,500
Total current assets	24,298	25,875
Investments	3,779	6,233
Property, Plant and Equipment, at cost, net of accumulated depreciation of $17,049 in 2019 and $16,324 in 2018	13,862	13,291
Goodwill	19,490	18,253
Other Intangibles, Net	13,381	11,431
Other Assets	9,155	7,554
	$83,965	$82,637
Liabilities and Equity
Current Liabilities
Loans payable and current portion of long-term debt	$3,816	$5,308
Trade accounts payable	3,142	3,318
Accrued and other current liabilities	11,054	10,151
Income taxes payable	634	1,971
Dividends payable	1,439	1,458
Total current liabilities	20,085	22,206
Long-Term Debt	22,771	19,806
Deferred Income Taxes	2,089	1,702
Other Noncurrent Liabilities	11,283	12,041
Merck & Co., Inc. Stockholders’ Equity
Common stock, $0.50 par value Authorized - 6,500,000,000 shares Issued - 3,577,103,522 shares in 2019 and 2018	1,788	1,788
Other paid-in capital	39,484	38,808
Retained earnings	45,295	42,579
Accumulated other comprehensive loss	(5,362)	(5,545)
	81,205	77,630
Less treasury stock, at cost: 1,010,308,500 shares in 2019 and 984,543,979 shares in 2018	53,570	50,929
Total Merck & Co., Inc. stockholders’ equity	27,635	26,701
Noncontrolling Interests	102	181
Total equity	27,737	26,882
	$83,965	$82,637
The accompanying notes are an integral part of this condensed consolidated financial statement.

MERCK & CO., INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited, $ in millions)

	Six Months Ended June 30,
	2019	2018
Cash Flows from Operating Activities
Net income	$5,506	$2,457
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,871	2,427
Intangible asset impairment charges	252	—
Charge for future payments related to collaboration license options	—	650
Deferred income taxes	(149)	(258)
Share-based compensation	204	170
Other	114	365
Net changes in assets and liabilities	(3,378)	(1,274)
Net Cash Provided by Operating Activities	4,420	4,537
Cash Flows from Investing Activities
Capital expenditures	(1,377)	(1,033)
Purchases of securities and other investments	(1,810)	(5,248)
Proceeds from sales of securities and other investments	4,935	7,403
Acquisition of Antelliq Corporation, net of cash acquired	(3,620)	—
Other acquisitions, net of cash acquired	(270)	(372)
Other	85	(274)
Net Cash (Used in) Provided by Investing Activities	(2,057)	476
Cash Flows from Financing Activities
Net change in short-term borrowings	(3,532)	2,069
Payments on debt	—	(3,008)
Proceeds from issuance of debt	4,958	—
Purchases of treasury stock	(2,325)	(2,162)
Dividends paid to stockholders	(2,896)	(2,610)
Proceeds from exercise of stock options	304	299
Other	(207)	(277)
Net Cash Used in Financing Activities	(3,698)	(5,689)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	28	(108)
Net Decrease in Cash, Cash Equivalents and Restricted Cash	(1,307)	(784)
Cash, Cash Equivalents and Restricted Cash at Beginning of Year (includes restricted cash of $2 million at January 1, 2019 included in Other Assets)	7,967	6,096
Cash, Cash Equivalents and Restricted Cash at End of Period (includes restricted cash of $1 million at June 30, 2019 included in Other Assets)	$6,660	$5,312
The accompanying notes are an integral part of this condensed consolidated financial statement.

Notes to Condensed Consolidated Financial Statements (unaudited)

1.	Basis of Presentation
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
Recently Adopted Accounting Standards
In February 2016, the FASB issued new accounting guidance for the accounting and reporting of leases (ASU 2016-02) and subsequently issued several updates to the new guidance (ASC 842 or new guidance). The new guidance requires that lessees recognize a right-of-use asset and a lease liability for each of its leases (other than leases that meet the definition of a short-term lease). Leases will be classified as either operating or finance. Operating leases will result in straight-line expense in the income statement (similar to previous operating leases), while finance leases will result in more expense being recognized in the earlier years of the lease term (similar to previous capital leases). The Company adopted the new standard on January 1, 2019 using a modified retrospective approach. Merck elected the transition method that allows for application of the standard at the adoption date rather than at the beginning of the earliest comparative period presented in the financial statements. The Company also elected available practical expedients. Upon adoption, the Company recognized $1.1 billion of additional assets and related liabilities on its consolidated balance sheet (see Note 7). The adoption of the new guidance did not impact the Company’s consolidated statements of income or cash flows.
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
In November 2018, the FASB issued new guidance for collaborative arrangements intended to reduce diversity in practice by clarifying whether certain transactions between collaborative arrangement participants should be accounted for under revenue recognition guidance (ASC 606). The new guidance is effective for interim and annual periods beginning in 2020. Early adoption is permitted, including adoption in any interim period. The new guidance is to be applied on a retrospective basis through a cumulative-effect adjustment directly to retained earnings. The Company does not anticipate the adoption of this standard will have a material effect on its consolidated financial statements.

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
In July 2019, Merck acquired Peloton Therapeutics, Inc. (Peloton), a clinical-stage biopharmaceutical company focused on the development of novel small molecule therapeutic candidates targeting hypoxia-inducible factor-2α (HIF-2α) for the treatment

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

of patients with cancer and other non-oncology diseases. Peloton’s lead candidate, MK-6482 (formerly PT2977), is a novel oral HIF-2α inhibitor in late-stage development for renal cell carcinoma. Merck made an upfront payment of $1.05 billion in cash; additionally, former Peloton shareholders will be eligible to receive up to an additional $1.15 billion contingent upon successful achievement of future regulatory and sales-based milestones. The acquisition will be accounted for as an acquisition of an asset.
On April 1, 2019, Merck acquired Antelliq Corporation (Antelliq), a leader in digital animal identification, traceability and monitoring solutions. These solutions help veterinarians, farmers and pet owners gather critical data to improve management, health and well-being of livestock and pets. Merck paid $2.3 billion to acquire all outstanding shares of Antelliq and spent $1.3 billion to repay Antelliq’s debt. The transaction was accounted for as an acquisition of a business.
The estimated fair value of assets acquired and liabilities assumed from Antelliq is as follows:

($ in millions)	April 1, 2019
Cash and cash equivalents	$31
Accounts receivable	73
Inventories	97
Property, plant and equipment	62
Identifiable intangible assets (useful lives ranging from 18-24 years) (1)	2,689
Deferred income tax liabilities	(563)
Other assets and liabilities, net	(81)
Total identifiable net assets	2,308
Goodwill (2)	1,343
Consideration transferred	$3,651

(1)
The estimated fair values of identifiable intangible assets relate primarily to trade names and were determined using an income approach. The future net cash flows were discounted to present value utilizing a discount rate of 11.5%. Actual cash flows are likely to be different than those assumed.

(2)
The goodwill recognized is largely attributable to anticipated synergies expected to arise after the acquisition and was allocated to the Animal Health segment. The goodwill is not deductible for tax purposes.

The Company’s results for the second quarter of 2019 include two months of activity for Antelliq. The Company incurred $47 million of transaction costs directly related to the acquisition of Antelliq, consisting largely of advisory fees, which are reflected in Selling, general and administrative expenses in the second quarter of 2019.
Also in April 2019, Merck acquired Immune Design, a late-stage immunotherapy company employing next-generation in vivo approaches to enable the body’s immune system to fight disease, for $301 million in cash. The transaction was accounted for as an acquisition of a business. Merck recognized intangible assets for in-process research and development (IPR&D) of $156 million, cash of $83 million and other net assets of $31 million. The excess of the consideration transferred over the fair value of net assets acquired of $31 million was recorded as goodwill that was allocated to the Pharmaceutical segment and is not deductible for tax purposes. The fair values of the identifiable intangible assets related to IPR&D were determined using an income approach. Actual cash flows are likely to be different than those assumed.
In June 2018, Merck acquired Viralytics Limited (Viralytics), an Australian publicly traded company focused on oncolytic immunotherapy treatments for a range of cancers, for AUD 502 million ($378 million). The transaction provided Merck with full rights to Cavatak (V937, formerly CVA21), Viralytics’s investigational oncolytic immunotherapy. Cavatak is based on Viralytics’s proprietary formulation of an oncolytic virus (Coxsackievirus Type A21) that has been shown to preferentially infect and kill cancer cells. Cavatak is currently being evaluated in multiple Phase 1 and Phase 2 clinical trials, both as an intratumoral and intravenous agent, including in combination with Keytruda. Under a previous agreement between Merck and Viralytics, a study is investigating the use of the Keytruda and Cavatak combination in melanoma, prostate, lung and bladder cancers. The transaction was accounted for as an acquisition of an asset. Merck recorded net assets of $34 million (primarily cash) at the acquisition date and Research and development expenses of $344 million in the second quarter and first six months of 2018 related to the transaction. There are no future contingent payments associated with the acquisition.
In March 2018, Merck and Eisai Co., Ltd. (Eisai) entered into a strategic collaboration for the worldwide co-development and co-commercialization of Lenvima, an orally available tyrosine kinase inhibitor discovered by Eisai (see Note 3).

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

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
In the second quarter of 2019, Merck determined it was probable that annual sales of Lynparza in the future would trigger a $300 million sales-based milestone payment from Merck to AstraZeneca. Accordingly, in the second quarter of 2019, Merck recorded a $300 million liability and a corresponding increase to the intangible asset related to Lynparza and also recognized $52 million of cumulative amortization expense within Cost of sales. Prior to 2019, Merck accrued sales-based milestone payments aggregating $700 million related to Lynparza. Of these amounts, $250 million has been paid to AstraZeneca. Potential future sales-based milestone payments of $3.1 billion have not yet been accrued as they are not deemed by the Company to be probable at this time.
In April 2019, Lynparza received regulatory approval in the European Union (EU) as a monotherapy for the treatment of certain adult patients with advanced breast cancer, triggering a $30 million capitalized milestone payment from Merck to AstraZeneca. In June 2019, Lynparza received regulatory approval in the EU as a monotherapy for the maintenance treatment of certain adult patients with BRCA-mutated advanced ovarian cancer, triggering a $30 million capitalized milestone payment from Merck to AstraZeneca. In 2018, Lynparza received regulatory approvals triggering capitalized milestone payments of $140 million in the aggregate from Merck to AstraZeneca. Potential future regulatory milestone payments of $1.7 billion remain under the agreement.
The asset balance related to Lynparza (which includes capitalized sales-based and regulatory milestone payments) was $1.0 billion at June 30, 2019 and is included in Other Assets on the Consolidated Balance Sheet. The amount is being amortized over its estimated useful life through 2028 as supported by projected future cash flows, subject to impairment testing.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Summarized financial information related to this collaboration is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2019	2018	2019	2018
Alliance revenue	$111	$44	$190	$76

Cost of sales (1)	73	24	92	36
Selling, general and administrative	33	9	59	16
Research and development	33	42	78	71

($ in millions)			June 30, 2019	December 31, 2018
Receivables from AstraZeneca included in Other current assets			$105	$52
Payables to AstraZeneca included in Accrued and other current liabilities (2)			605	405
Payables to AstraZeneca included in Other Noncurrent Liabilities (3)			300	250
(1) Represents amortization of capitalized milestone payments.
(2) Includes accrued milestone and license option payments.
(3) Includes accrued milestone payments.
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
In the first quarter of 2019, Merck determined it was probable that annual sales of Lenvima in the future would trigger $282 million of sales-based milestone payments from Merck to Eisai. Accordingly, in the first quarter of 2019, Merck recorded $282 million of liabilities and corresponding increases to the intangible asset related to Lenvima and also recognized $35 million of cumulative amortization expense within Cost of sales. Merck previously accrued sales-based milestone payments aggregating $268 million related to Lenvima in 2018. Of these amounts, $50 million has been paid to Eisai. Potential future sales-based milestone payments of $3.42 billion have not yet been accrued as they are not deemed by the Company to be probable at this time.
In 2018, Lenvima received regulatory approvals triggering capitalized milestone payments of $250 million in the aggregate from Merck to Eisai. Potential future regulatory milestone payments of $135 million remain under the agreement.
The asset balance related to Lenvima (which includes capitalized sales-based and regulatory milestone payments) was $687 million at June 30, 2019 and is included in Other Assets on the Consolidated Balance Sheet. The amount is being amortized over its estimated useful life through 2026 as supported by projected future cash flows, subject to impairment testing.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Summarized financial information related to this collaboration is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2019	2018	2019	2018
Alliance revenue	$97	$35	$171	$35

Cost of sales (1)	23	1	74	1
Selling, general and administrative	19	2	38	2
Research and development (2)	62	36	109	1,436

($ in millions)			June 30, 2019	December 31, 2018
Receivables from Eisai included in Other current assets			$98	$71
Payables to Eisai included in Accrued and other current liabilities (3)			709	375
Payables to Eisai included in Other Noncurrent Liabilities (3)			125	543
(1) Represents amortization of capitalized milestone payments.
(2) Amount for the first six months of 2018 includes the upfront payment and future option payments.
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
In the first quarter of 2018, Merck made a $350 million sales-based milestone payment to Bayer, which was accrued for in 2016 when Merck deemed the payment to be probable. In the second quarter of 2018, Merck determined it was probable that annual worldwide sales of Adempas in the future would trigger a $375 million sales-based milestone payment from Merck to Bayer; accordingly, Merck recorded a $375 million liability and a corresponding increase to the intangible asset related to Adempas and also recognized $106 million of cumulative amortization expense within Cost of sales. There is an additional $400 million potential future sales-based milestone payment that has not yet been accrued as it is not deemed by the Company to be probable at this time.
The intangible asset balance related to Adempas (which includes the acquired intangible asset balance, as well as capitalized sales-based milestone payments) was $956 million at June 30, 2019 and is included in Other Intangibles, Net on the Consolidated Balance Sheet. The amount is being amortized over its estimated useful life through 2027 as supported by projected future cash flows, subject to impairment testing.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Summarized financial information related to this collaboration is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2019	2018	2019	2018
Net product sales recorded by Merck	$53	$47	$100	$90
Merck’s profit share from sales in Bayer’s marketing territories	51	28	94	53
Total sales	104	75	194	143

Cost of sales (1)	29	132	58	159
Selling, general and administrative	11	10	20	17
Research and development	32	28	62	56

($ in millions)			June 30, 2019	December 31, 2018
Receivables from Bayer included in Other current assets			$41	$32
Payables to Bayer included in Other Noncurrent Liabilities (2)			375	375
(1) Includes amortization of intangible assets.
(2) Represents accrued milestone payment.

4.	Restructuring
Merck recently approved a new global restructuring program (2019 Restructuring Program) as part of a worldwide initiative focused primarily on further optimizing the Company’s manufacturing and supply network, as well as reducing its global real estate footprint. This program is a continuation of the Company’s plant rationalization and builds on prior restructuring programs. The Company will continue to evaluate its global footprint and overall operating model, which could result in the identification of additional actions over time. The actions contemplated under the 2019 Restructuring Program are expected to be substantially completed by the end of 2023, with the cumulative pretax costs to be incurred by the Company to implement the program estimated to be approximately $800 million to $1.2 billion. The Company estimates that approximately 55% of the cumulative pretax costs will result in cash outlays, primarily related to employee separation expense and facility shut-down costs. Approximately 45% of the cumulative pretax costs will be non-cash, relating primarily to the accelerated depreciation of facilities to be closed or divested. The Company expects to record charges of approximately $500 million in 2019 related to the program. Actions under previous global restructuring programs have been substantially completed.
The Company recorded total pretax costs of $159 million and $235 million in the second quarter of 2019 and 2018, respectively, and $346 million and $339 million for the first six months of 2019 and 2018, respectively, related to restructuring program activities. For segment reporting, restructuring charges are unallocated expenses.
The following tables summarize the charges related to restructuring program activities by type of cost:

	Three Months Ended June 30, 2019				Six Months Ended June 30, 2019
($ in millions)	Separation Costs	Accelerated Depreciation	Other	Total	Separation Costs	Accelerated Depreciation	Other	Total
Cost of sales	$—	$64	$1	$65	$—	$98	$1	$99
Selling, general and administrative	—	32	—	32	—	32	—	32
Research and development	—	2	1	3	—	2	1	3
Restructuring costs	25	—	34	59	153	—	59	212
	$25	$98	$36	$159	$153	$132	$61	$346

	Three Months Ended June 30, 2018				Six Months Ended June 30, 2018
($ in millions)	Separation Costs	Accelerated Depreciation	Other	Total	Separation Costs	Accelerated Depreciation	Other	Total
Cost of sales	$—	$—	$3	$3	$—	$—	$9	$9
Selling, general and administrative	—	—	1	1	—	1	1	2
Research and development	—	—	3	3	—	(3)	8	5
Restructuring costs	200	—	28	228	255	—	68	323
	$200	$—	$35	$235	$255	$(2)	$86	$339

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
The following table summarizes the charges and spending relating to restructuring program activities for the six months ended June 30, 2019:

($ in millions)	Separation Costs	Accelerated Depreciation	Other	Total
Restructuring reserves January 1, 2019	$443	$—	$91	$534
Expense	153	132	61	346
(Payments) receipts, net	(126)	—	(77)	(203)
Non-cash activity	—	(132)	(2)	(134)
Restructuring reserves June 30, 2019 (1)	$470	$—	$73	$543

(1)	The remaining cash outlays are expected to be substantially completed by the end of 2023.

5.	Financial Instruments
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
The Company also uses forward exchange contracts to hedge its net investment in foreign operations against movements in exchange rates. The forward contracts are designated as hedges of the net investment in a foreign operation. The Company hedges a portion of the net investment in certain of its foreign operations. The unrealized gains or losses on these contracts are recorded in foreign currency translation adjustment within OCI and remain in AOCI until either the sale or complete or substantially complete liquidation of the subsidiary. The Company excludes certain portions of the change in fair value of its derivative instruments from the assessment of hedge effectiveness (excluded component). Changes in fair value of the excluded components are recognized in OCI. The Company recognizes in earnings the initial value of the excluded component on a straight-line basis over the life of the derivative instrument, rather than using the mark-to-market approach. The cash flows from these contracts are reported as investing activities in the Condensed Consolidated Statement of Cash Flows.
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
The effects of the Company’s net investment hedges on OCI and the Consolidated Statement of Income are shown below:

	Amount of Pretax (Gain) Loss Recognized in Other Comprehensive Income (1)				Amount of Pretax (Gain) Loss Recognized in Other (income) expense, net for Amounts Excluded from Effectiveness Testing
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2019	2018	2019	2018	2019	2018	2019	2018
Net Investment Hedging Relationships
Foreign exchange contracts	$17	$(12)	$7	$(14)	$(8)	$(3)	$(15)	$(3)
Euro-denominated notes	28	(271)	(2)	(92)	—	—	—	—
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
At June 30, 2019, the Company was a party to 19 pay-floating, receive-fixed interest rate swap contracts designated as fair value hedges of fixed-rate notes in which the notional amounts match the amount of the hedged fixed-rate notes as detailed in the table below.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

	June 30, 2019
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
The table below presents the location of amounts recorded on the Consolidated Balance Sheet related to cumulative basis adjustments for fair value hedges:

	Carrying Amount of Hedged Liabilities		Cumulative Amount of Fair Value Hedging Adjustment Increase (Decrease) Included in the Carrying Amount
($ in millions)	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
Balance Sheet Line Item in which Hedged Item is Included
Loans payable and current portion of long-term debt	$1,244	$—	$(6)	$—
Long-Term Debt	3,406	4,560	11	(82)

Presented in the table below is the fair value of derivatives on a gross basis segregated between those derivatives that are designated as hedging instruments and those that are not designated as hedging instruments:

		June 30, 2019			December 31, 2018
		Fair Value of Derivative		U.S. Dollar Notional	Fair Value of Derivative		U.S. Dollar Notional
($ in millions)	Balance Sheet Caption	Asset	Liability		Asset	Liability
Derivatives Designated as Hedging Instruments
Interest rate swap contracts	Other Assets	$14	$—	$2,150	$—	$—	$—
Interest rate swap contracts	Accrued and other current liabilities	—	6	1,250	—	—	—
Interest rate swap contracts	Other Noncurrent Liabilities	—	2	1,250	—	81	4,650
Foreign exchange contracts	Other current assets	168	—	6,389	263	—	6,222
Foreign exchange contracts	Other Assets	49	—	2,790	75	—	2,655
Foreign exchange contracts	Accrued and other current liabilities	—	13	1,252	—	7	774
Foreign exchange contracts	Other Noncurrent Liabilities	—	—	—	—	1	89
		$231	$21	$15,081	$338	$89	$14,390
Derivatives Not Designated as Hedging Instruments
Foreign exchange contracts	Other current assets	$70	$—	$6,665	$116	$—	$5,430
Foreign exchange contracts	Accrued and other current liabilities	—	63	4,982	—	71	9,922
		$70	$63	$11,647	$116	$71	$15,352
		$301	$84	$26,728	$454	$160	$29,742

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

	June 30, 2019		December 31, 2018
($ in millions)	Asset	Liability	Asset	Liability
Gross amounts recognized in the consolidated balance sheet	$301	$84	$454	$160
Gross amounts subject to offset in master netting arrangements not offset in the consolidated balance sheet	(69)	(69)	(121)	(121)
Cash collateral received	(32)	—	(107)	—
Net amounts	$200	$15	$226	$39

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

The table below provides information regarding the location and amount of pretax (gains) losses of derivatives designated in fair value or cash flow hedging relationships:

	Sales		Other (income) expense, net (1)		Other comprehensive income (loss)		Sales		Other (income) expense, net (1)		Other comprehensive income (loss)
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2019	2018	2019	2018	2019	2018	2019	2018	2019	2018	2019	2018
Financial Statement Line Items in which Effects of Fair Value or Cash Flow Hedges are Recorded	$11,760	$10,465	$140	(48)	$(16)	$(62)	22,575	$20,502	$327	$(340)	$183	$62
(Gain) loss on fair value hedging relationships
Interest rate swap contracts
Hedged items	—	—	55	(15)	—	—	—	—	88	(77)	—	—
Derivatives designated as hedging instruments	—	—	(45)	22	—	—	—	—	(68)	84	—	—
Impact of cash flow hedging relationships
Foreign exchange contracts
Amount of income (loss) recognized in OCI on derivatives	—	—	—	—	10	264	—	—	—	—	(2)	84
Increase (decrease) in Sales as a result of AOCI reclassifications	75	(73)	—	—	(75)	73	119	(166)	—	—	(119)	166
Interest rate contracts
Amount of gain recognized in Other (income) expense, net on derivatives	—	—	(1)	(1)	—	—	—	—	(2)	(2)	—	—
Amount of loss recognized in OCI on derivatives	—	—	—	—	(1)	(1)	—	—	—	—	(5)	(2)
(1) Interest expense is a component of Other (income) expense, net.
The table below provides information regarding the income statement effects of derivatives not designated as hedging instruments:

		Amount of Derivative Pretax (Gain) Loss Recognized in Income
		Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	Income Statement Caption	2019	2018	2019	2018
Derivatives Not Designated as Hedging Instruments
Foreign exchange contracts (1)	Other (income) expense, net	$2	$(195)	$120	$(167)
Foreign exchange contracts (2)	Sales	(6)	(14)	4	(5)
(1) These derivative contracts mitigate changes in the value of remeasured foreign currency denominated monetary assets and liabilities attributable to changes in foreign currency exchange rates.
(2) These derivative contracts serve as economic hedges of forecasted transactions.
At June 30, 2019, the Company estimates $76 million of pretax net unrealized gains on derivatives maturing within the next 12 months that hedge foreign currency denominated sales over that same period will be reclassified from AOCI to Sales. The amount ultimately reclassified to Sales may differ as foreign exchange rates change. Realized gains and losses are ultimately determined by actual exchange rates at maturity.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Investments in Debt and Equity Securities
Information on investments in debt and equity securities is as follows:

	June 30, 2019				December 31, 2018
	Amortized Cost	Gross Unrealized		Fair Value	Amortized Cost	Gross Unrealized		Fair Value
($ in millions)		Gains	Losses			Gains	Losses
Corporate notes and bonds	$2,666	$36	$(2)	$2,700	$4,985	$3	$(68)	$4,920
Asset-backed securities	789	4	(1)	792	1,285	1	(11)	1,275
U.S. government and agency securities	575	10	—	585	895	2	(5)	892
Foreign government bonds	41	—	—	41	167	—	(1)	166
Mortgage-backed securities	5	—	—	5	8	—	—	8
Total debt securities	$4,076	$50	$(3)	$4,123	$7,340	$6	$(85)	$7,261
Publicly traded equity securities (1)				756				456
Total debt and publicly traded equity securities				$4,879				$7,717

(1) Unrealized net (losses) gains recognized in Other (income) expense, net on equity securities still held at June 30, 2019 were $(39) million and $7 million, for the second quarter of 2019 and 2018, respectively, and were $75 million and $50 million for the first six months of 2019 and 2018, respectively.
At June 30, 2019, the Company also had $465 million of equity investments without readily determinable fair values included in Other Assets. During the first six months of 2019, the Company recognized unrealized gains of $4 million on certain of these equity investments recorded in Other (income) expense, net based on favorable observable price changes from transactions involving similar investments of the same investee. In addition, during the first six months of 2019, the Company recognized unrealized losses of $10 million in Other (income) expense, net related to certain of these investments based on unfavorable observable price changes. Since January 1, 2018, cumulative unrealized gains and cumulative unrealized losses based on observable prices changes for investments in equity investments without readily determinable fair values were $172 million and $21 million, respectively.
Available-for-sale debt securities included in Short-term investments totaled $398 million at June 30, 2019. Of the remaining debt securities, $3.4 billion mature within five years. At June 30, 2019 and December 31, 2018, there were no debt securities pledged as collateral.
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

	Fair Value Measurements Using				Fair Value Measurements Using
	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
($ in millions)	June 30, 2019				December 31, 2018
Assets
Investments
Corporate notes and bonds	$—	$2,660	$—	$2,660	$—	$4,835	$—	$4,835
Asset-backed securities (1)	—	788	—	788	—	1,253	—	1,253
U.S. government and agency securities	—	508	—	508	—	731	—	731
Foreign government bonds	—	41	—	41	—	166	—	166
Publicly traded equity securities	228	—	—	228	147	—	—	147
	228	3,997	—	4,225	147	6,985	—	7,132
Other assets (2)
U.S. government and agency securities	58	19	—	77	55	106	—	161
Corporate notes and bonds	—	40	—	40	—	85	—	85
Mortgage-backed securities	—	5	—	5	—	8	—	8
Asset-backed securities (1)	—	4	—	4	—	22	—	22
Publicly traded equity securities	528	—	—	528	309	—	—	309
	586	68	—	654	364	221	—	585
Derivative assets (3)
Purchased currency options	—	158	—	158	—	213	—	213
Forward exchange contracts	—	129	—	129	—	241	—	241
Interest rate swaps	—	14	—	14	—	—	—	—
	—	301	—	301	—	454	—	454
Total assets	$814	$4,366	$—	$5,180	$511	$7,660	$—	$8,171
Liabilities
Other liabilities
Contingent consideration	$—	$—	$753	$753	$—	$—	$788	$788
Derivative liabilities (3)
Forward exchange contracts	—	73	—	73	—	74	—	74
Interest rate swaps	—	8	—	8	—	81	—	81
Written currency options	—	3	—	3	—	5	—	5
	—	84	—	84	—	160	—	160
Total liabilities	$—	$84	$753	$837	$—	$160	$788	$948

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
There were no transfers between Level 1 and Level 2 during the first six months of 2019. As of June 30, 2019, Cash and cash equivalents of $6.7 billion included $5.9 billion of cash equivalents (which would be considered Level 2 in the fair value hierarchy).

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Contingent Consideration
Summarized information about the changes in liabilities for contingent consideration is as follows:

	Six Months Ended June 30,
($ in millions)	2019	2018
Fair value January 1	$788	$935
Changes in estimated fair value (1)	50	122
Additions	—	8
Payments	(85)	(235)
Fair value June 30 (2)	$753	$830
(1) Recorded in Cost of sales, Research and development expenses, and Other (income) expense, net. Includes cumulative translation adjustments.
(2) Balance at June 30, 2019 includes $114 million recorded as a current liability for amounts expected to be paid within the next 12 months.
The payments of contingent consideration in both periods include payments related to liabilities recorded in connection with the 2016 termination of the Sanofi-Pasteur MSD joint venture. The payments of contingent consideration in the first six months of 2018 also include $175 million related to the achievement of a clinical development milestone for MK-7264 (gefapixant), a program obtained in connection with the acquisition of Afferent Pharmaceuticals.
Other Fair Value Measurements
Some of the Company’s financial instruments, such as cash and cash equivalents, receivables and payables, are reflected in the balance sheet at carrying value, which approximates fair value due to their short-term nature.
The estimated fair value of loans payable and long-term debt (including current portion) at June 30, 2019, was $28.6 billion compared with a carrying value of $26.6 billion and at December 31, 2018, was $25.6 billion compared with a carrying value of $25.1 billion. Fair value was estimated using recent observable market prices and would be considered Level 2 in the fair value hierarchy.
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
Derivative financial instruments are executed under International Swaps and Derivatives Association master agreements. The master agreements with several of the Company’s financial institution counterparties also include credit support annexes. These annexes contain provisions that require collateral to be exchanged depending on the value of the derivative assets and liabilities, the Company’s credit rating, and the credit rating of the counterparty. Cash received by the Company from various counterparties was $32 million and $107 million at June 30, 2019 and December 31, 2018, respectively. The obligation to return such collateral is recorded in Accrued and other current liabilities. No cash collateral was advanced by the Company to counterparties as of June 30, 2019 or December 31, 2018.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

6.	Inventories
Inventories consisted of:

($ in millions)	June 30, 2019	December 31, 2018
Finished goods	$1,750	$1,658
Raw materials and work in process	5,388	5,004
Supplies	202	194
Total (approximates current cost)	7,340	6,856
(Decrease) increase to LIFO costs	(29)	1
	$7,311	$6,857
Recognized as:
Inventories	$5,847	$5,440
Other assets	1,464	1,417

Amounts recognized as Other assets are comprised almost entirely of raw materials and work in process inventories. At June 30, 2019 and December 31, 2018, these amounts included $1.3 billion and $1.4 billion, respectively, of inventories not expected to be sold within one year. In addition, these amounts included $118 million and $7 million at June 30, 2019 and December 31, 2018, respectively, of inventories produced in preparation for product launches.

7.	Loans Payable, Long-Term Debt and Leases
Long-Term Debt
In March 2019, the Company issued $5.0 billion principal amount of senior unsecured notes consisting of $750 million of 2.90% notes due 2024, $1.75 billion of 3.40% notes due 2029, $1.0 billion of 3.90% notes due 2039, and $1.5 billion of 4.00% notes due 2049. The Company used the net proceeds from the offering of $5.0 billion for general corporate purposes, including the repayment of outstanding commercial paper borrowings.
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

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Operating lease cost was $82 million and $165 million for the second quarter and first six months of 2019, respectively. Cash paid for amounts included in the measurement of operating lease liabilities was $65 million and $138 million for the second quarter and first six months of 2019, respectively.
Supplemental balance sheet information related to operating leases is as follows:

($ in millions)	June 30, 2019
Assets
Other Assets (1)	$1,063
Liabilities
Accrued and other current liabilities	$241
Other Noncurrent Liabilities	752
$993

Weighted-average remaining lease term (years)	7.5
Weighted-average discount rate	3.4%
(1) Includes prepaid leases that have no related lease liability.

Maturities of operating leases liabilities are as follows:

($ in millions)	June 30, 2019
2019 (excluding the six months ended June 30, 2019)	$138
2020	232
2021	172
2022	146
2023	98
Thereafter	339
Total lease payments	1,125
Less: imputed interest	(132)
$993

As of June 30, 2019, the Company had entered into additional real estate operating leases that had not yet commenced. The obligations associated with these leases totaled $127 million, of which $72 million related to a lease that commenced in July 2019 and has a lease term of 10 years.
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

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

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
Product Liability Litigation
Fosamax
As previously disclosed, Merck is a defendant in product liability lawsuits in the United States involving Fosamax (Fosamax Litigation). As of June 30, 2019, approximately 3,900 cases have been filed and either are pending or conditionally dismissed (as noted below) against Merck in either federal or state court. Plaintiffs in the vast majority of these cases generally allege that they sustained femur fractures and/or other bone injuries (Femur Fractures) in association with the use of Fosamax.
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
In August 2013, the Femur Fracture MDL court entered an order requiring plaintiffs in the Femur Fracture MDL to show cause why those cases asserting claims for a femur fracture injury that took place prior to September 14, 2010, should not be dismissed based on the court’s preemption decision in the Glynn case. Pursuant to the show cause order, in March 2014, the Femur Fracture MDL court dismissed with prejudice approximately 650 cases on preemption grounds. Plaintiffs in approximately 515 of those cases appealed that decision to the U.S. Court of Appeals for the Third Circuit (Third Circuit). In March 2017, the Third Circuit issued a decision reversing the Femur Fracture MDL court’s preemption ruling and remanding the appealed cases back to the Femur Fracture MDL court. Merck filed a petition for a writ of certiorari to the U.S. Supreme Court in August 2017 seeking review of the Third Circuit’s decision. In December 2017, the Supreme Court invited the Solicitor General to file a brief in the case expressing the views of the United States, and in May 2018, the Solicitor General submitted a brief stating that the Third Circuit’s decision was wrongly decided and recommended that the Supreme Court grant Merck’s cert petition. The Supreme Court granted Merck’s petition in June 2018, and an oral argument before the Supreme Court was held on January 7, 2019. On May 20, 2019, the Supreme Court issued its opinion and decided that the Third Circuit had incorrectly concluded that the issue of preemption should be resolved by a jury, and accordingly vacated the judgment of the Third Circuit and remanded the proceedings back to the Third Circuit to address the issue in a manner consistent with the Supreme Court’s opinion. The Third Circuit has requested, by August 6, 2019, ten page letters from each side addressing two specific issues central to the appeal.
Accordingly, as of June 30, 2019, 11 cases were actively pending in the Femur Fracture MDL, and approximately 1,060 cases have either been dismissed without prejudice or administratively closed pending final resolution by the Supreme Court of the appeal of the Femur Fracture MDL court’s preemption order.
As of June 30, 2019, approximately 2,555 cases alleging Femur Fractures have been filed in New Jersey state court and are pending before Judge James Hyland in Middlesex County. The parties selected an initial group of cases to be reviewed through fact discovery. Merck has continued to select additional cases to be reviewed through fact discovery from 2016 to the present.
As of June 30, 2019, approximately 275 cases alleging Femur Fractures have been filed and are pending in California state court. All of the Femur Fracture cases filed in California state court have been coordinated before a single judge in Orange County, California.
Additionally, there are four Femur Fracture cases pending in other state courts.
Discovery is presently stayed in the Femur Fracture MDL and in the state court cases in California. Merck intends to defend against these lawsuits.
Januvia/Janumet
As previously disclosed, Merck is a defendant in product liability lawsuits in the United States involving Januvia and/or Janumet. As of June 30, 2019, Merck is aware of approximately 1,350 product users alleging that Januvia and/or Janumet caused the development of pancreatic cancer and other injuries.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

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
As of June 30, 2019, seven product users have claims pending against Merck in state courts other than California, including Illinois. In June 2017, the Illinois trial court denied Merck’s motion for summary judgment based on federal preemption. Merck appealed, and the Illinois appellate court affirmed in December 2018. Merck filed a petition for leave to appeal to the Illinois Supreme Court in February 2019. In April 2019, the Illinois Supreme Court stayed consideration of the pending petition to appeal until the United States Supreme Court issued its opinion in Merck Sharp & Dohme Corp. v. Albrecht, No. 17-290. Merck filed the opinion in Albrecht with the Illinois Supreme Court in June 2019. The petition for leave to appeal remains pending.
In addition to the claims noted above, the Company has agreed to toll the statute of limitations for approximately 50 additional claims. The Company intends to continue defending against these lawsuits.
Governmental Proceedings
In the fall of 2018, the Company received a records subpoena from the U.S. Attorney’s Office for the District of Vermont (VT USAO) pursuant to Section 248 of the Health Insurance Portability and Accountability Act of 1996 (HIPAA) relating to an investigation of potential health care offenses. The subpoena sought information relating to any actual or potential business relationship or arrangement Merck has had with Practice Fusion, Inc. (PFI), a cloud-based, electronic health records (EHR) company that was acquired by Allscripts in January 2018. The Company cooperated with the government and responded to that subpoena. Subsequently, on May 21, 2019, Merck received a second records subpoena from the VT USAO that broadened the government’s information request by seeking information relating to Merck’s relationship with any EHR company. Shortly thereafter, the VT USAO served a Civil Investigation Demand (CID) upon Merck similarly seeking information on the Company’s relationships with EHR vendors. The CID explains that the government is conducting a False Claims Act investigation concerning whether Merck and/or PFI submitted claims to federal healthcare programs that violate the Federal Anti-Kickback Statute. Merck is cooperating with the government’s investigation.
On April 15, 2019, Merck received a set of investigative interrogatories from the California Attorney General’s Office pursuant to its investigation of conduct and agreements that allegedly affected or delayed competition to Lantus in the insulin market. The interrogatories seek information concerning Merck’s development of an insulin glargine product, and its subsequent termination, as well as Merck’s patent litigation against Sanofi S.A. concerning Lantus and the resolution of that litigation. Merck is cooperating with the California Attorney General’s investigation.
As previously disclosed, the Company’s subsidiaries in China have, in the past, received and may continue to receive inquiries regarding their operations from various Chinese governmental agencies. Some of these inquiries may be related to matters involving other multinational pharmaceutical companies, as well as Chinese entities doing business with such companies. The Company’s policy is to cooperate with these authorities and to provide responses as appropriate.
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

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Commercial and Other Litigation
Zetia Antitrust Litigation
As previously disclosed, Merck, MSD, Schering Corporation and MSP Singapore Company LLC (collectively, the Merck Defendants) are defendants in putative class action and opt-out lawsuits filed in 2018 on behalf of direct and indirect purchasers of Zetia alleging violations of federal and state antitrust laws, as well as other state statutory and common law causes of action. The cases have been consolidated for pretrial purposes in a federal multidistrict litigation before Judge Rebecca Beach Smith in the Eastern District of Virginia. In December 2018, the court denied the Merck Defendants’ motions to dismiss or stay the direct purchaser putative class actions pending bilateral arbitration. On February 6, 2019, the magistrate judge issued a report and recommendation recommending that the district judge grant in part and deny in part defendants’ motions to dismiss on non-arbitration issues. On February 20, 2019, defendants and retailer opt-out plaintiffs filed objections to the report and recommendation. The parties await a decision from the district judge. Trial is currently scheduled to begin on September 30, 2020.
Merck KGaA Litigation
As previously disclosed, in January 2016, to protect its long-established brand rights in the United States, the Company filed a lawsuit against Merck KGaA, Darmstadt, Germany (KGaA), historically operating as the EMD Group in the United States, alleging it improperly uses the name “Merck” in the United States. KGaA has filed suit against the Company in France, the UK, Germany, Switzerland, Mexico, India, Australia, Singapore, Hong Kong, and China alleging, among other things, unfair competition, trademark infringement and/or corporate name infringement. In the UK, Australia, Singapore, Hong Kong, and India, KGaA also alleges breach of the parties’ coexistence agreement. The litigation is ongoing in the United States with no trial date set, and also ongoing in numerous jurisdictions outside of the United States; the Company is defending those suits in each jurisdiction.
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
Januvia, Janumet, Janumet XR — In February 2019, Par Pharmaceutical, Inc. (Par Pharmaceutical) filed suit against the Company in the U.S. District Court for the District of New Jersey, seeking a declaratory judgment of invalidity of a patent owned by the Company covering certain salt and polymorphic forms of sitagliptin that expires in 2026. In response, the Company filed a patent infringement lawsuit in the U.S. District Court for the District of Delaware against Par Pharmaceutical and additional companies that also indicated an intent to market generic versions of Januvia, Janumet, and Janumet XR following expiration of key patent protection in 2022, but prior to the expiration of the later-granted patent owned by the Company covering certain salt and polymorphic forms of sitagliptin that expires in 2026, and a later granted patent owned by the Company covering the Janumet formulation which expires in 2028. Par Pharmaceutical dismissed its case in the U.S. District Court for the District of New Jersey against the Company and will litigate the action in the U.S. District Court for the District of Delaware. The Company filed a patent infringement lawsuit against Mylan Pharmaceuticals Inc. and Mylan Inc. (Mylan) in the Northern District of West Virginia. The Company has a pending, unopposed motion before the Judicial Panel of Multidistrict Litigation to transfer the Company’s lawsuit against Mylan to the U.S. District Court for the District of Delaware for coordinated and consolidated pretrial proceedings with the other cases pending in that district. The U.S. District Court for the District of Delaware has scheduled the lawsuits for a single 3-day trial on invalidity issues beginning October 4, 2021. The Court will schedule separate 1-day trials on infringement issues if necessary.
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

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Legal Defense Reserves
Legal defense costs expected to be incurred in connection with a loss contingency are accrued when probable and reasonably estimable. Some of the significant factors considered in the review of these legal defense reserves are as follows: the actual costs incurred by the Company; the development of the Company’s legal defense strategy and structure in light of the scope of its litigation; the number of cases being brought against the Company; the costs and outcomes of completed trials and the most current information regarding anticipated timing, progression, and related costs of pre-trial activities and trials in the associated litigation. The amount of legal defense reserves as of June 30, 2019 and December 31, 2018 of approximately $260 million and $245 million, respectively, represents the Company’s best estimate of the minimum amount of defense costs to be incurred in connection with its outstanding litigation; however, events such as additional trials and other events that could arise in the course of its litigation could affect the ultimate amount of legal defense costs to be incurred by the Company. The Company will continue to monitor its legal defense costs and review the adequacy of the associated reserves and may determine to increase the reserves at any time in the future if, based upon the factors set forth, it believes it would be appropriate to do so.

9.	Equity

	Three Months Ended June 30,
	Common Stock		Other Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Non- Controlling Interests	Total
($ and shares in millions except per share amounts)	Shares	Par Value				Shares	Cost
Balance at April 1, 2018	3,577	$1,788	$39,874	$41,107	$(5,060)	885	$(44,041)	$233	$33,901
Net income attributable to Merck & Co., Inc.	—	—	—	1,707	—	—	—	—	1,707
Other comprehensive loss, net of taxes	—	—	—	—	(62)	—	—	—	(62)
Cash dividends declared on common stock ($0.48 per share)	—	—	—	(1,291)	—	—	—	—	(1,291)
Treasury stock shares purchased	—	—	—	—	—	27	(1,596)	—	(1,596)
Share-based compensation plans and other	—	—	(133)	—	—	(5)	236	—	103
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	9	9
Distributions attributable to noncontrolling interests	—	—	—	—	—	—	—	(5)	(5)
Balance at June 30, 2018	3,577	$1,788	$39,741	$41,523	$(5,122)	907	$(45,401)	$237	$32,766
Balance at April 1, 2019	3,577	$1,788	$38,768	$44,065	$(5,346)	994	$(51,736)	$131	$27,670
Net income attributable to Merck & Co., Inc.	—	—	—	2,670	—	—	—	—	2,670
Other comprehensive loss, net of taxes	—	—	—	—	(16)	—	—	—	(16)
Cash dividends declared on common stock ($0.55 per share)	—	—	—	(1,440)	—	—	—	—	(1,440)
Treasury stock shares purchased	—	—	1,000	—	—	24	(2,235)	—	(1,235)
Share-based compensation plans and other	—	—	(284)	—	—	(8)	401	—	117
Net loss attributable to noncontrolling interests	—	—	—	—	—	—	—	(26)	(26)
Other changes in noncontrolling ownership interests	—	—	—	—	—	—	—	(3)	(3)
Balance at June 30, 2019	3,577	$1,788	$39,484	$45,295	$(5,362)	1,010	$(53,570)	$102	$27,737

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

	Six Months Ended June 30,
	Common Stock		Other Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Non- Controlling Interests	Total
($ and shares in millions except per share amounts)	Shares	Par Value				Shares	Cost
Balance at January 1, 2018	3,577	$1,788	$39,902	$41,350	$(4,910)	880	$(43,794)	$233	$34,569
Net income attributable to Merck & Co., Inc.	—	—	—	2,443	—	—	—	—	2,443
Adoption of new accounting standards	—	—	—	322	(274)	—	—	—	48
Other comprehensive income, net of taxes	—	—	—	—	62	—	—	—	62
Cash dividends declared on common stock ($0.96 per share)	—	—	—	(2,592)	—	—	—	—	(2,592)
Treasury stock shares purchased	—	—	—	—	—	37	(2,162)	—	(2,162)
Share-based compensation plans and other	—	—	(161)	—	—	(10)	555	—	394
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	14	14
Distributions attributable to noncontrolling interests	—	—	—	—	—	—	—	(10)	(10)
Balance at June 30, 2018	3,577	$1,788	$39,741	$41,523	$(5,122)	907	$(45,401)	$237	$32,766
Balance at January 1, 2019	3,577	$1,788	$38,808	$42,579	$(5,545)	985	$(50,929)	$181	$26,882
Net income attributable to Merck & Co., Inc.	—	—	—	5,585	—	—	—	—	5,585
Other comprehensive income, net of taxes	—	—	—	—	183	—	—	—	183
Cash dividends declared on common stock ($1.10 per share)	—	—	—	(2,869)	—	—	—	—	(2,869)
Treasury stock shares purchased	—	—	1,000	—	—	38	(3,325)	—	(2,325)
Share-based compensation plans and other	—	—	(324)	—	—	(13)	684	—	360
Net loss attributable to noncontrolling interests	—	—	—	—	—	—	—	(79)	(79)
Balance at June 30, 2019	3,577	$1,788	$39,484	$45,295	$(5,362)	1,010	$(53,570)	$102	$27,737

On October 25, 2018, the Company entered into accelerated share repurchase (ASR) agreements with two third-party financial institutions (Dealers). Under the ASR agreements, Merck agreed to purchase $5 billion of Merck’s common stock, in total, with an initial delivery of 56.7 million shares of Merck’s common stock, based on the then-current market price, made by the Dealers to Merck, and payments of $5 billion made by Merck to the Dealers on October 29, 2018, which were funded with existing cash and investments, as well as short-term borrowings. The payments to the Dealers were recorded as reductions to shareholders’ equity, consisting of a $4 billion increase in treasury stock, which reflected the value of the initial 56.7 million shares received on October 29, 2018, and a $1 billion decrease in other-paid-in capital, which reflected the value of the stock held back by the Dealers pending final settlement. Upon settlement of the ASR agreements in April 2019, Merck received an additional 7.7 million shares as determined by the average daily volume weighted-average price of Merck’s common stock during the term of the ASR program, less a negotiated discount, bringing the total shares received by Merck under this program to 64.4 million. The receipt of the additional shares was reflected as an increase to treasury stock and an increase to other-paid-in capital in the second quarter of 2019.

10.	Share-Based Compensation Plans
The Company has share-based compensation plans under which the Company grants restricted stock units (RSUs) and performance share units (PSUs) to certain management level employees. In addition, employees and non-employee directors may be granted options to purchase shares of Company common stock at the fair market value at the time of grant.
The following table provides the amounts of share-based compensation cost recorded in the Condensed Consolidated Statement of Income:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2019	2018	2019	2018
Pretax share-based compensation expense	$111	$90	$204	$170
Income tax benefit	(15)	(13)	(28)	(28)
Total share-based compensation expense, net of taxes	$96	$77	$176	$142

During the first six months of 2019, the Company granted 6 million RSUs with a weighted-average grant date fair value of $76.31 per RSU and during the first six months of 2018 granted 7 million RSUs with a weighted-average grant date fair value of $58.15 per RSU. During the first six months of 2019, the Company granted 609 thousand PSUs with a weighted-average

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

grant date fair value of $90.50 per PSU and during the first six months of 2018 granted 855 thousand PSUs with a weighted-average grant date fair value of $56.70 per PSU.
During the first six months of 2019, the Company granted 3 million stock options with a weighted-average exercise price of $80.00 per option and during the first six months of 2018 granted 3 million stock options with a weighted-average exercise price of $57.72 per option. The weighted-average fair value of options granted during the first six months of 2019 and 2018 was $10.63 and $8.19 per option, respectively, and was determined using the following assumptions:

	Six Months Ended June 30,
	2019	2018
Expected dividend yield	3.2%	3.4%
Risk-free interest rate	2.4%	2.8%
Expected volatility	18.7%	19.1%
Expected life (years)	5.9	6.1

At June 30, 2019, there was $800 million of total pretax unrecognized compensation expense related to nonvested stock options, RSU and PSU awards which will be recognized over a weighted-average period of 2.2 years. For segment reporting, share-based compensation costs are unallocated expenses.

11.	Pension and Other Postretirement Benefit Plans
The Company has defined benefit pension plans covering eligible employees in the United States and in certain of its international subsidiaries. The net periodic benefit cost of such plans consisted of the following components:

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
($ in millions)	U.S.	International	U.S.	International	U.S.	International	U.S.	International
Service cost	$74	$60	$85	$58	$144	$120	$168	$125
Interest cost	113	44	107	45	228	89	215	91
Expected return on plan assets	(205)	(107)	(211)	(108)	(411)	(214)	(425)	(221)
Amortization of unrecognized prior service credit	(12)	(3)	(13)	(3)	(25)	(6)	(25)	(7)
Net loss amortization	35	16	56	21	70	31	112	43
Termination benefits	3	1	7	—	5	1	17	—
Curtailments	—	—	5	(1)	1	—	3	(1)
Settlements	—	—	—	4	—	—	1	4
	$8	$11	$36	$16	$12	$21	$66	$34
The Company provides medical benefits, principally to its eligible U.S. retirees and similar benefits to their dependents, through its other postretirement benefit plans. The net credit of such plans consisted of the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2019	2018	2019	2018
Service cost	$12	$14	$24	$28
Interest cost	18	18	35	35
Expected return on plan assets	(18)	(21)	(36)	(41)
Amortization of unrecognized prior service credit	(21)	(21)	(43)	(42)
Termination benefits	—	1	—	2
Curtailments	(1)	(2)	(1)	(6)
	$(10)	$(11)	$(21)	$(24)

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

12.	Other (Income) Expense, Net
Other (income) expense, net, consisted of:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2019	2018	2019	2018
Interest income	$(75)	$(81)	$(164)	$(165)
Interest expense	233	194	442	379
Exchange losses	27	71	128	77
Income from investments in equity securities, net (1)	(58)	(153)	(32)	(178)
Net periodic defined benefit plan (credit) cost other than service cost	(140)	(130)	(281)	(265)
Other, net	153	51	234	(188)
	$140	$(48)	$327	$(340)

(1)	Includes net realized and unrealized gains and losses from investments in equity securities either owned directly or through ownership interests in investments funds.
The higher exchange losses in the first six months of 2019 reflect losses on forward exchange contracts related to the acquisition of Antelliq.
Other, net (as reflected in the table above) in the second quarter and first six months of 2019 includes $78 million and $162 million of goodwill impairment charges related to certain businesses in the Healthcare Services segment. Other, net in the first six months of 2018 includes a $115 million gain on the settlement of certain patent litigation.
Interest paid for the six months ended June 30, 2019 and 2018 was $356 million and $341 million, respectively.

13.	Taxes on Income
The effective income tax rates of 18.9% and 17.8% for the second quarter of 2019 and 2018, respectively, and 13.0% and 28.4% for the first six months of 2019 and 2018, respectively, reflect the impacts of acquisition and divestiture-related costs and restructuring costs, partially offset by the beneficial impact of foreign earnings. In addition, the effective income tax rate for the first six months of 2019 reflects the favorable impact of a $360 million net tax benefit related to the settlement of certain federal income tax matters (discussed below). The effective income tax rate for the first six months of 2018 reflects the unfavorable impact of a $1.4 billion pretax charge recorded in connection with the formation of a collaboration with Eisai for which no tax benefit was recognized.
In the first quarter of 2019, the Internal Revenue Service (IRS) concluded its examinations of Merck’s 2012-2014 U.S. federal income tax returns. As a result, the Company was required to make a payment of $107 million. The Company’s reserves for unrecognized tax benefits for the years under examination exceeded the adjustments relating to this examination period and therefore the Company recorded a $360 million net tax benefit in the first six months of 2019. This net benefit reflects reductions in reserves for unrecognized tax benefits for tax positions relating to the years that were under examination, partially offset by additional reserves for tax positions not previously reserved for.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

14.	Earnings Per Share
The calculations of earnings per share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ and shares in millions except per share amounts)	2019	2018	2019	2018
Net income attributable to Merck & Co., Inc.	$2,670	$1,707	$5,585	$2,443
Average common shares outstanding	2,574	2,683	2,579	2,689
Common shares issuable (1)	14	13	17	13
Average common shares outstanding assuming dilution	2,588	2,696	2,596	2,702
Basic earnings per common share attributable to Merck & Co., Inc. common shareholders	$1.04	$0.64	$2.17	$0.91
Earnings per common share assuming dilution attributable to Merck & Co., Inc. common shareholders	$1.03	$0.63	$2.15	$0.90

(1)	Issuable primarily under share-based compensation plans.
For the second quarter of 2019 and 2018, 3 million and 13 million, respectively, and for the first six months of 2019 and 2018, 4 million and 15 million, respectively, of common shares issuable under share-based compensation plans were excluded from the computation of earnings per common share assuming dilution because the effect would have been antidilutive.

15.	Other Comprehensive Income (Loss)
Changes in AOCI by component are as follows:

	Three Months Ended June 30,
($ in millions)	Derivatives		Investments		Employee Benefit Plans		Cumulative Translation Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance April 1, 2018, net of taxes	$(201)		$(167)		$(3,095)		$(1,597)	$(5,060)
Other comprehensive income (loss) before reclassification adjustments, pretax	265		(17)		(1)		(301)	(54)
Tax	(56)		—		1		(60)	(115)
Other comprehensive income (loss) before reclassification adjustments, net of taxes	209		(17)		—		(361)	(169)
Reclassification adjustments, pretax	72	(1)	20	(2)	40	(3)	—	132
Tax	(15)		—		(10)		—	(25)
Reclassification adjustments, net of taxes	57		20		30		—	107
Other comprehensive income (loss), net of taxes	266		3		30		(361)	(62)
Balance June 30, 2018, net of taxes	$65		$(164)		$(3,065)		$(1,958)	$(5,122)
Balance April 1, 2019, net of taxes	$118		$4		$(3,541)		$(1,927)	$(5,346)
Other comprehensive income (loss) before reclassification adjustments, pretax	10		55		—		(25)	40
Tax	(2)		—		—		6	4
Other comprehensive income (loss) before reclassification adjustments, net of taxes	8		55		—		(19)	44
Reclassification adjustments, pretax	(76)	(1)	(11)	(2)	14	(3)	—	(73)
Tax	16		—		(3)		—	13
Reclassification adjustments, net of taxes	(60)		(11)		11		—	(60)
Other comprehensive income (loss), net of taxes	(52)		44		11		(19)	(16)
Balance June 30, 2019, net of taxes	$66		$48		$(3,530)		$(1,946)	$(5,362)

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

	Six Months Ended June 30,
($ in millions)	Derivatives		Investments		Employee Benefit Plans		Cumulative Translation Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance January 1, 2018, net of taxes	$(108)		$(61)		$(2,787)		$(1,954)	$(4,910)
Other comprehensive income (loss) before reclassification adjustments, pretax	84		(133)		(2)		18	(33)
Tax	(18)		1		4		(122)	(135)
Other comprehensive income (loss) before reclassification adjustments, net of taxes	66		(132)		2		(104)	(168)
Reclassification adjustments, pretax	164	(1)	36	(2)	81	(3)	—	281
Tax	(34)		—		(17)		—	(51)
Reclassification adjustments, net of taxes	130		36		64		—	230
Other comprehensive income (loss), net of taxes	196		(96)		66		(104)	62

Adoption of ASU 2018-02	(23)		1		(344)		100	(266)
Adoption of ASU 2016-01	—		(8)		—		—	(8)

Balance June 30, 2018, net of taxes	$65		$(164)		$(3,065)		$(1,958)	$(5,122)
Balance January 1, 2019, net of taxes	$166		$(78)		$(3,556)		$(2,077)	$(5,545)
Other comprehensive income (loss) before reclassification adjustments, pretax	(3)		131		(1)		131	258
Tax	1		—		6		—	7
Other comprehensive income (loss) before reclassification adjustments, net of taxes	(2)		131		5		131	265
Reclassification adjustments, pretax	(124)	(1)	(5)	(2)	28	(3)	—	(101)
Tax	26		—		(7)		—	19
Reclassification adjustments, net of taxes	(98)		(5)		21		—	(82)
Other comprehensive income (loss), net of taxes	(100)		126		26		131	183
Balance June 30, 2019, net of taxes	$66		$48		$(3,530)		$(1,946)	$(5,362)

(1)	Relates to foreign currency cash flow hedges that were reclassified from AOCI to Sales.

(2)	Represents net realized (gains) losses on the sales of available-for-sale debt securities that were reclassified from AOCI to Other (income) expense, net.

(3)	Includes net amortization of prior service cost and actuarial gains and losses included in net periodic benefit cost (see Note 11).

16.	Segment Reporting
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

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Sales of the Company’s products were as follows:

	Three Months Ended June 30,						Six Months Ended June 30,
	2019			2018			2019			2018
($ in millions)	U.S.	Int’l	Total	U.S.	Int’l	Total	U.S.	Int’l	Total	U.S.	Int’l	Total
Pharmaceutical:
Oncology
Keytruda	$1,498	$1,136	$2,634	$959	$707	$1,667	$2,782	$2,121	$4,903	$1,797	$1,333	$3,131
Emend	67	54	121	89	59	148	130	107	237	168	105	273
Alliance revenue - Lynparza	66	45	111	31	13	44	116	74	190	55	22	76
Alliance revenue - Lenvima	54	43	97	19	16	35	104	67	171	19	16	35
Vaccines
Gardasil/Gardasil 9	456	430	886	302	306	608	818	906	1,724	682	586	1,269
ProQuad/M-M-R II/Varivax	500	174	675	356	70	426	843	328	1,171	668	150	818
RotaTeq	104	68	172	99	57	156	258	125	383	250	99	349
Pneumovax 23	123	47	170	122	71	193	248	107	355	234	137	372
Vaqta	38	20	58	42	23	65	67	39	105	60	42	101
Hospital Acute Care
Bridion	129	149	278	95	145	240	248	285	533	175	269	444
Noxafil	100	93	193	87	100	188	191	192	383	168	195	363
Cubicin	22	45	67	48	46	94	64	91	155	95	97	192
Invanz	18	60	78	87	63	149	31	118	150	177	123	300
Primaxin	—	70	71	—	68	68	1	129	130	5	135	140
Cancidas	3	64	67	4	83	87	4	125	129	7	171	178
Immunology
Simponi	—	214	214	—	233	233	—	422	422	—	464	464
Remicade	—	98	98	—	157	157	—	221	221	—	324	324
Neuroscience
Belsomra	21	55	76	29	42	71	45	98	143	52	73	125
Virology
Isentress/Isentress HD	94	153	247	132	174	305	202	300	502	260	326	586
Zepatier	39	68	108	(10)	123	113	72	149	221	(10)	253	243
Cardiovascular
Zetia	6	150	156	8	218	226	6	290	296	25	505	531
Vytorin	3	73	76	3	152	155	6	167	174	11	311	322
Atozet	—	92	92	—	101	101	—	186	186	—	174	174
Adempas	—	104	104	—	75	75	—	194	194	—	143	143
Diabetes
Januvia	471	437	908	503	446	949	855	877	1,732	968	862	1,829
Janumet	166	366	533	209	377	585	333	730	1,063	401	729	1,129
Women’s Health
NuvaRing	206	34	240	187	49	236	391	68	459	357	95	452
Implanon/Nexplanon	136	48	183	114	60	174	285	98	382	242	106	348
Diversified Brands
Singulair	8	153	160	5	180	185	13	338	352	11	350	360
Cozaar/Hyzaar	6	103	109	7	118	125	10	202	213	14	231	245
Nasonex	(1)	73	72	—	81	81	(2)	170	168	2	201	203
Arcoxia	—	75	75	—	84	84	—	149	149	—	166	166
Follistim AQ	24	39	63	27	43	70	53	67	121	56	81	138
Other pharmaceutical (1)	401	869	1,268	287	902	1,189	759	1,650	2,406	608	1,770	2,378
Total Pharmaceutical segment sales	4,758	5,702	10,460	3,841	5,442	9,282	8,933	11,190	20,123	7,557	10,644	18,201
Animal Health:
Livestock	145	526	671	107	526	633	261	1,021	1,282	231	1,055	1,286
Companion Animals	190	263	453	204	253	457	367	500	867	387	482	869
Total Animal Health segment sales	335	789	1,124	311	779	1,090	628	1,521	2,149	618	1,537	2,155
Other segment sales (2)	47	—	48	56	—	56	86	—	87	140	—	140
Total segment sales	5,140	6,491	11,632	4,208	6,221	10,428	9,647	12,711	22,359	8,315	12,181	20,496
Other (3)	4	125	128	54	(18)	37	12	206	216	80	(74)	6
	$5,144	$6,616	$11,760	$4,262	$6,203	$10,465	$9,659	$12,917	$22,575	$8,395	$12,107	$20,502
U.S. plus international may not equal total due to rounding.

(1)	Other pharmaceutical primarily reflects sales of other human health pharmaceutical products, including products within the franchises not listed separately.

(2)	Represents the non-reportable segments of Healthcare Services and Alliances.

(3)	Other is primarily comprised of miscellaneous corporate revenues, including revenue hedging activities, as well as third-party manufacturing sales.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Product sales are recorded net of the provision for discounts, including chargebacks, which are customer discounts that occur when a contracted customer purchases through an intermediary wholesale purchaser, and rebates that are owed based upon definitive contractual agreements or legal requirements with private sector and public sector (Medicaid and Medicare Part D) benefit providers, after the final dispensing of the product by a pharmacy to a benefit plan participant. These discounts, in the aggregate, reduced U.S. sales by $2.9 billion and $2.8 billion for the three months ended June 30, 2019 and 2018, respectively, and by $5.5 billion and $5.2 billion for the six months ended June 30, 2019 and 2018, respectively.
Consolidated sales by geographic area where derived are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2019	2018	2019	2018
United States	$5,144	$4,262	$9,659	$8,395
Europe, Middle East and Africa	3,163	3,144	6,265	6,334
Japan	921	855	1,720	1,592
China	763	559	1,509	1,045
Asia Pacific (other than Japan and China)	716	791	1,461	1,543
Latin America	658	594	1,219	1,126
Other	395	260	742	467
	$11,760	$10,465	$22,575	$20,502

A reconciliation of segment profits to Income before taxes is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2019	2018	2019	2018
Segment profits:
Pharmaceutical segment	$7,115	$5,975	$13,690	$11,914
Animal Health segment	405	450	820	864
Other segments	(2)	26	—	88
Total segment profits	7,518	6,451	14,510	12,866
Other profits (losses)	94	(2)	124	(89)
Unallocated:
Interest income	75	81	164	165
Interest expense	(233)	(194)	(442)	(379)
Depreciation and amortization	(427)	(332)	(786)	(682)
Research and development	(2,093)	(2,190)	(3,935)	(5,307)
Amortization of purchase accounting adjustments	(378)	(732)	(775)	(1,464)
Restructuring costs	(59)	(228)	(212)	(323)
Other unallocated, net	(1,238)	(768)	(2,322)	(1,355)
	$3,259	$2,086	$6,326	$3,432

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
Business Developments
In April 2019, Merck acquired Antelliq Corporation (Antelliq), a leader in digital animal identification, traceability and monitoring solutions. These solutions help veterinarians, farmers and pet owners gather critical data to improve management, health and well-being of livestock and pets. Merck paid $2.3 billion to acquire all outstanding shares of Antelliq and spent $1.3 billion to repay Antelliq’s debt (see Note 2 to the condensed consolidated financial statements).
Also in April 2019, Merck acquired Immune Design, a late-stage immunotherapy company employing next-generation in vivo approaches to enable the body’s immune system to fight disease, for $301 million in cash (see Note 2 to the condensed consolidated financial statements).
In July 2019, Merck acquired Peloton Therapeutics, Inc. (Peloton), a clinical-stage biopharmaceutical company focused on the development of novel small molecule therapeutic candidates targeting hypoxia-inducible factor-2α (HIF-2α) for the treatment of patients with cancer and other non-oncology diseases. Peloton’s lead candidate, MK-6482 (formerly PT2977), is a novel oral HIF-2α inhibitor in late-stage development for renal cell carcinoma. Merck made an upfront payment of $1.05 billion in cash; additionally, former Peloton shareholders will be eligible to receive up to an additional $1.15 billion contingent upon successful achievement of future regulatory and sales-based milestones.
Restructuring Program
Merck recently approved a new global restructuring program (2019 Restructuring Program) as part of a worldwide initiative focused primarily on further optimizing the Company’s manufacturing and supply network, as well as reducing its global real estate footprint. This program is a continuation of the Company’s plant rationalization and builds on prior restructuring programs. The Company will continue to evaluate its global footprint and overall operating model, which could result in the identification of additional actions over time. The actions contemplated under the 2019 Restructuring Program are expected to be substantially completed by the end of 2023, with the cumulative pretax costs to be incurred by the Company to implement the program estimated to be approximately $800 million to $1.2 billion. The Company expects to record charges of approximately $500 million in 2019 related to the program. The Company anticipates the actions under the 2019 Restructuring Program to result in annual net cost savings of approximately $500 million by the end of 2023.
Pricing
Global efforts toward health care cost containment continue to exert pressure on product pricing and market access worldwide. In the United States, pricing pressure continues on many of the Company’s products. Changes to the U.S. health care system as part of health care reform, as well as increased purchasing power of entities that negotiate on behalf of Medicare, Medicaid, and private sector beneficiaries, have contributed to pricing pressure. In several international markets, government-mandated pricing actions have reduced prices of generic and patented drugs. In addition, the Company’s revenue performance in the first six months of 2019 was negatively affected by other cost-reduction measures taken by governments and other third-parties to lower health care costs. The Company anticipates all of these actions will continue to negatively affect revenue performance for the remainder of 2019.
Operating Results
Sales
Worldwide sales were $11.8 billion for the second quarter of 2019, an increase of 12% compared with the second quarter of 2018 including a 3% unfavorable effect from foreign exchange. Global sales were $22.6 billion for the first six months of 2019, an increase of 10% compared with the same period of 2018 including a 3% unfavorable effect from foreign exchange. Sales growth in both periods was driven primarily by higher sales in the oncology franchise reflecting strong growth of Keytruda (pembrolizumab), as well as increased alliance revenue from Lynparza (olaparib) and Lenvima (lenvatinib). Higher sales of vaccines, including human papillomavirus (HPV) vaccine Gardasil (Human Papillomavirus Quadrivalent [Types 6, 11, 16 and 18] Vaccine, Recombinant)/Gardasil 9 (Human Papillomavirus 9-valent Vaccine, Recombinant), and pediatric vaccines ProQuad (Measles, Mumps, Rubella and Varicella Virus Vaccine Live), M‑M‑R II (Measles, Mumps and Rubella Virus Vaccine Live) and Varivax (Varicella Virus Vaccine Live) also drove sales growth in the second quarter and first six months of 2019.
Sales growth in both periods was partially offset by the ongoing effects of generic competition for cardiovascular products Zetia (ezetimibe) and Vytorin (ezetimibe and simvastatin), hospital acute care product Invanz (ertapenem sodium), and biosimilar competition for immunology product Remicade (infliximab). Lower sales of products within the diversified brands franchise, diabetes products Januvia (sitagliptin) and Janumet (sitagliptin/metformin HCl) and HIV products Isentress/Isentress HD (raltegravir) also partially offset revenue growth in the quarter and year-to-date period. The diversified brands franchise includes certain products that are approaching the expiration of their marketing exclusivity or that are no longer protected by patents in developed markets.
International sales represented 56% and 57% of total sales in the second quarter and first six months of 2019, respectively. Performance in international markets was led by China, which had total sales of $763 million and $1.5 billion in the second quarter and first six months of 2019, respectively, representing growth rates of 37% and 44%, respectively, compared with the same prior year periods. Foreign exchange unfavorably affected sales performance in China by 9% and 10% in the second quarter and first six months of 2019, respectively.
Pharmaceutical Segment
Oncology
Keytruda is an anti-PD-1 therapy that has been approved for the treatment of multiple malignancies including non-small-cell lung cancer (NSCLC), melanoma, classical Hodgkin lymphoma (cHL), head and neck squamous cell carcinoma (HNSCC), urothelial carcinoma, cervical cancer, primary mediastinal large B-cell lymphoma (PMBCL), hepatocellular carcinoma, Merkel cell carcinoma, gastric or gastroesophageal junction adenocarcinoma and microsatellite instability-high (MSI-H) or mismatch repair deficient cancer. Keytruda was also recently approved in the United States for the treatment of certain patients with esophageal cancer, renal cell carcinoma and small-cell lung cancer (SCLC) (see below). The Keytruda clinical development program includes studies across a broad range of cancer types (see “Research and Development” below).
In July 2019, the U.S. Food and Drug Administration (FDA) approved Keytruda as monotherapy for the treatment of patients with recurrent locally advanced or metastatic squamous cell carcinoma of the esophagus whose tumors express PD-L1 (Combined Positive Score [CPS] ≥10) as determined by an FDA-approved test, with disease progression after one or more prior lines of systemic therapy.
In June 2019, the FDA approved Keytruda as monotherapy or in combination with chemotherapy for the first-line treatment of patients with metastatic or unresectable, recurrent HNSCC based on results from the pivotal Phase 3 KEYNOTE-048 trial. Keytruda was initially approved for the treatment of certain patients with recurrent or metastatic HNSCC under the FDA’s accelerated approval process based on data from the Phase 1b KEYNOTE-012 trial. In accordance with the accelerated approval process, continued approval was contingent upon verification and description of clinical benefit, which has now been demonstrated in KEYNOTE-048 and has resulted in the FDA converting the accelerated approval to a full (regular) approval.
Also in June 2019, the FDA approved Keytruda as monotherapy for the treatment of patients with metastatic SCLC with disease progression on or after platinum-based chemotherapy and at least one other prior line of therapy based on pooled data from the KEYNOTE-158 (cohort G) and KEYNOTE-028 (cohort C1) clinical trials.
In April 2019, the FDA approved Keytruda in combination with Inlyta (axitinib), a tyrosine kinase inhibitor, for the first-line treatment of patients with advanced renal cell carcinoma, the most common type of kidney cancer, based on findings from the pivotal Phase 3 KEYNOTE-426 trial.
Also in April 2019, the FDA approved an expanded label for Keytruda as monotherapy for the first-line treatment of patients with stage III NSCLC who are not candidates for surgical resection or definitive chemoradiation, or metastatic NSCLC, and whose tumors express PD-L1 (tumor proportion score [TPS] ≥1%) as determined by an FDA-approved test, with no EGFR or ALK genomic tumor aberrations. The approval is based on results from the Phase 3 KEYNOTE-042 trial.
Additionally, in April 2019, Merck announced that Keytruda was approved by China’s National Medical Products Administration in combination with pemetrexed and platinum chemotherapy for the first-line treatment of patients with metastatic nonsquamous NSCLC, with no EGFR or ALK genomic tumor aberrations, based on data from the pivotal Phase 3 KEYNOTE-189 trial.
In March 2019, the European Commission (EC) approved Keytruda in combination with carboplatin and either paclitaxel or nab-paclitaxel for the first-line treatment of adults with metastatic squamous NSCLC based on data from the Phase 3 KEYNOTE-407 trial. Keytruda was approved for this indication in the United States in October 2018.
In April 2019, the EC approved a new extended dosing schedule of 400 mg every six weeks (Q6W) delivered as an intravenous infusion over 30 minutes for all approved monotherapy indications in the European Union (EU). The Q6W dose is available in addition to the formerly approved dose of Keytruda 200 mg every three weeks (Q3W) infused over 30 minutes.
Global sales of Keytruda were $2.6 billion in the second quarter of 2019 and $4.9 billion in the first six months of 2019, representing growth of 58% and 57%, respectively, compared with the same periods of 2018. Foreign exchange unfavorably affected global sales performance by 5% in both the second quarter and first six months of 2019. Sales growth in both periods was driven by volume growth as the Company continues to launch Keytruda with multiple new indications globally. Sales in the United States continue to build across the multiple approved indications, in particular for the treatment of NSCLC both as monotherapy, and combination with chemotherapy for either nonsquamous or squamous NSCLC. Other indications contributing to U.S. sales growth include HNSCC, bladder cancer, melanoma, and MSI-H cancer, along with uptake in the recently launched renal cell carcinoma and adjuvant melanoma indications. Keytruda sales growth in international markets was driven primarily by use in the treatment of NSCLC as monotherapy, as well as in combination with chemotherapy as that indication continues launching in multiple markets, including in Europe. The launch of multiple new indications in Japan and China also drove growth in the second quarter and first six months of 2019.
Global sales of Emend (aprepitant), for the prevention of chemotherapy-induced and post-operative nausea and vomiting, were $121 million in the second quarter of 2019 and $237 million for the first six months of 2019, declines of 18% and 13%, respectively, compared with the same periods of 2018. Foreign exchange unfavorably affected global sales performance by 3% in both the second quarter and first six months of 2019. The sales declines primarily reflect lower demand in the United States due to competition. The patent that provided U.S. market exclusivity for Emend expired in 2015 and the patent that provided market exclusivity in most major European markets expired in May 2019. The patent that provides U.S. market exclusivity for Emend for Injection expires in September 2019 and the patent that provides market exclusivity in major European markets expires in February 2020 (although six-month pediatric exclusivity may extend this date). The Company anticipates that sales of Emend in these markets will decline significantly after these patent expiries.
Lynparza, an oral poly (ADP-ribose) polymerase (PARP) inhibitor being developed as part of a collaboration with AstraZeneca PLC (AstraZeneca) (see Note 3 to the condensed consolidated financial statements), is currently approved for certain types of ovarian and breast cancer. Merck recorded alliance revenue related to Lynparza of $111 million in the second quarter of 2019 compared with $44 million in the second quarter of 2018 and $190 million for the first six months of 2019 compared with $76 million for the first six months of 2018. The increase in alliance revenue reflects, in part, uptake in the treatment of ovarian cancer following U.S. approval in December 2018 based on the Phase 3 SOLO-1 trial. In April 2019, the EC approved Lynparza as a monotherapy for the treatment of certain adult patients with germline BRCA1/2-mutations, and who have human epidermal growth factor receptor 2 (HER2)-negative locally advanced or metastatic breast cancer, triggering a $30 million milestone payment from Merck to AstraZeneca. The approval was based on the results of the Phase 3 OlympiAD trial. In June 2019, the EC approved Lynparza as monotherapy for the maintenance treatment of certain adult patients with BRCA-mutated advanced ovarian, fallopian tube or primary peritoneal cancer based on data from the SOLO-1 trial, triggering a $30 million milestone payment from Merck to AstraZeneca.
Lenvima, an oral receptor tyrosine kinase inhibitor being developed as part of a collaboration with Eisai entered into in March 2018 (see Note 3 to the condensed consolidated financial statements), is approved for certain types of thyroid cancer, hepatocellular carcinoma, and in combination for certain patients with renal cell carcinoma. Merck recorded alliance revenue of $97 million and $35 million in the second quarter of 2019 and 2018, respectively, related to Lenvima. Alliance revenue for Lenvima was $171 million for the first six months of 2019. Lenvima sales in 2019 reflect strong performance in hepatocellular carcinoma following recent worldwide launches.
Vaccines
Worldwide sales of Gardasil/Gardasil 9, vaccines to help prevent certain cancers and other diseases caused by certain types of HPV, were $886 million in the second quarter of 2019, an increase of 46% compared with the second quarter of 2018 including a 4% unfavorable effect from foreign exchange. Growth was driven primarily by public sector buying patterns, higher demand and pricing in the United States and the ongoing launch in China. Higher demand in Europe reflecting increased vaccination rates for both boys and girls also contributed to sales growth in the quarter. Global sales of Gardasil/Gardasil 9 were $1.7 billion for the first six months of 2019, an increase of 36% compared with the same period of 2018 including a 4% unfavorable effect from foreign exchange. Sales growth in the first six months of 2019 primarily reflects higher volumes in China, the United States and Europe.
Global sales of ProQuad, a pediatric combination vaccine to help protect against measles, mumps, rubella and varicella, were $204 million in the second quarter of 2019, an increase of 40% compared with $146 million in the second quarter of 2018. Worldwide sales of ProQuad were $356 million in the first six months of 2019, an increase of 33% compared with $269 million in the first six months of 2018. Foreign exchange unfavorably affected global sales performance by 2% and 1% in the second quarter and first six months of 2019, respectively. Sales growth in both periods was driven primarily by higher volumes and pricing in the United States and volume growth in certain European markets.
Worldwide sales of M‑M‑R II, a vaccine to help protect against measles, mumps and rubella, were $199 million for the second quarter of 2019 compared with $95 million for the second quarter of 2018 and were $322 million in the first six months of 2019 compared with $188 million in the first six months of 2018. Growth in both periods was driven primarily by higher sales in the United Sates reflecting increased demand due to measles outbreaks, including private-sector buy-in, as well as higher pricing. Government tenders in Latin America also contributed to sales growth in the year-to-date period.
Global sales of Varivax, a vaccine to help prevent chickenpox (varicella), were $271 million for the second quarter of 2019, an increase of 46% compared with $186 million for the second quarter of 2018. Worldwide sales of Varivax were $492 million in the first six months of 2019, an increase of 36% compared with $361 million in the first six months of 2018. Foreign exchange unfavorably affected global sales performance by 4% and 5% in the second quarter and first six months of 2019, respectively. Sales growth in both periods was driven primarily by government tenders in Brazil, as well as volume growth and pricing in the United States.
Worldwide sales of RotaTeq (Rotavirus Vaccine, Live Oral, Pentavalent), a vaccine to help protect against rotavirus gastroenteritis in infants and children, were $172 million in the second quarter of 2019 and were $383 million for the first six months of 2019, increases of 10% compared with the same periods of 2018. Foreign exchange unfavorably affected global sales performance by 3% and 2% in the second quarter and first six months of 2019, respectively. Sales growth in both periods was driven primarily by continued uptake from the launch in China.
Hospital Acute Care
Worldwide sales of Bridion (sugammadex) Injection, for the reversal of two types of neuromuscular blocking agents used during surgery, were $278 million in the second quarter of 2019 and $533 million for the first six months of 2019, increases of 16% and 20%, respectively, compared with the same periods of 2018. Foreign exchange unfavorably affected global sales performance by 4% and 5% in the second quarter and first six months of 2019, respectively. Sales growth in both periods was driven primarily by volume growth in the United States.
Worldwide sales of Noxafil (posaconazole), for the prevention of invasive fungal infections, were $193 million in the second quarter of 2019 and $383 million for the first six months of 2019, increases of 3% and 5%, respectively, compared with the same periods of 2018. Foreign exchange unfavorably affected global sales performance by 4% and 5% in the second quarter and first six months of 2019, respectively. The patent that provided U.S. market exclusivity for Noxafil expired in July 2019; accordingly, the Company anticipates declines in U.S. sales of Noxafil in future periods. Additionally, the patent for Noxafil will expire in a number of major European markets in December 2019. The Company anticipates sales of Noxafil in these markets will decline significantly thereafter.
Global sales of Invanz, for the treatment of certain infections, were $78 million in the second quarter of 2019 and $150 million for the first six months of 2019, declines of 48% and 50%, respectively, compared with the same periods of 2018. Foreign exchange unfavorably affected global sales performance by 4% in both the second quarter and first six months of 2019. The sales decline in both periods was driven by generic competition in the United States. The patent that provided U.S. market exclusivity for Invanz expired in November 2017. Accordingly, the Company is experiencing a significant decline in U.S. Invanz sales and expects the decline to continue.
In June 2019, the FDA approved a supplemental New Drug Application for the use of Zerbaxa (ceftolozane and tazobactam) for the treatment of patients 18 years and older with hospital-acquired bacterial pneumonia and ventilator-associated bacterial pneumonia (HABP/VABP) caused by certain susceptible Gram-negative microorganisms based on the results of the pivotal Phase 3 ASPECT-NP trial. In July 2019, the Committee for Medicinal Products for Human Use (CHMP) of the European Medicines Agency (EMA) adopted a positive opinion recommending Zerbaxa for the treatment of hospital-acquired pneumonia, including ventilator-associated pneumonia in adults based on the results of the ASPECT-NP trial. Zerbaxa was previously approved in the United States and EU for the treatment of certain adult patients with complicated urinary tract infections, including pyelonephritis, and complicated intra-abdominal infections.
In July 2019, the FDA approved Recarbrio (imipenem, cilastatin, and relebactam) for injection, a new combination antibacterial for the treatment of complicated urinary tract infections, including pyelonephritis, caused by certain Gram-negative microorganisms in patients 18 years of age and older who have limited or no alternative treatment options. Merck anticipates making Recarbrio available later in 2019.
Immunology
Sales of Simponi (golimumab), a once-monthly subcutaneous treatment for certain inflammatory diseases (marketed by the Company in Europe, Russia and Turkey), were $214 million in the second quarter of 2019 and $422 million for the first six months of 2019, declines of 8% and 9%, respectively, compared with the same periods of 2018. Foreign exchange unfavorably affected sales performance by 7% in both the second quarter and first six months of 2019. The Company anticipates sales of Simponi will be unfavorably affected in future periods by the recent launch of biosimilars for a competing product.
Sales of Remicade, a treatment for inflammatory diseases (marketed by the Company in Europe, Russia and Turkey), were $98 million in the second quarter of 2019 and $221 million for the first six months of 2019, declines of 37% and 32%, respectively, compared with the same periods of 2018. Foreign exchange unfavorably affected sales performance by 5% and 6% in the second quarter and first six months of 2019, respectively. The Company lost market exclusivity for Remicade in major European markets in 2015 and no longer has market exclusivity in any of its marketing territories. The Company is experiencing pricing and volume declines in these markets as a result of biosimilar competition and expects the declines to continue.
Virology
Global combined sales of Isentress/Isentress HD, an HIV integrase inhibitor for use in combination with other antiretroviral agents for the treatment of HIV-1 infection, were $247 million in the second quarter of 2019 and $502 million for the first six months of 2019, declines of 19% and 14%, respectively, compared with the same periods of 2018. Foreign exchange unfavorably affected global sales performance by 6% in both the second quarter and first six months of 2019. The sales declines were driven primarily by lower demand in the United States due to competitive pressure.
Cardiovascular
Combined global sales of Zetia (marketed in most countries outside the United States as Ezetrol), Vytorin (marketed outside the United States as Inegy), as well as Atozet (ezetimibe and atorvastatin) and Rosuzet (ezetimibe and rosuvastatin) (both marketed in certain countries outside of the United States), medicines for lowering LDL cholesterol, were $376 million in the second quarter of 2019 and $721 million for the first six months of 2019, declines of 25% and 32%, respectively, compared with the same periods of 2018. Foreign exchange unfavorably affected global sales performance by 4% in both the second quarter and first six months of 2019. The sales declines were driven primarily by lower sales in Europe. The EU patents for Ezetrol and Inegy expired in April 2018 and April 2019, respectively. Accordingly, the Company is experiencing sales declines in these markets as a result of generic competition and expects the declines to continue. Merck lost market exclusivity in the United States for Zetia in 2016 and Vytorin in 2017 and has lost nearly all U.S. sales of these products as a result of generic competition. The sales declines were also attributable to loss of exclusivity in Australia. These declines were partially offset by the launch of Rosuzet in Japan.
Adempas (riociguat), a cardiovascular drug for the treatment of pulmonary arterial hypertension, is part of a worldwide clinical development collaboration with Bayer AG (Bayer) to market and develop soluble guanylate cyclase (sGC) modulators including Adempas (see Note 3 to the condensed consolidated financial statements). Revenue from Adempas includes sales in Merck’s marketing territories, as well as Merck’s share of profits from the sale of Adempas in Bayer’s marketing territories. Merck recorded revenue related to Adempas of $104 million in the second quarter of 2019 and $194 million for the first six months of 2019, increases of 39% and 36%, respectively, compared with the same periods of 2018. Foreign exchange unfavorably affected global sales performance by 4% in both the second quarter and first six months of 2019. Sales growth in both periods was driven by higher profit sharing from Bayer.
Diabetes
Worldwide combined sales of Januvia and Janumet, medicines that help lower blood sugar levels in adults with type 2 diabetes, were $1.4 billion in the second quarter of 2019 and $2.8 billion for the first six months of 2019, declines of 6% compared with the same periods of 2018. Foreign exchange unfavorably affected global sales performance by 3% and 4% in the second quarter and first six months of 2019, respectively. The sales decline in both periods reflects continued pricing pressure in the United States, partially offset by higher demand globally. The Company expects U.S. pricing pressure to continue.
Women’s Health
Worldwide sales of NuvaRing (etonogestrel/ethinyl estradiol vaginal ring), a vaginal contraceptive product, were $240 million in the second quarter of 2019 and $459 million for the first six months of 2019, increases of 2% compared with the same periods of 2018 including a 1% unfavorable effect from foreign exchange in both periods. The patent that provided U.S. market exclusivity for NuvaRing expired in April 2018 and the Company anticipates a significant decline in U.S. NuvaRing sales in future periods as a result of generic competition.
Animal Health Segment
Global sales of Animal Health products totaled $1.1 billion for the second quarter of 2019, growth of 3% compared with the second quarter of 2018 including a 6% unfavorable effect from foreign exchange. Growth in the second quarter was primarily driven by higher sales of livestock products, predominantly due to products obtained in the Antelliq acquisition. Companion animal sales performance in the second quarter reflects volume growth in vaccine and insulin products, partially offset by the timing of customer purchases in the prior year for the Bravecto (fluralaner) line of products for parasitic control. Worldwide sales of Animal Health products totaled $2.1 billion for the first six months of 2019, essentially flat compared with the first six months of 2018 including a 6% unfavorable effect from foreign exchange. Sales performance in the year-to-date period was driven by livestock products, due to the Antelliq acquisition and higher demand for poultry products, as well as higher demand for companion animal products, primarily the Bravecto line of products.
In April 2019, Merck acquired Antelliq, a leader in digital animal identification, traceability and monitoring solutions (see Note 2 to the condensed consolidated financial statements).
Costs, Expenses and Other
Cost of Sales
Cost of sales were $3.4 billion for the second quarter of 2019, essentially flat compared with the second quarter of 2018, and were $6.5 billion for the first six months of 2019, a decline of 2% compared with the same period of 2018. Costs in the second quarter of 2019 and 2018 include $371 million and $732 million, respectively, and for the first six months of 2019 and 2018 include $768 million and $1.5 billion, respectively, of expenses for the amortization of intangible assets recorded in connection with business acquisitions. Cost of sales also include expenses for the amortization of amounts capitalized in connection with collaborations of $124 million and $157 million in the second quarter of 2019 and 2018, respectively, and $222 million and $195 million for the first six months of 2019 and 2018, respectively. These amounts include catch-up amortization from the accrual of sales-based milestones that were deemed by the Company to be probable in each period (see Note 3 to the condensed consolidated financial statements). In addition, cost of sales in the second quarter and first six months of 2019 include $69 million and $81 million, respectively, of intangible asset impairment charges related to marketed products and other intangibles recorded in connection with business acquisitions. The Company may recognize additional non-cash impairment charges in the future related to intangible assets that were measured at fair value and capitalized in connection with business acquisitions and such charges could be material. Also included in cost of sales are expenses associated with restructuring activities which amounted to $65 million and $3 million in the second quarter of 2019 and 2018, respectively, and $99 million and $9 million for the first six months of 2019 and 2018, respectively, including accelerated depreciation and asset write-offs related to the planned sale or closure of manufacturing facilities. Separation costs associated with manufacturing-related headcount reductions have been incurred and are reflected in Restructuring costs as discussed below.
Gross margin was 71.1% in the second quarter of 2019 compared with 67.3% in the second quarter of 2018 and was 71.4% in the first six months of 2019 compared with 67.8% for the first six months of 2018. The gross margin improvement in both periods largely reflects a lower aggregate impact from the amortization of intangible assets related to business acquisitions and restructuring costs as noted above, which unfavorably affected gross margin by 4.3 percentage points in the second quarter of 2019 compared with 7.1 percentage points in the second quarter of 2018 and by 4.3 percentage points in the first six months of 2019 compared with 7.2 percentage points in the first six months of 2018. The gross margin improvement in both periods also reflects the favorable effects of product mix and lower amortization of capitalized milestone payments related to collaborations as noted above.
Selling, General and Administrative
Selling, general and administrative (SG&A) expenses were $2.7 billion in the second quarter of 2019, an increase of 8% compared with the second quarter of 2018, reflecting higher administrative costs, acquisition and divestiture-related costs (primarily related to the acquisition of Antelliq), restructuring costs, and promotional costs, partially offset by the favorable effect of foreign exchange. SG&A expenses were $5.1 billion for the first six months of 2019, an increase of 2% compared with the same period of 2018, driven by higher administrative costs, restructuring costs, and acquisition and divestiture-related costs, partially offset by the favorable effect of foreign exchange and lower selling and promotional costs. SG&A expenses in the second quarter and first six months of 2019 include restructuring costs of $32 million related primarily to accelerated depreciation for facilities to be closed or divested.
Research and Development
Research and development (R&D) expenses declined 4% in the second quarter of 2019 to $2.2 billion driven primarily by lower expenses for business development transactions, reflecting a $344 million charge in the second quarter of 2018 related to the acquisition of Viralytics Limited (Viralytics). The decline was partially offset by higher expenses related to clinical development and increased investment in discovery research and early drug development. R&D expenses were $4.1 billion in the first six months of 2019, a decline of 25% compared with the same period of 2018. The decline was driven primarily by a $1.4 billion charge recorded in 2018 related to the formation of an oncology collaboration with Eisai (see Note 3 to the condensed consolidated financial statements) and lower expenses related to business development transactions. The year-to-date decline also reflects the favorable effect of foreign exchange and a reduction in expenses related to a decrease in the estimated fair value measurement of liabilities for contingent consideration. Partially offsetting the decline were higher expenses related to clinical development and increased investment in discovery research and early drug development.
R&D expenses are comprised of the costs directly incurred by Merck Research Laboratories (MRL), the Company’s research and development division that focuses on human health-related activities, which were $1.5 billion and $1.4 billion in the second quarter of 2019 and 2018, respectively, and were $2.9 billion and $2.7 billion in the first six months of 2019 and 2018, respectively. Also included in R&D expenses are Animal Health research costs, licensing costs and costs incurred by other divisions in support of R&D activities, including depreciation, production and general and administrative, which in the aggregate were approximately $715 million and $525 million for the second quarter of 2019 and 2018, respectively, and were $1.3 billion and $1.0 billion in the first six months of 2019 and 2018, respectively. In addition, R&D expenses include expense or income related to changes in the estimated fair value measurement of liabilities for contingent consideration recorded in connection with business acquisitions. During the first six months of 2019, the Company recorded a net reduction in expenses of $38 million to decrease the estimated fair value of liabilities for contingent consideration related to the discontinuation or delay of certain programs.
Restructuring Costs
Merck recently approved a new global restructuring program (2019 Restructuring Program) as part of a worldwide initiative focused primarily on further optimizing the Company’s manufacturing and supply network, as well as reducing its global real estate footprint. This program is a continuation of the Company’s plant rationalization and builds on prior restructuring programs. The Company will continue to evaluate its global footprint and overall operating model, which could result in the identification of additional actions over time. The actions contemplated under the 2019 Restructuring Program are expected to be substantially completed by the end of 2023, with the cumulative pretax costs to be incurred by the Company to implement the program estimated to be approximately $800 million to $1.2 billion. The Company expects to record charges of approximately $500 million in 2019 related to the program. The Company anticipates the actions under the 2019 Restructuring Program to result in annual net cost savings of approximately $500 million by the end of 2023. Actions under previous global restructuring programs have been substantially completed.
Restructuring costs, primarily representing separation and other related costs associated with these restructuring activities, were $59 million and $228 million for the second quarter of 2019 and 2018, respectively, and $212 million and $323 million for the first six months of 2019 and 2018, respectively. Separation costs incurred were associated with actual headcount reductions, as well as estimated expenses under existing severance programs for headcount reductions that were probable and could be reasonably estimated. Also included in restructuring costs are asset abandonment, shut-down and other related costs, as well as employee-related costs such as curtailment, settlement and termination charges associated with pension and other postretirement benefit plans and share-based compensation plan costs. For segment reporting, restructuring costs are unallocated expenses.
Additional costs associated with the Company’s restructuring activities are included in Cost of sales, Selling, general and administrative expenses and Research and development costs. The Company recorded aggregate pretax costs of $159 million and $235 million in the second quarter of 2019 and 2018, respectively, and $346 million and $339 million for the first six months of 2019 and 2018, respectively, related to restructuring program activities (see Note 4 to the condensed consolidated financial statements).
Other (Income) Expense, Net
Other (income) expense, net was $140 million of expense in the second quarter of 2019 compared with $48 million of income in the second quarter of 2018 and was $327 million of expense in the first six months of 2019 compared with $340 million of income for the first six months of 2018. For details on the components of Other (income) expense, net, see Note 12 to the condensed consolidated financial statements.

Segment Profits
	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2019	2018	2019	2018
Pharmaceutical segment profits	$7,115	$5,975	$13,690	$11,914
Animal Health segment profits	405	450	820	864
Other non-reportable segment profits	(2)	26	—	88
Other	(4,259)	(4,365)	(8,184)	(9,434)
Income before taxes	$3,259	$2,086	$6,326	$3,432
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
Pharmaceutical segment profits grew 19% in the second quarter of 2019 and 15% in the first six months of 2019 compared with the same periods of 2018 driven primarily by higher sales and lower selling costs and, for the year-to-date period, also lower promotional costs. Animal Health segment profits declined 10% in the second quarter of 2019 compared with the second quarter of 2018 reflecting the unfavorable effect of foreign exchange and higher selling and administrative costs, partially offset by higher sales. Animal Health segment profits declined 5% in the first six months of 2019 compared with the corresponding period of 2018 largely reflecting the unfavorable effect of foreign exchange and higher selling costs.

Taxes on Income
The effective income tax rates of 18.9% and 17.8% for the second quarter of 2019 and 2018, respectively, and 13.0% and 28.4% for the first six months of 2019 and 2018, respectively, reflect the impacts of acquisition and divestiture-related costs and restructuring costs, partially offset by the beneficial impact of foreign earnings. In addition, the effective income tax rate for the first six months of 2019 reflects the favorable impact of a $360 million net tax benefit related to the settlement of certain federal income tax matters (discussed below). The effective income tax rate for the first six months of 2018 reflects the unfavorable impact of a $1.4 billion pretax charge recorded in connection with the formation of a collaboration with Eisai for which no tax benefit was recognized.
In the first quarter of 2019, the Internal Revenue Service (IRS) concluded its examinations of Merck’s 2012-2014 U.S. federal income tax returns. As a result, the Company was required to make a payment of $107 million. The Company’s reserves for unrecognized tax benefits for the years under examination exceeded the adjustments relating to this examination period and therefore the Company recorded a $360 million net tax benefit in the first six months of 2019. This net benefit reflects reductions in reserves for unrecognized tax benefits for tax positions relating to the years that were under examination, partially offset by additional reserves for tax positions not previously reserved for.
Net (Loss) Income Attributable to Noncontrolling Interests
Net (loss) income attributable to noncontrolling interests was $(26) million for the second quarter of 2019 compared with $9 million for the second quarter of 2018 and was $(79) million for the first six months of 2019 compared with $14 million for the first six months of 2018. The losses in 2019 primarily reflect the portion of goodwill impairment charges related to certain businesses in the Healthcare Services segment that are attributable to noncontrolling interests.
Net Income and Earnings per Common Share
Net income attributable to Merck & Co., Inc. was $2.7 billion for the second quarter of 2019 compared with $1.7 billion for the second quarter of 2018 and was $5.6 billion for the first six months of 2019 compared with $2.4 billion for the first six months of 2018. Earnings per common share assuming dilution attributable to Merck & Co., Inc. common shareholders (EPS) for the second quarter of 2019 were $1.03 compared with $0.63 in the second quarter of 2018 and were $2.15 for the first six months of 2019 compared with $0.90 for the first six months of 2018.
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

A reconciliation between GAAP financial measures and non-GAAP financial measures is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions except per share amounts)	2019	2018	2019	2018
Income before taxes as reported under GAAP	$3,259	$2,086	$6,326	$3,432
Increase (decrease) for excluded items:
Acquisition and divestiture-related costs	660	855	1,208	1,588
Restructuring costs	159	235	346	339
Other items:
Charge for the acquisition of Viralytics	—	344	—	344
Charge related to the formation of a collaboration with Eisai	—	—	—	1,400
Other	48	(32)	48	(54)
Non-GAAP income before taxes	4,126	3,488	7,928	7,049
Taxes on income as reported under GAAP	615	370	820	975
Estimated tax benefit on excluded items (1)	145	255	274	362
Net tax benefit from the settlement of certain federal income tax matters	—	—	360	—
Tax charge related to finalization of treasury regulations for the Tax Cuts and Job Act of 2017	—	—	(67)	—
Non-GAAP taxes on income	760	625	1,387	1,337
Non-GAAP net income	3,366	2,863	6,541	5,712
Net (loss) income attributable to noncontrolling interests as reported under GAAP	(26)	9	(79)	14
Acquisition and divestiture-related costs attributable to noncontrolling interests	36	—	89	—
Non-GAAP net income attributable to noncontrolling interests	10	9	10	14
Non-GAAP net income attributable to Merck & Co., Inc.	$3,356	$2,854	$6,531	$5,698
EPS assuming dilution as reported under GAAP	$1.03	$0.63	$2.15	$0.90
EPS difference (2)	0.27	0.43	0.37	1.21
Non-GAAP EPS assuming dilution	$1.30	$1.06	$2.52	$2.11

(1)	The estimated tax impact on the excluded items is determined by applying the statutory rate of the originating territory of the non-GAAP adjustments.

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
Certain Other Items
Non-GAAP income and non-GAAP EPS exclude certain other items. These items are adjusted for after evaluating them on an individual basis, considering their quantitative and qualitative aspects, and typically consist of items that are unusual in nature, significant to the results of a particular period or not indicative of future operating results. Excluded from non-GAAP income and non-GAAP EPS in 2019 is a net tax benefit related to the settlement of certain federal income tax matters (see Note 13 to the condensed consolidated financial statements) and a tax charge related to the finalization of U.S. treasury regulations related to the Tax Cuts and Jobs Act of 2017. Excluded from non-GAAP income and non-GAAP EPS in 2018 is a charge for the acquisition of Viralytics (see Note 2 to the condensed consolidated financial statements) and a charge related to the formation of a collaboration with Eisai (see Note 3 to the condensed consolidated financial statements).

Research and Development Update
Keytruda is an anti-PD-1 therapy approved for the treatment of many cancers. These approvals were the result of a broad clinical development program that currently consists of more than 1,000 clinical trials, including more than 600 trials that combine Keytruda with other cancer treatments. These studies encompass more than 30 cancer types including: bladder, cervical, colorectal, cutaneous squamous cell, gastric, HNSCC, hepatocellular, Hodgkin lymphoma, non-Hodgkin lymphoma, melanoma, mesothelioma, nasopharyngeal, NSCLC, ovarian, PMBCL, prostate, renal, small-cell lung and triple-negative breast, many of which are currently in Phase 3 clinical development. Further trials are being planned for other cancers.
In July 2019, the CHMP of the EMA adopted a positive opinion recommending approval of Keytruda, in combination with Inlyta (axitinib), a tyrosine kinase inhibitor, for the first-line treatment of patients with advanced renal cell carcinoma based on findings from the pivotal Phase 3 KEYNOTE-426 trial, which demonstrated significant improvements in overall survival (OS), progression-free survival (PFS) and objective response rate (ORR) for Keytruda in combination with axitinib compared to sunitinib. The CHMP’s recommendation will now be reviewed by the EC for marketing authorization in the EU, and a final decision is expected in the third quarter of 2019. Keytruda was approved for this indication by the FDA in April 2019.
Keytruda is also under review in the EU as monotherapy for the first-line treatment of patients with stage III NSCLC who are not candidates for surgical resection or definitive chemoradiation, or metastatic NSCLC, and whose tumors express PD-L1 (TPS ≥1%) with no EGFR or ALK genomic tumor aberrations. Keytruda was approved for this indication by the FDA in April 2019 based on results from the Phase 3 KEYNOTE-042 trial, in which Keytruda monotherapy demonstrated a statistically significant improvement in OS compared with chemotherapy alone in patients whose tumors expressed PD-L1 with a TPS ≥50%, with a TPS ≥20%, and then in the entire study population (TPS ≥1%).
In addition, Keytruda is under review in the EU as monotherapy or in combination with chemotherapy for the first-line treatment of patients with recurrent or metastatic HNSCC. This application is based in part on data from the pivotal Phase 3 KEYNOTE-048 trial where Keytruda demonstrated a significant improvement in OS compared with the standard of care, as monotherapy in patients whose tumors expressed PD-L1 with CPS≥20 and CPS≥1 and in combination with chemotherapy. Keytruda was approved for these indications by the FDA in June 2019.
Additionally, Keytruda is under review in the EU as monotherapy for the second-line treatment of advanced or metastatic esophageal or esophagogastric junction carcinoma, based on the results of the Phase 3 KEYNOTE-181 trial. In July 2019, the FDA approved Keytruda as monotherapy for the treatment of patients with recurrent locally advanced or metastatic squamous cell carcinoma of the esophagus with disease progression after one or more prior lines of systemic therapy and whose tumor express PD-L1 (CPS≥10).
In July 2019, the FDA accepted for review six supplemental Biologics License Applications (sBLAs) to update the dosing frequency for Keytruda to include an every-six-weeks (Q6W) dosing schedule option for certain monotherapy indications. Merck is seeking FDA approval of a 400 mg Q6W dose infused over 30 minutes for Keytruda monotherapy indications in melanoma, cHL, PMBCL, gastric cancer, hepatocellular carcinoma, and Merkel cell carcinoma. If approved by the FDA, the Q6W dose would be available for use in adults in addition to the currently approved dose of Keytruda 200 mg every three weeks (Q3W) infused over 30 minutes. The FDA set a PDUFA date of February 18, 2020. In the EU, 400 mg Q6W dosing for all approved Keytruda monotherapy indications was approved by the EC in March 2019.
In June 2019, Merck announced full results from the pivotal Phase 3 KEYNOTE-062 trial evaluating Keytruda as monotherapy and in combination with chemotherapy for the first-line treatment of advanced gastric or gastroesophageal junction adenocarcinoma. In the monotherapy arm of the study, Keytruda met a primary endpoint by demonstrating noninferiority to chemotherapy, the current standard of care, for OS in patients whose tumors expressed PD-L1 (CPS ≥1). In the combination arm of KEYNOTE-062, Keytruda plus chemotherapy was not found to be statistically superior for OS (CPS ≥1 or CPS ≥10) or PFS (CPS ≥1) compared with chemotherapy alone. Results were presented at the 2019 American Society of Clinical Oncology (ASCO) Annual Meeting and will be discussed with regulatory authorities. In September 2017, the FDA approved Keytruda as a third-line treatment for previously treated patients with recurrent locally advanced or metastatic gastric or gastroesophageal junction cancer whose tumors express PD-L1 (CPS ≥1) as determined by an FDA-approved test. KEYNOTE-062 was a potential confirmatory trial for this accelerated, third-line approval. In addition to KEYNOTE-062, additional first-line, Phase 3 studies in Merck’s gastric clinical program include KEYNOTE-811 and KEYNOTE-859, as well as KEYNOTE-585 in the neoadjuvant and adjuvant treatment setting.
In addition, Keytruda has received Breakthrough Therapy designation from the FDA for the treatment of high-risk, early-stage triple-negative breast cancer in combination with neoadjuvant chemotherapy. The FDA’s Breakthrough Therapy designation is intended to expedite the development and review of a candidate that is planned for use, alone or in combination, to treat a serious or life-threatening disease or condition when preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints. Additionally, the FDA recently granted Breakthrough Therapy designation for Keytruda in combination with Lenvima for the potential first-line treatment of patients with advanced unresectable hepatocellular carcinoma not amenable to locoregional treatment. Lenvima is being developed as part of a collaboration with Eisai (see Note 3 to the condensed consolidated financial statements).
In July 2019, Merck announced that the Phase 3 KEYNOTE-522 trial investigating Keytruda in combination with chemotherapy met one of the dual-primary endpoints of pathologic complete response (pCR) following the neoadjuvant part of the neoadjuvant/adjuvant study regimen in patients with triple-negative breast cancer. Based on an interim analysis conducted by the independent Data Monitoring Committee (DMC), Keytruda, in combination with chemotherapy, demonstrated a statistically significant improvement in pCR rates compared with chemotherapy alone, regardless of PD-L1 status. A pCR is defined as a lack of cancer cells in tissue samples analyzed following completion of neoadjuvant therapy and definitive surgery. Based on the recommendation of the DMC, the trial will continue without changes to evaluate the other dual-primary endpoint of event-free survival, per the trial design.
In May 2019, Merck announced that the Phase 3 KEYNOTE-119 trial evaluating Keytruda as monotherapy for the second- or third-line treatment of patients with metastatic triple-negative breast cancer did not meet its pre-specified primary endpoint of superior OS compared to chemotherapy. Other endpoints were not formally tested per the study protocol because the primary endpoint of OS was not met. Results will be presented at an upcoming medical meeting. The Keytruda breast cancer clinical development program encompasses several internal and external collaborative studies, including three ongoing registration-enabling studies in triple-negative breast cancer: KEYNOTE-355, KEYNOTE-242, and KEYNOTE-522 (discussed above).
Lynparza is an oral PARP inhibitor currently approved for certain types of ovarian and breast cancer being co-developed for multiple cancer types as part of a collaboration with AstraZeneca (see Note 3 to the condensed consolidated financial statements).
In June 2019, Merck and AstraZeneca announced detailed results from the Phase 3 POLO trial evaluating Lynparza tablets as a first-line maintenance monotherapy for patients with germline BRCA-mutated metastatic pancreatic cancer whose disease had not progressed following platinum-based chemotherapy. Results from the trial showed a statistically-significant and clinically-meaningful improvement in PFS for Lynparza compared to placebo, reducing the risk of disease progression or death by 47%. The results of the trial were presented at the 2019 ASCO Annual Meeting and published online simultaneously in the New England Journal of Medicine.
Also in June 2019, Merck and AstraZeneca presented full results from the Phase 3 SOLO-3 trial which evaluated Lynparza, compared to chemotherapy, for the treatment of platinum-sensitive relapsed patients with germline BRCA1/2-mutated (gBRCAm) advanced ovarian cancer, who have received two or more prior lines of chemotherapy. The results from the trial showed a statistically-significant and clinically-meaningful improvement in ORR in the Lynparza arm compared to the chemotherapy arm. The key secondary endpoint of PFS was also significantly increased in the Lynparza arm compared to the chemotherapy arm. The results were presented at the 2019 ASCO Annual Meeting.
In July 2019, the CHMP of the EMA adopted a positive opinion recommending Zerbaxa for an additional indication for the treatment of hospital-acquired pneumonia (HAP), including ventilator-associated pneumonia (VAP), in adults based on results of the pivotal Phase 3 ASPECT-NP trial that evaluated the efficacy and safety of Zerbaxa for the treatment of adult patients with HAP, including VAP. The CHMP positive opinion will now be considered by the EC. Zerbaxa is currently approved in the EU for use as indicated in adult patients with complicated urinary tract infections, acute pyelonephritis, and complicated intra-abdominal infections.
The chart below reflects the Company’s research pipeline as of July 31, 2019. Candidates shown in Phase 3 include specific products and the date such candidate entered into Phase 3 development. Candidates shown in Phase 2 include the most advanced compound with a specific mechanism or, if listed compounds have the same mechanism, they are each currently intended for commercialization in a given therapeutic area. Small molecules and biologics are given MK-number designations and vaccine candidates are given V-number designations. Except as otherwise noted, candidates in Phase 1, additional indications in the same therapeutic area (other than with respect to cancer and certain other indications) and additional claims, line extensions or formulations for in-line products are not shown.

Phase 2	Phase 3 (Phase 3 entry date)	Under Review
Cancer
MK-3475 Keytruda
Advanced Solid Tumors
MK-6482
Renal Cell
MK-7123(1)
Solid Tumors
MK-7339 Lynparza(2)
Advanced Solid Tumors
MK-7690(1)
Colorectal
MK-7902 Lenvima(2)
Biliary Tract
V937 Cavatak
Melanoma
Cytomegalovirus
V160
HIV-1 Infection
MK-8591 (islatravir)
Pediatric Neurofibromatosis Type 1
MK-5618 (selumetinib)(2)(3)
Respiratory Syncytial Virus
MK-1654
Schizophrenia
MK-8189

Cancer
MK-3475 Keytruda
Breast (October 2015)
Cervical (October 2018) (EU)
Colorectal (November 2015)
Cutaneous Squamous Cell (April 2019)
Gastric (May 2015) (EU)
Hepatocellular (May 2016) (EU)
Mesothelioma (May 2018)
Nasopharyngeal (April 2016)
Ovarian (December 2018)
Prostate (May 2019)
Small-Cell Lung (May 2017) (EU)
MK-7339 Lynparza(2)
Non-Small-Cell Lung (June 2019)
Pancreatic (December 2014)
Prostate (April 2017)
MK-7902 Lenvima(1)(2)
Bladder (May 2019)
Endometrial (June 2018)
Melanoma (March 2019)
Non-Small-Cell Lung (March 2019)
Cough
MK-7264 (gefapixant) (March 2018)
Heart Failure
MK-1242 (vericiguat) (September 2016)(2)
Pneumoconjugate Vaccine
V114 (June 2018)

New Molecular Entities/Vaccines
Bacterial Infection
MK-7655A (relebactam+imipenem/cilastatin) (EU)
Ebola Vaccine
V920 (U.S.)(4)(EU)

Certain Supplemental Filings
Cancer
MK-3475 Keytruda
• First-Line Advanced Renal Cell Carcinoma (KEYNOTE-426) (EU)
• First-Line Metastatic Non-Small-Cell Lung Cancer (KEYNOTE-042) (EU)
• First-Line Head and Neck Cancer (KEYNOTE-048) (EU)
• Recurrent Locally Advanced or Metastatic Esophageal Cancer (KEYNOTE-180/KEYNOTE-181) (EU)
• Alternative Dosing Regimen (Q6W) (U.S.)
HAP/VAP(5)
MK-7625A Zerbaxa (EU)

Footnotes:
(1)  Being developed in combination with Keytruda.
(2)  Being developed in a collaboration.
(3)  This is a registrational study.
(4)  Rolling submission.
(5)  HAP - Hospital-Acquired Pneumonia / VAP - Ventilator-Associated Pneumonia

Liquidity and Capital Resources

($ in millions)	June 30, 2019	December 31, 2018
Cash and investments	$10,884	$15,097
Working capital	4,213	3,669
Total debt to total liabilities and equity	31.7%	30.4%
Cash provided by operating activities was $4.4 billion in the first six months of 2019 compared with $4.5 billion in the first six months of 2018. Cash provided by operating activities in the first six months of 2019 reflects the receipt of $424 million from AstraZeneca related to the conclusion of the Company’s relationship with AstraZeneca LP, as well as $1.4 billion of tax payments and a $325 million option payment to Eisai (see Note 3 to the condensed consolidated financial statements). Cash provided by operating activities in the first six months of 2018 reflects $750 million of upfront payments made by the Company related to the formation of a collaboration with Eisai (see Note 3 to the condensed consolidated financial statements). Cash provided by operating activities continues to be the Company’s primary source of funds to finance operating needs, capital expenditures, treasury stock purchases and dividends paid to shareholders.
Cash used in investing activities was $2.1 billion in the first six months of 2019 compared with cash provided by investing activities of $476 million in the first six months of 2018. The change was driven primarily by the acquisition of Antelliq, lower proceeds from the sales of securities and other investments and higher capital expenditures, partially offset by lower purchases of securities and other investments, as well as a $350 million milestone payment in 2018 related to a collaboration with Bayer (see Note 3 to the condensed consolidated financial statements).
Cash used in financing activities was $3.7 billion in the first six months of 2019 compared with $5.7 billion in the first six months of 2018. The lower use of cash in financing activities was driven primarily by proceeds from the issuance of debt (see below) and lower payments on debt, partially offset by the repayment of short-term borrowings, higher dividends paid to shareholders and higher purchases of treasury stock.

Capital expenditures totaled $1.4 billion and $1.0 billion for the first six months of 2019 and 2018, respectively.
Dividends paid to stockholders were $2.9 billion and $2.6 billion for the first six months of 2019 and 2018, respectively. In May 2019, the Board of Directors declared a quarterly dividend of $0.55 per share on the Company’s common stock for the third quarter that was paid in July 2019. In July 2019, the Board of Directors declared a quarterly dividend of $0.55 per share on the Company’s common stock for the fourth quarter that will be paid in October 2019.
In March 2019, the Company issued $5.0 billion principal amount of senior unsecured notes consisting of $750 million of 2.90% notes due 2024, $1.75 billion of 3.40% notes due 2029, $1.0 billion of 3.90% notes due 2039, and $1.5 billion of 4.00% notes due 2049. The Company used the net proceeds from the offering of $5.0 billion for general corporate purposes, including the repayment of outstanding commercial paper borrowings.
In October 2018, Merck’s Board of Directors authorized purchases of up to $10 billion of Merck’s common stock for its treasury. The treasury stock purchase authorization has no time limit and will be made over time in open-market transactions, block transactions on or off an exchange, or in privately negotiated transactions. During the first six months of 2019, the Company purchased $2.3 billion (30 million shares) for its treasury under this and a previously authorized share repurchase program. In addition, the Company received 7.7 million shares in settlement of accelerated share repurchase (ASR) agreements as discussed below. As of June 30, 2019, the Company’s remaining share repurchase authorization was $9.6 billion.
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
The Company has a $6.0 billion credit facility that matures in June 2024. The facility provides backup liquidity for the Company’s commercial paper borrowing facility and is to be used for general corporate purposes. The Company has not drawn funding from this facility.
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
Item 4. Controls and Procedures
Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures over financial reporting. Based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2019, the Company’s disclosure controls and procedures are effective. For the second quarter of 2019, there were no changes in internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer purchases of equity securities for the three months ended June 30, 2019 were as follows:
ISSUER PURCHASES OF EQUITY SECURITIES

				($ in millions)
Period	Total Number of Shares Purchased (1)		Average Price Paid Per Share	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
April 1 - April 30	9,300,182	(2)	$74.95	$10,741
May 1 - May 31	7,834,108		$78.88	$10,123
June 1 - June 30	6,025,248		82.74	$9,640
Total	23,159,538		$79.98	$9,640

(1)
Shares purchased during the period were made as part of plans approved by the Board of Directors in November 2017 and October 2018 each to purchase up to $10 billion of Merck’s common stock for its treasury.

(2) Includes 7.7 million shares received in April upon settlement of accelerated share repurchase agreements for which no cash was paid during the period.

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
The following materials from Merck & Co., Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statement of Income, (ii) the Condensed Consolidated Statement of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheet, (iv) the Condensed Consolidated Statement of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERCK & CO., INC.

Date: August 6, 2019	/s/ Jennifer Zachary
JENNIFER ZACHARY
Executive Vice President and General Counsel

Date: August 6, 2019	/s/ Rita A. Karachun
RITA A. KARACHUN
Senior Vice President Finance - Global Controller

EXHIBIT INDEX

Number		Description

3.1	—	Restated Certificate of Incorporation of Merck & Co., Inc. (November 3, 2009) – Incorporated by reference to Current Report on Form 8-K filed on November 4, 2009 (No. 1-6571)

3.2	—	By-Laws of Merck & Co., Inc. (effective July 22, 2015) – Incorporated by reference to Current Report on Form 8-K filed on July 28, 2015 (No. 1-6571)

31.1	—	Rule 13a – 14(a)/15d – 14(a) Certification of Chief Executive Officer

31.2	—	Rule 13a – 14(a)/15d – 14(a) Certification of Chief Financial Officer

32.1	—	Section 1350 Certification of Chief Executive Officer

32.2	—	Section 1350 Certification of Chief Financial Officer

101	—
The following materials from Merck & Co., Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in XBRL (Extensible Business Reporting Language): (i) the Condensed Consolidated Statement of Income, (ii) the Condensed Consolidated Statement of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheet, (iv) the Condensed Consolidated Statement of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.