Form 10-Q
period 2019-09-30
Merck & Co., Inc.
filed 2019-11-05
CIK 310158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
The number of shares of common stock outstanding as of the close of business on October 31, 2019: 2,545,984,142

Part I - Financial Information
Item 1. Financial Statements
MERCK & CO., INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(Unaudited, $ in millions except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Sales	$12,397	$10,794	$34,972	$31,296
Costs, Expenses and Other
Cost of sales	3,990	3,619	10,443	10,220
Selling, general and administrative	2,589	2,443	7,726	7,459
Research and development	3,204	2,068	7,324	7,538
Restructuring costs	232	171	444	494
Other (income) expense, net	35	(172)	362	(512)
	10,050	8,129	26,299	25,199
Income Before Taxes	2,347	2,665	8,673	6,097
Taxes on Income	440	707	1,259	1,682
Net Income	1,907	1,958	7,414	4,415
Less: Net Income (Loss) Attributable to Noncontrolling Interests	6	8	(73)	22
Net Income Attributable to Merck & Co., Inc.	$1,901	$1,950	$7,487	$4,393
Basic Earnings per Common Share Attributable to Merck & Co., Inc. Common Shareholders	$0.74	$0.73	$2.91	$1.64
Earnings per Common Share Assuming Dilution Attributable to Merck & Co., Inc. Common Shareholders	$0.74	$0.73	$2.89	$1.63

MERCK & CO., INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited, $ in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net Income Attributable to Merck & Co., Inc.	$1,901	$1,950	$7,487	$4,393
Other Comprehensive (Loss) Income Net of Taxes:
Net unrealized gain (loss) on derivatives, net of reclassifications	91	27	(9)	223
Net unrealized (loss) gain on investments, net of reclassifications	(17)	40	109	(56)
Benefit plan net gain and prior service credit, net of amortization	15	40	41	106
Cumulative translation adjustment	(117)	(136)	14	(240)
	(28)	(29)	155	33
Comprehensive Income Attributable to Merck & Co., Inc.	$1,873	$1,921	$7,642	$4,426
 The accompanying notes are an integral part of these condensed consolidated financial statements.

MERCK & CO., INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited, $ in millions except per share amounts)

	September 30, 2019	December 31, 2018
Assets
Current Assets
Cash and cash equivalents	$7,869	$7,965
Short-term investments	149	899
Accounts receivable (net of allowance for doubtful accounts of $116 in 2019 and $119 in 2018)	8,442	7,071
Inventories (excludes inventories of $1,515 in 2019 and $1,417 in 2018 classified in Other assets - see Note 6)	5,855	5,440
Other current assets	3,827	4,500
Total current assets	26,142	25,875
Investments	2,111	6,233
Property, Plant and Equipment, at cost, net of accumulated depreciation of $17,281 in 2019 and $16,324 in 2018	14,287	13,291
Goodwill	19,480	18,253
Other Intangibles, Net	12,307	11,431
Other Assets	9,004	7,554
	$83,331	$82,637
Liabilities and Equity
Current Liabilities
Loans payable and current portion of long-term debt	$3,411	$5,308
Trade accounts payable	3,198	3,318
Accrued and other current liabilities	11,768	10,151
Income taxes payable	873	1,971
Dividends payable	1,434	1,458
Total current liabilities	20,684	22,206
Long-Term Debt	22,677	19,806
Deferred Income Taxes	1,960	1,702
Other Noncurrent Liabilities	11,085	12,041
Merck & Co., Inc. Stockholders’ Equity
Common stock, $0.50 par value Authorized - 6,500,000,000 shares Issued - 3,577,103,522 shares in 2019 and 2018	1,788	1,788
Other paid-in capital	39,561	38,808
Retained earnings	45,804	42,579
Accumulated other comprehensive loss	(5,390)	(5,545)
	81,763	77,630
Less treasury stock, at cost: 1,026,214,892 shares in 2019 and 984,543,979 shares in 2018	54,925	50,929
Total Merck & Co., Inc. stockholders’ equity	26,838	26,701
Noncontrolling Interests	87	181
Total equity	26,925	26,882
	$83,331	$82,637
The accompanying notes are an integral part of this condensed consolidated financial statement.

MERCK & CO., INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited, $ in millions)

	Nine Months Ended September 30,
	2019	2018
Cash Flows from Operating Activities
Net income	$7,414	$4,415
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,716	3,521
Intangible asset impairment charges	864	—
Charge for acquisition of Peloton Therapeutics, Inc.	982	—
Charge for future payments related to collaboration license options	—	650
Charge for collaboration termination	—	420
Deferred income taxes	(386)	(391)
Share-based compensation	306	261
Other	219	488
Net changes in assets and liabilities	(3,469)	(2,034)
Net Cash Provided by Operating Activities	8,646	7,330
Cash Flows from Investing Activities
Capital expenditures	(2,336)	(1,686)
Purchases of securities and other investments	(2,380)	(6,899)
Proceeds from sales of securities and other investments	7,459	11,243
Acquisition of Antelliq Corporation, net of cash acquired	(3,620)	—
Acquisition of Peloton Therapeutics, Inc., net of cash acquired	(1,040)	—
Other acquisitions, net of cash acquired	(269)	(372)
Other	320	(150)
Net Cash (Used in) Provided by Investing Activities	(1,866)	2,136
Cash Flows from Financing Activities
Net change in short-term borrowings	(3,892)	2,294
Payments on debt	—	(3,007)
Proceeds from issuance of debt	4,958	—
Purchases of treasury stock	(3,730)	(3,158)
Dividends paid to stockholders	(4,290)	(3,895)
Proceeds from exercise of stock options	344	461
Other	(240)	(289)
Net Cash Used in Financing Activities	(6,850)	(7,594)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	(26)	(140)
Net (Decrease) Increase in Cash, Cash Equivalents and Restricted Cash	(96)	1,732
Cash, Cash Equivalents and Restricted Cash at Beginning of Year (includes restricted cash of $2 million at January 1, 2019 included in Other Assets)	7,967	6,096
Cash, Cash Equivalents and Restricted Cash at End of Period (includes restricted cash of $2 million at September 30, 2019 included in Other Assets)	$7,871	$7,828
The accompanying notes are an integral part of this condensed consolidated financial statement.

Notes to Condensed Consolidated Financial Statements (unaudited)

1.	Basis of Presentation
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
Recently Adopted Accounting Standards
In February 2016, the Financial Accounting Standards Board (FASB) issued new accounting guidance for the accounting and reporting of leases (ASU 2016-02) and subsequently issued several updates to the new guidance (ASC 842 or new guidance). The new guidance requires that lessees recognize a right-of-use asset and a lease liability for each of its leases (other than leases that meet the definition of a short-term lease). Leases are classified as either operating or finance. Operating leases result in straight-line expense in the income statement (similar to previous operating leases), while finance leases result in more expense being recognized in the earlier years of the lease term (similar to previous capital leases). The Company adopted the new standard on January 1, 2019 using a modified retrospective approach. Merck elected the transition method that allows for application of the standard at the adoption date rather than at the beginning of the earliest comparative period presented in the financial statements. The Company also elected available practical expedients. Upon adoption, the Company recognized $1.1 billion of additional assets and related liabilities on its consolidated balance sheet (see Note 8). The adoption of the new guidance did not impact the Company’s consolidated statements of income or cash flows.
In April 2018, the FASB issued new guidance on the accounting for costs incurred to implement a cloud computing arrangement that is considered a service arrangement. The new guidance requires the capitalization of such costs, aligning it with the accounting for costs associated with developing or obtaining internal-use software. The Company adopted the new standard in the third quarter of 2019 using prospective application for eligible costs, which were immaterial.
Recently Issued Accounting Standards Not Yet Adopted
In June 2016, the FASB issued amended guidance on the accounting for credit losses on financial instruments. The guidance introduces an expected loss model for estimating credit losses, replacing the incurred loss model. The new guidance also changes the impairment model for available-for-sale debt securities, requiring the use of an allowance to record estimated credit losses (and subsequent recoveries). The new guidance is effective for interim and annual periods beginning in 2020, with earlier application permitted in 2019, including adoption in any interim period. The new guidance is to be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings in the beginning of the period of adoption. The Company is continuing to assess the impact of adopting the new standard but does not expect the adoption to have a material impact on its consolidated financial statements, subject to the finalization of its assessment.
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
In July 2019, Merck acquired Peloton Therapeutics, Inc. (Peloton), a clinical-stage biopharmaceutical company focused on the development of novel small molecule therapeutic candidates targeting hypoxia-inducible factor-2α (HIF-2α) for the treatment of patients with cancer and other non-oncology diseases. Peloton’s lead candidate, MK-6482 (formerly PT2977), is a novel oral

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

HIF-2α inhibitor in late-stage development for renal cell carcinoma. Merck made an upfront payment of $1.2 billion in cash; additionally, former Peloton shareholders will be eligible to receive $50 million upon U.S. regulatory approval, $50 million upon first commercial sale in the United States, and up to $1.05 billion of sales-based milestones. The transaction was accounted for as an acquisition of an asset. Merck recorded cash of $157 million, deferred tax liabilities of $64 million, and other net liabilities of $6 million at the acquisition date and Research and development expenses of $982 million in the third quarter and first nine months of 2019 related to the transaction.
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
The estimated fair value of assets acquired and liabilities assumed from Antelliq is as follows:

($ in millions)	April 1, 2019
Cash and cash equivalents	$31
Accounts receivable	73
Inventories	95
Property, plant and equipment	62
Identifiable intangible assets (useful lives ranging from 18-24 years) (1)	2,689
Deferred income tax liabilities	(563)
Other assets and liabilities, net	(81)
Total identifiable net assets	2,306
Goodwill (2)	1,345
Consideration transferred	$3,651

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

The Company’s results for the first nine months of 2019 include five months of activity for Antelliq. The Company incurred $47 million of transaction costs directly related to the acquisition of Antelliq, consisting largely of advisory fees, which are reflected in Selling, general and administrative expenses in the first nine months of 2019.
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
In the third quarter of 2018, the Company recorded an aggregate charge of $420 million within Cost of sales in conjunction with the termination of a collaboration agreement entered into in 2014 with Samsung Bioepis Co., Ltd. (Samsung) for insulin glargine. The charge reflects a termination payment of $155 million, which represents the reimbursement of all fees previously paid by Samsung to Merck under the agreement, plus interest, as well as the release of Merck’s ongoing obligations under the agreement. The charge also included fixed asset abandonment charges of $137 million, inventory write-offs of $122 million, as well as other related costs of $6 million. The termination of this agreement has no impact on the Company’s other collaboration with Samsung.
In June 2018, Merck acquired Viralytics Limited (Viralytics), an Australian publicly traded company focused on oncolytic immunotherapy treatments for a range of cancers, for AUD 502 million ($378 million). The transaction provided Merck with full rights to V937 (formerly CVA21), Viralytics’s investigational oncolytic immunotherapy. V937 is based on Viralytics’s proprietary formulation of an oncolytic virus (Coxsackievirus Type A21) that has been shown to preferentially infect and kill cancer cells. V937 is currently being evaluated in multiple Phase 1 and Phase 2 clinical trials, both as an intratumoral and intravenous agent, including in combination with Keytruda. Under a previous agreement between Merck and Viralytics, a study is investigating the use of the Keytruda and V937 combination in melanoma, prostate, lung and bladder cancers. The transaction was accounted for as an acquisition of an asset. Merck recorded net assets of $34 million (primarily cash) at the acquisition date and Research and development expenses of $344 million in the first nine months of 2018 related to the transaction. There are no future contingent payments associated with the acquisition.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

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
As part of the agreement, Merck made an upfront payment to AstraZeneca of $1.6 billion in 2017 and will make payments of up to $750 million over a multi-year period for certain license options (of which $250 million was paid in December 2017, $400 million was paid in December 2018 and $100 million is expected to be paid in December 2019). The Company recorded an aggregate charge of $2.35 billion in Research and development expenses in 2017 related to the upfront payment and license option payments. In addition, the agreement provides for additional contingent payments from Merck to AstraZeneca related to the successful achievement of sales-based and regulatory milestones.
In the second quarter of 2019, Merck determined it was probable that annual sales of Lynparza in the future would trigger a $300 million sales-based milestone payment from Merck to AstraZeneca. Accordingly, in the second quarter of 2019, Merck recorded a $300 million liability and a corresponding increase to the intangible asset related to Lynparza and also recognized $52 million of cumulative amortization expense within Cost of sales. Prior to 2019, Merck accrued sales-based milestone payments aggregating $700 million related to Lynparza. Of these amounts, $450 million has been paid to AstraZeneca. Potential future sales-based milestone payments of $3.1 billion have not yet been accrued as they are not deemed by the Company to be probable at this time.
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
The asset balance related to Lynparza (which includes capitalized sales-based and regulatory milestone payments) was $983 million at September 30, 2019 and is included in Other Assets on the Consolidated Balance Sheet. The amount is being amortized over its estimated useful life through 2028 as supported by projected future cash flows, subject to impairment testing.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Summarized financial information related to this collaboration is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2019	2018	2019	2018
Alliance revenue	$123	$49	$313	$125

Cost of sales (1)	28	12	120	48
Selling, general and administrative	36	12	96	28
Research and development	44	47	122	118

($ in millions)			September 30, 2019	December 31, 2018
Receivables from AstraZeneca included in Other current assets			$119	$52
Payables to AstraZeneca included in Accrued and other current liabilities (2)			578	405
Payables to AstraZeneca included in Other Noncurrent Liabilities (3)			300	250
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
Under the agreement, Merck made an upfront payment to Eisai of $750 million and will make payments of up to $650 million for certain option rights through 2021 (of which $325 million was paid in March 2019, $200 million is expected to be paid in March 2020 and $125 million is expected to be paid in March 2021). The Company recorded an aggregate charge of $1.4 billion in Research and development expenses in the first quarter of 2018 related to the upfront payment and future option payments. In addition, the agreement provides for Eisai to receive up to $385 million associated with the achievement of certain regulatory milestones and up to $3.97 billion for the achievement of milestones associated with sales of Lenvima.
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
The asset balance related to Lenvima (which includes capitalized sales-based and regulatory milestone payments) was $664 million at September 30, 2019 and is included in Other Assets on the Consolidated Balance Sheet. The amount is being amortized over its estimated useful life through 2026 as supported by projected future cash flows, subject to impairment testing.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Summarized financial information related to this collaboration is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2019	2018	2019	2018
Alliance revenue	$109	$43	$280	$78

Cost of sales (1)	23	8	97	9
Selling, general and administrative	21	5	59	7
Research and development (2)	37	36	146	1,473

($ in millions)			September 30, 2019	December 31, 2018
Receivables from Eisai included in Other current assets			$109	$71
Payables to Eisai included in Accrued and other current liabilities (3)			692	375
Payables to Eisai included in Other Noncurrent Liabilities (3)			125	543
(1) Represents amortization of capitalized milestone payments.
(2) Amount for the first nine months of 2018 includes the upfront payment and future option payments.
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
The intangible asset balance related to Adempas (which includes the acquired intangible asset balance, as well as capitalized sales-based milestone payments) was $893 million at September 30, 2019 and is included in Other Intangibles, Net on the Consolidated Balance Sheet. The amount is being amortized over its estimated useful life through 2027 as supported by projected future cash flows, subject to impairment testing.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Summarized financial information related to this collaboration is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2019	2018	2019	2018
Net product sales recorded by Merck	$57	$47	$158	$138
Merck’s profit share from sales in Bayer’s marketing territories	50	47	144	100
Total sales	107	94	302	238

Cost of sales (1)	28	29	86	188
Selling, general and administrative	12	11	31	26
Research and development	31	34	94	90

($ in millions)			September 30, 2019	December 31, 2018
Receivables from Bayer included in Other current assets			$44	$32
Payables to Bayer included in Other Noncurrent Liabilities (2)			375	375
(1) Includes amortization of intangible assets.
(2) Represents accrued milestone payment.

4.	Restructuring
Merck recently approved a new global restructuring program (2019 Restructuring Program) as part of a worldwide initiative focused primarily on further optimizing the Company’s manufacturing and supply network, as well as reducing its global real estate footprint. This program is a continuation of the Company’s plant rationalization and builds on prior restructuring programs. The Company will continue to evaluate its global footprint and overall operating model, which could result in the identification of additional actions over time. The actions contemplated under the 2019 Restructuring Program are expected to be substantially completed by the end of 2023, with the cumulative pretax costs to be incurred by the Company to implement the program estimated to be approximately $800 million to $1.2 billion. The Company estimates that approximately 60% of the cumulative pretax costs will result in cash outlays, primarily related to employee separation expense and facility shut-down costs. Approximately 40% of the cumulative pretax costs will be non-cash, relating primarily to the accelerated depreciation of facilities to be closed or divested. The Company expects to record charges of approximately $750 million in 2019 related to the program. Actions under previous global restructuring programs have been substantially completed.
The Company recorded total pretax costs of $296 million and $169 million in the third quarter of 2019 and 2018, respectively, and $642 million and $508 million for the first nine months of 2019 and 2018, respectively, related to restructuring program activities. For segment reporting, restructuring charges are unallocated expenses.
The following tables summarize the charges related to restructuring program activities by type of cost:

	Three Months Ended September 30, 2019				Nine Months Ended September 30, 2019
($ in millions)	Separation Costs	Accelerated Depreciation	Other	Total	Separation Costs	Accelerated Depreciation	Other	Total
Cost of sales	$—	$41	$21	$62	$—	$139	$22	$161
Selling, general and administrative	—	1	—	1	—	33	—	33
Research and development	—	(1)	2	1	—	1	3	4
Restructuring costs	205	—	27	232	358	—	86	444
	$205	$41	$50	$296	$358	$173	$111	$642

	Three Months Ended September 30, 2018				Nine Months Ended September 30, 2018
($ in millions)	Separation Costs	Accelerated Depreciation	Other	Total	Separation Costs	Accelerated Depreciation	Other	Total
Cost of sales	$—	$1	$1	$2	$—	$1	$10	$11
Selling, general and administrative	—	—	—	—	—	1	1	2
Research and development	—	(9)	5	(4)	—	(12)	13	1
Restructuring costs	137	—	34	171	392	—	102	494
	$137	$(8)	$40	$169	$392	$(10)	$126	$508

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
The following table summarizes the charges and spending relating to restructuring program activities for the nine months ended September 30, 2019:

($ in millions)	Separation Costs	Accelerated Depreciation	Other	Total
Restructuring reserves January 1, 2019	$443	$—	$91	$534
Expense	358	173	111	642
(Payments) receipts, net	(198)	—	(158)	(356)
Non-cash activity	—	(173)	20	(153)
Restructuring reserves September 30, 2019 (1)	$603	$—	$64	$667

(1)	The remaining cash outlays are expected to be substantially completed by the end of 2023.

5.	Financial Instruments
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
The objective of the revenue hedging program is to reduce the variability caused by changes in foreign exchange rates that would affect the U.S. dollar value of future cash flows derived from foreign currency denominated sales, primarily the euro, Japanese yen and Chinese renminbi. To achieve this objective, the Company will hedge a portion of its forecasted foreign currency denominated third-party and intercompany distributor entity sales (forecasted sales) that are expected to occur over its planning cycle, typically no more than two years into the future. The Company will layer in hedges over time, increasing the portion of forecasted sales hedged as it gets closer to the expected date of the forecasted sales. The portion of forecasted sales hedged is based on assessments of cost-benefit profiles that consider natural offsetting exposures, revenue and exchange rate volatilities and correlations, and the cost of hedging instruments. The Company manages its anticipated transaction exposure principally with purchased local currency put options, forward contracts and purchased collar options.
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
The effects of the Company’s net investment hedges on OCI and the Consolidated Statement of Income are shown below:

	Amount of Pretax (Gain) Loss Recognized in Other Comprehensive Income (1)				Amount of Pretax (Gain) Loss Recognized in Other (income) expense, net for Amounts Excluded from Effectiveness Testing
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2019	2018	2019	2018	2019	2018	2019	2018
Net Investment Hedging Relationships
Foreign exchange contracts	$1	$(10)	$8	$(24)	$(8)	$(4)	$(23)	$(7)
Euro-denominated notes	(150)	38	(152)	(54)	—	—	—	—
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
At September 30, 2019, the Company was a party to 19 pay-floating, receive-fixed interest rate swap contracts designated as fair value hedges of fixed-rate notes in which the notional amounts match the amount of the hedged fixed-rate notes as detailed in the table below.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

	September 30, 2019
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
The table below presents the location of amounts recorded on the Consolidated Balance Sheet related to cumulative basis adjustments for fair value hedges:

	Carrying Amount of Hedged Liabilities		Cumulative Amount of Fair Value Hedging Adjustment Increase (Decrease) Included in the Carrying Amount
($ in millions)	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
Balance Sheet Line Item in which Hedged Item is Included
Loans payable and current portion of long-term debt	$1,247	$—	$(3)	$—
Long-Term Debt	3,416	4,560	22	(82)

Presented in the table below is the fair value of derivatives on a gross basis segregated between those derivatives that are designated as hedging instruments and those that are not designated as hedging instruments:

		September 30, 2019			December 31, 2018
		Fair Value of Derivative		U.S. Dollar Notional	Fair Value of Derivative		U.S. Dollar Notional
($ in millions)	Balance Sheet Caption	Asset	Liability		Asset	Liability
Derivatives Designated as Hedging Instruments
Interest rate swap contracts	Other Assets	$22	$—	$3,400	$—	$—	$—
Interest rate swap contracts	Accrued and other current liabilities	—	3	1,250	—	—	—
Interest rate swap contracts	Other Noncurrent Liabilities	—	—	—	—	81	4,650
Foreign exchange contracts	Other current assets	252	—	7,144	263	—	6,222
Foreign exchange contracts	Other Assets	56	—	2,073	75	—	2,655
Foreign exchange contracts	Accrued and other current liabilities	—	6	775	—	7	774
Foreign exchange contracts	Other Noncurrent Liabilities	—	1	9	—	1	89
		$330	$10	$14,651	$338	$89	$14,390
Derivatives Not Designated as Hedging Instruments
Foreign exchange contracts	Other current assets	$153	$—	$6,802	$116	$—	$5,430
Foreign exchange contracts	Accrued and other current liabilities	—	100	6,906	—	71	9,922
		$153	$100	$13,708	$116	$71	$15,352
		$483	$110	$28,359	$454	$160	$29,742

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

	September 30, 2019		December 31, 2018
($ in millions)	Asset	Liability	Asset	Liability
Gross amounts recognized in the condensed consolidated balance sheet	$483	$110	$454	$160
Gross amounts subject to offset in master netting arrangements not offset in the condensed consolidated balance sheet	(73)	(73)	(121)	(121)
Cash collateral received	(133)	—	(107)	—
Net amounts	$277	$37	$226	$39

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

The table below provides information regarding the location and amount of pretax (gains) losses of derivatives designated in fair value or cash flow hedging relationships:

	Sales		Other (income) expense, net (1)		Other comprehensive income (loss)		Sales		Other (income) expense, net (1)		Other comprehensive income (loss)
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2019	2018	2019	2018	2019	2018	2019	2018	2019	2018	2019	2018
Financial Statement Line Items in which Effects of Fair Value or Cash Flow Hedges are Recorded	$12,397	$10,794	$35	$(172)	$(28)	$(29)	$34,972	$31,296	$362	$(512)	$155	$33
(Gain) loss on fair value hedging relationships
Interest rate swap contracts
Hedged items	—	—	13	(9)	—	—	—	—	101	(86)	—	—
Derivatives designated as hedging instruments	—	—	(6)	15	—	—	—	—	(74)	100	—	—
Impact of cash flow hedging relationships
Foreign exchange contracts
Amount of income (loss) recognized in OCI on derivatives	—	—	—	—	186	29	—	—	—	—	183	113
Increase (decrease) in Sales as a result of AOCI reclassifications	70	(6)	—	—	(70)	6	189	(172)	—	—	(189)	172
Interest rate contracts
Amount of gain recognized in Other (income) expense, net on derivatives	—	—	(1)	(1)	—	—	—	—	(3)	(3)	—	—
Amount of loss recognized in OCI on derivatives	—	—	—	—	(1)	(1)	—	—	—	—	(6)	(3)
(1) Interest expense is a component of Other (income) expense, net.
The table below provides information regarding the income statement effects of derivatives not designated as hedging instruments:

		Amount of Derivative Pretax (Gain) Loss Recognized in Income
		Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	Income Statement Caption	2019	2018	2019	2018
Derivatives Not Designated as Hedging Instruments
Foreign exchange contracts (1)	Other (income) expense, net	$(8)	$(57)	$112	$(224)
Foreign exchange contracts (2)	Sales	(11)	—	(7)	(5)
(1) These derivative contracts mitigate changes in the value of remeasured foreign currency denominated monetary assets and liabilities attributable to changes in foreign currency exchange rates.
(2) These derivative contracts serve as economic hedges of forecasted transactions.
At September 30, 2019, the Company estimates $174 million of pretax net unrealized gains on derivatives maturing within the next 12 months that hedge foreign currency denominated sales over that same period will be reclassified from AOCI to Sales. The amount ultimately reclassified to Sales may differ as foreign exchange rates change. Realized gains and losses are ultimately determined by actual exchange rates at maturity.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Investments in Debt and Equity Securities
Information on investments in debt and equity securities is as follows:

	September 30, 2019				December 31, 2018
	Amortized Cost	Gross Unrealized		Fair Value	Amortized Cost	Gross Unrealized		Fair Value
($ in millions)		Gains	Losses			Gains	Losses
Corporate notes and bonds	$1,260	$24	$—	$1,284	$4,985	$3	$(68)	$4,920
Asset-backed securities	434	3	—	437	1,285	1	(11)	1,275
U.S. government and agency securities	358	4	—	362	895	2	(5)	892
Foreign government bonds	32	—	—	32	167	—	(1)	166
Mortgage-backed securities	—	—	—	—	8	—	—	8
Total debt securities	$2,084	$31	$—	$2,115	$7,340	$6	$(85)	$7,261
Publicly traded equity securities (1)				691				456
Total debt and publicly traded equity securities				$2,806				$7,717

(1) Unrealized net losses (gains) recognized in Other (income) expense, net on equity securities still held at September 30, 2019 were $25 million and $(10) million, for the third quarter of 2019 and 2018, respectively, and were $(41) million and $(60) million for the first nine months of 2019 and 2018, respectively.
At September 30, 2019, the Company also had $393 million of equity investments without readily determinable fair values included in Other Assets. During the first nine months of 2019, the Company recognized unrealized gains of $4 million on certain of these equity investments recorded in Other (income) expense, net based on favorable observable price changes from transactions involving similar investments of the same investee. In addition, during the first nine months of 2019, the Company recognized unrealized losses of $12 million in Other (income) expense, net related to certain of these investments based on unfavorable observable price changes. Since January 1, 2018, cumulative unrealized gains and cumulative unrealized losses based on observable prices changes for investments in equity investments without readily determinable fair values were $172 million and $21 million, respectively.
Available-for-sale debt securities included in Short-term investments totaled $129 million at September 30, 2019. Of the remaining debt securities, $1.8 billion mature within five years. At September 30, 2019 and December 31, 2018, there were no debt securities pledged as collateral.
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

	Fair Value Measurements Using				Fair Value Measurements Using
	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total	Quoted Prices In Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
($ in millions)	September 30, 2019				December 31, 2018
Assets
Investments
Corporate notes and bonds	$—	$1,284	$—	$1,284	$—	$4,835	$—	$4,835
Asset-backed securities (1)	—	437	—	437	—	1,253	—	1,253
U.S. government and agency securities	—	301	—	301	—	731	—	731
Foreign government bonds	—	32	—	32	—	166	—	166
Publicly traded equity securities	206	—	—	206	147	—	—	147
	206	2,054	—	2,260	147	6,985	—	7,132
Other assets (2)
U.S. government and agency securities	61	—	—	61	55	106	—	161
Corporate notes and bonds	—	—	—	—	—	85	—	85
Mortgage-backed securities	—	—	—	—	—	8	—	8
Asset-backed securities (1)	—	—	—	—	—	22	—	22
Publicly traded equity securities	485	—	—	485	309	—	—	309
	546	—	—	546	364	221	—	585
Derivative assets (3)
Forward exchange contracts	—	259	—	259	—	241	—	241
Purchased currency options	—	202	—	202	—	213	—	213
Interest rate swaps	—	22	—	22	—	—	—	—
	—	483	—	483	—	454	—	454
Total assets	$752	$2,537	$—	$3,289	$511	$7,660	$—	$8,171
Liabilities
Other liabilities
Contingent consideration	$—	$—	$755	$755	$—	$—	$788	$788
Derivative liabilities (3)
Forward exchange contracts	—	105	—	105	—	74	—	74
Interest rate swaps	—	3	—	3	—	81	—	81
Written currency options	—	2	—	2	—	5	—	5
	—	110	—	110	—	160	—	160
Total liabilities	$—	$110	$755	$865	$—	$160	$788	$948

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
There were no transfers between Level 1 and Level 2 during the first nine months of 2019. As of September 30, 2019, Cash and cash equivalents of $7.9 billion included $7.1 billion of cash equivalents (which would be considered Level 2 in the fair value hierarchy).

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Contingent Consideration
Summarized information about the changes in liabilities for contingent consideration is as follows:

	Nine Months Ended September 30,
($ in millions)	2019	2018
Fair value January 1	$788	$935
Changes in estimated fair value (1)	52	144
Additions	—	8
Payments	(85)	(235)
Fair value September 30 (2)	$755	$852
(1) Recorded in Cost of sales, Research and development expenses, and Other (income) expense, net. Includes cumulative translation adjustments.
(2) Balance at September 30, 2019 includes $112 million recorded as a current liability for amounts expected to be paid within the next 12 months.
The payments of contingent consideration in both periods include payments related to liabilities recorded in connection with the 2016 termination of the Sanofi-Pasteur MSD joint venture. The payments of contingent consideration in the first nine months of 2018 also include $175 million related to the achievement of a clinical development milestone for MK-7264 (gefapixant), a program obtained in connection with the acquisition of Afferent Pharmaceuticals.
Other Fair Value Measurements
Some of the Company’s financial instruments, such as cash and cash equivalents, receivables and payables, are reflected in the balance sheet at carrying value, which approximates fair value due to their short-term nature.
The estimated fair value of loans payable and long-term debt (including current portion) at September 30, 2019, was $28.7 billion compared with a carrying value of $26.1 billion and at December 31, 2018, was $25.6 billion compared with a carrying value of $25.1 billion. Fair value was estimated using recent observable market prices and would be considered Level 2 in the fair value hierarchy.
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
Derivative financial instruments are executed under International Swaps and Derivatives Association master agreements. The master agreements with several of the Company’s financial institution counterparties also include credit support annexes. These annexes contain provisions that require collateral to be exchanged depending on the value of the derivative assets and liabilities, the Company’s credit rating, and the credit rating of the counterparty. Cash received by the Company from various counterparties was $133 million and $107 million at September 30, 2019 and December 31, 2018, respectively. The obligation to return such collateral is recorded in Accrued and other current liabilities. No cash collateral was advanced by the Company to counterparties as of September 30, 2019 or December 31, 2018.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

6.	Inventories
Inventories consisted of:

($ in millions)	September 30, 2019	December 31, 2018
Finished goods	$1,698	$1,658
Raw materials and work in process	5,526	5,004
Supplies	213	194
Total (approximates current cost)	7,437	6,856
(Decrease) increase to LIFO costs	(67)	1
	$7,370	$6,857
Recognized as:
Inventories	$5,855	$5,440
Other assets	1,515	1,417

Amounts recognized as Other Assets are comprised almost entirely of raw materials and work in process inventories. At September 30, 2019 and December 31, 2018, these amounts included $1.4 billion of inventories not expected to be sold within one year. In addition, these amounts included $138 million and $7 million at September 30, 2019 and December 31, 2018, respectively, of inventories produced in preparation for product launches.

7.	Other Intangibles
In connection with business acquisitions, the Company measures the fair value of marketed products and research and development pipeline programs and capitalizes these amounts. See Note 2 for information on intangible assets acquired as a result of business acquisitions in the first nine months of 2019 and 2018.
During the third quarter and first nine months of 2019, the Company recorded $612 million and $693 million, respectively, of intangible asset impairment charges related to marketed products within Cost of sales. During the third quarter of 2019, the Company recorded an impairment charge of $612 million related to Sivextro (tedizolid phosphate), a product for the treatment of acute bacterial skin and skin structure infections caused by designated susceptible Gram-positive organisms. In the third quarter of 2019, as part of a reorganization and reprioritization of its internal sales force, the Company made the decision to cease promotion of Sivextro in the U.S. market by the end of 2019. This decision resulted in reduced cash flow projections for Sivextro, which indicated that the Sivextro intangible asset value was not fully recoverable on an undiscounted cash flows basis. The Company utilized market participant assumptions to determine its best estimate of the fair value of the intangible asset related to Sivextro that, when compared with its related carrying value, resulted in the impairment charge noted above. The remaining intangible asset value for Sivextro was $175 million at September 30, 2019.

8.	Loans Payable, Long-Term Debt and Leases
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

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

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
Operating lease cost was $79 million and $244 million for the third quarter and first nine months of 2019, respectively. Cash paid for amounts included in the measurement of operating lease liabilities was $71 million and $209 million for the third quarter and first nine months of 2019, respectively.
Supplemental balance sheet information related to operating leases is as follows:

($ in millions)	September 30, 2019
Assets
Other Assets (1)	$1,085
Liabilities
Accrued and other current liabilities	$241
Other Noncurrent Liabilities	779
$1,020

Weighted-average remaining lease term (years)	7.5
Weighted-average discount rate	3.3%
(1) Includes prepaid leases that have no related lease liability.

Maturities of operating leases liabilities are as follows:

($ in millions)	September 30, 2019
2019 (excluding the nine months ended September 30, 2019)	$71
2020	235
2021	189
2022	155
2023	127
Thereafter	374
Total lease payments	1,151
Less: imputed interest	(131)
$1,020

As of September 30, 2019, the Company had entered into additional real estate operating leases that had not yet commenced. The obligations associated with these leases totaled $444 million, of which $221 million relates to a lease that will commence in April 2020 and has a lease term of 10 years.
As of December 31, 2018, prior to the adoption of ASC 842, the minimum aggregate rental commitments under noncancellable leases were as follows: 2019, $188 million; 2020, $198 million; 2021, $150 million; 2022, $134 million; 2023, $84 million and thereafter, $243 million.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

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
Product Liability Litigation
Fosamax
As previously disclosed, Merck is a defendant in product liability lawsuits in the United States involving Fosamax (Fosamax Litigation). As of September 30, 2019, approximately 3,900 cases have been filed and either are pending or conditionally dismissed (as noted below) against Merck in either federal or state court. Plaintiffs in the vast majority of these cases generally allege that they sustained femur fractures and/or other bone injuries (Femur Fractures) in association with the use of Fosamax.
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
In August 2013, the Femur Fracture MDL court entered an order requiring plaintiffs in the Femur Fracture MDL to show cause why those cases asserting claims for a femur fracture injury that took place prior to September 14, 2010, should not be dismissed based on the court’s preemption decision in the Glynn case. Pursuant to the show cause order, in March 2014, the Femur Fracture MDL court dismissed with prejudice approximately 650 cases on preemption grounds. Plaintiffs in approximately 515 of those cases appealed that decision to the U.S. Court of Appeals for the Third Circuit (Third Circuit). In March 2017, the Third Circuit issued a decision reversing the Femur Fracture MDL court’s preemption ruling and remanding the appealed cases back to the Femur Fracture MDL court. Merck filed a petition for a writ of certiorari to the U.S. Supreme Court in August 2017 seeking review of the Third Circuit’s decision. In December 2017, the Supreme Court invited the Solicitor General to file a brief in the case expressing the views of the United States, and in May 2018, the Solicitor General submitted a brief stating that the Third Circuit’s decision was wrongly decided and recommended that the Supreme Court grant Merck’s cert petition. The Supreme Court granted Merck’s petition in June 2018, and an oral argument before the Supreme Court was held on January 7, 2019. On May 20, 2019, the Supreme Court issued its opinion and decided that the Third Circuit had incorrectly concluded that the issue of preemption should be resolved by a jury, and accordingly vacated the judgment of the Third Circuit and remanded the proceedings back to the Third Circuit to address the issue in a manner consistent with the Supreme Court’s opinion. The Third Circuit requested, by August 6, 2019, ten-page letters from each side addressing two specific issues central to the appeal. Both sides submitted their letter briefs and await a decision from the Third Circuit.
Accordingly, as of September 30, 2019, 11 cases were actively pending in the Femur Fracture MDL, and approximately 1,060 cases have either been dismissed without prejudice or administratively closed pending final resolution by the Third Circuit of the appeal of the Femur Fracture MDL court’s preemption order.
As of September 30, 2019, approximately 2,520 cases alleging Femur Fractures have been filed in New Jersey state court and are pending before Judge James Hyland in Middlesex County. The parties selected an initial group of cases to be reviewed

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

through fact discovery. Merck has continued to select additional cases to be reviewed through fact discovery from 2016 to the present.
As of September 30, 2019, approximately 275 cases alleging Femur Fractures have been filed and are pending in California state court. All of the Femur Fracture cases filed in California state court have been coordinated before a single judge in Orange County, California.
Additionally, there are four Femur Fracture cases pending in other state courts.
Discovery is presently stayed in the Femur Fracture MDL and in the state court cases in California. Merck intends to defend against these lawsuits.
Januvia/Janumet
As previously disclosed, Merck is a defendant in product liability lawsuits in the United States involving Januvia and/or Janumet. As of September 30, 2019, Merck is aware of approximately 1,370 product users alleging that Januvia and/or Janumet caused the development of pancreatic cancer and other injuries.
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
As of September 30, 2019, six product users have claims pending against Merck in state courts other than California, including Illinois. In June 2017, the Illinois trial court denied Merck’s motion for summary judgment based on federal preemption. Merck appealed, and the Illinois appellate court affirmed in December 2018. Merck filed a petition for leave to appeal to the Illinois Supreme Court in February 2019. In April 2019, the Illinois Supreme Court stayed consideration of the pending petition to appeal until the United States Supreme Court issued its opinion in Merck Sharp & Dohme Corp. v. Albrecht (relating to the Fosamax matter discussed above). Merck filed the opinion in Albrecht with the Illinois Supreme Court in June 2019. The petition for leave to appeal was decided on September 25, 2019, in which the Illinois Supreme Court directed the intermediate appellate court to reconsider its earlier ruling.
In addition to the claims noted above, the Company has agreed to toll the statute of limitations for approximately 50 additional claims. The Company intends to continue defending against these lawsuits.
Governmental Proceedings
As previously disclosed, in July 2017, Merck received a subpoena from the California Department of Insurance (DOI) pursuant to an investigation of whether, prior to Merck’s acquisition of the company, Cubist Pharmaceuticals unlawfully induced the presentation of false claims for Cubicin to private insurers under the California Insurance Code False Claims Act. By letter dated August 12, 2019, the DOI advised Merck that it was withdrawing the subpoena and closing its investigation.
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

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Commercial and Other Litigation
Zetia Antitrust Litigation
As previously disclosed, Merck, MSD, Schering Corporation and MSP Singapore Company LLC (collectively, the Merck Defendants) are defendants in putative class action and opt-out lawsuits filed in 2018 on behalf of direct and indirect purchasers of Zetia alleging violations of federal and state antitrust laws, as well as other state statutory and common law causes of action. The cases have been consolidated for pretrial purposes in a federal multidistrict litigation before Judge Rebecca Beach Smith in the Eastern District of Virginia. In December 2018, the court denied the Merck Defendants’ motions to dismiss or stay the direct purchaser putative class actions pending bilateral arbitration. On August 9, 2019, the district court adopted in full the report and recommendation of the magistrate judge, thereby granting in part and denying in part Merck Defendants’ motions to dismiss on non-arbitration issues. In addition, on June 27, 2019, the representatives of the putative direct purchaser class filed an amended complaint, and on August 1, 2019, retailer opt-out plaintiffs filed an amended complaint. The Merck Defendants moved to dismiss the new allegations in both complaints. On October 15, 2019, the magistrate judge issued a report and recommendation recommending that the district judge grant the motions in their entirety. Trial is currently scheduled to begin on October 14, 2020.
Rotavirus Vaccines Antitrust Litigation
As previously disclosed, MSD is a defendant in putative class action lawsuits filed in 2018 on behalf of direct purchasers of RotaTeq, alleging violations of federal antitrust laws. The cases were consolidated in the Eastern District of Pennsylvania. On January 23, 2019, the court denied MSD’s motions to compel arbitration and to dismiss the consolidated complaint. On February 19, 2019, MSD appealed the court’s order on arbitration to the Third Circuit. On October 28, 2019, the Third Circuit vacated the district court’s order and remanded for limited discovery on the issue of arbitrability, after which MSD may file a renewed motion to compel arbitration.
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
Januvia, Janumet, Janumet XR — In February 2019, Par Pharmaceutical, Inc. (Par Pharmaceutical) filed suit against the Company in the U.S. District Court for the District of New Jersey, seeking a declaratory judgment of invalidity of a patent owned by the Company covering certain salt and polymorphic forms of sitagliptin that expires in 2026. In response, the Company filed a patent infringement lawsuit in the U.S. District Court for the District of Delaware against Par Pharmaceutical and additional companies that also indicated an intent to market generic versions of Januvia, Janumet, and Janumet XR following expiration of key patent protection in 2022, but prior to the expiration of the later-granted patent owned by the Company covering certain salt and polymorphic forms of sitagliptin that expires in 2026, and a later granted patent owned by the Company covering the Janumet formulation which expires in 2028. Par Pharmaceutical dismissed its case in the U.S. District Court for the District of New Jersey against the Company and will litigate the action in the U.S. District Court for the District of Delaware. The Company filed a patent infringement lawsuit against Mylan Pharmaceuticals Inc. and Mylan Inc. (Mylan) in the Northern District of West Virginia. The Judicial Panel of Multidistrict Litigation entered an order transferring the Company’s lawsuit against Mylan to the U.S. District Court for the District of Delaware for coordinated and consolidated pretrial proceedings with the other cases pending in that district. The U.S. District Court for the District of Delaware has scheduled the lawsuits for a single 3-day trial on invalidity issues in October 2021. The Court will schedule separate 1-day trials on infringement issues if necessary. In October 2019, Mylan filed a petition for Inter Partes Review (IPR) at the United States Patent and Trademark Office (USPTO) seeking invalidity of the 2026 patent. The USPTO has six months from filing to determine whether it will institute the requested IPR proceeding.
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

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Legal Defense Reserves
Legal defense costs expected to be incurred in connection with a loss contingency are accrued when probable and reasonably estimable. Some of the significant factors considered in the review of these legal defense reserves are as follows: the actual costs incurred by the Company; the development of the Company’s legal defense strategy and structure in light of the scope of its litigation; the number of cases being brought against the Company; the costs and outcomes of completed trials and the most current information regarding anticipated timing, progression, and related costs of pre-trial activities and trials in the associated litigation. The amount of legal defense reserves as of September 30, 2019 and December 31, 2018 of approximately $260 million and $245 million, respectively, represents the Company’s best estimate of the minimum amount of defense costs to be incurred in connection with its outstanding litigation; however, events such as additional trials and other events that could arise in the course of its litigation could affect the ultimate amount of legal defense costs to be incurred by the Company. The Company will continue to monitor its legal defense costs and review the adequacy of the associated reserves and may determine to increase the reserves at any time in the future if, based upon the factors set forth, it believes it would be appropriate to do so.

10.	Equity

	Three Months Ended September 30,
	Common Stock		Other Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Non- controlling Interests	Total
($ and shares in millions except per share amounts)	Shares	Par Value				Shares	Cost
Balance at July 1, 2018	3,577	$1,788	$39,741	$41,523	$(5,122)	907	$(45,401)	$237	$32,766
Net income attributable to Merck & Co., Inc.	—	—	—	1,950	—	—	—	—	1,950
Other comprehensive loss, net of taxes	—	—	—	—	(29)	—	—	—	(29)
Cash dividends declared on common stock ($0.48 per share)	—	—	—	(1,284)	—	—	—	—	(1,284)
Treasury stock shares purchased	—	—	—	—	—	16	(996)	—	(996)
Share-based compensation plans and other	—	—	21	—	—	(5)	231	—	252
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	8	8
Distributions attributable to noncontrolling interests	—	—	—	—	—	—	—	(11)	(11)
Balance at September 30, 2018	3,577	$1,788	$39,762	$42,189	$(5,151)	918	$(46,166)	$234	$32,656
Balance at July 1, 2019	3,577	$1,788	$39,484	$45,295	$(5,362)	1,010	$(53,570)	$102	$27,737
Net income attributable to Merck & Co., Inc.	—	—	—	1,901	—	—	—	—	1,901
Other comprehensive loss, net of taxes	—	—	—	—	(28)	—	—	—	(28)
Cash dividends declared on common stock ($0.55 per share)	—	—	—	(1,392)	—	—	—	—	(1,392)
Treasury stock shares purchased	—	—	—	—	—	17	(1,405)	—	(1,405)
Share-based compensation plans and other	—	—	77	—	—	(1)	50	—	127
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	6	6
Distributions attributable to noncontrolling interests	—	—	—	—	—	—	—	(21)	(21)
Balance at September 30, 2019	3,577	$1,788	$39,561	$45,804	$(5,390)	1,026	$(54,925)	$87	$26,925

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

	Nine Months Ended September 30,
	Common Stock		Other Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Non- controlling Interests	Total
($ and shares in millions except per share amounts)	Shares	Par Value				Shares	Cost
Balance at January 1, 2018	3,577	$1,788	$39,902	$41,350	$(4,910)	880	$(43,794)	$233	$34,569
Net income attributable to Merck & Co., Inc.	—	—	—	4,393	—	—	—	—	4,393
Adoption of new accounting standards	—	—	—	322	(274)	—	—	—	48
Other comprehensive income, net of taxes	—	—	—	—	33	—	—	—	33
Cash dividends declared on common stock ($1.44 per share)	—	—	—	(3,876)	—	—	—	—	(3,876)
Treasury stock shares purchased	—	—	—	—	—	53	(3,158)	—	(3,158)
Share-based compensation plans and other	—	—	(140)	—	—	(15)	786	—	646
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	22	22
Distributions attributable to noncontrolling interests	—	—	—	—	—	—	—	(21)	(21)
Balance at September 30, 2018	3,577	$1,788	$39,762	$42,189	$(5,151)	918	$(46,166)	$234	$32,656
Balance at January 1, 2019	3,577	$1,788	$38,808	$42,579	$(5,545)	985	$(50,929)	$181	$26,882
Net income attributable to Merck & Co., Inc.	—	—	—	7,487	—	—	—	—	7,487
Other comprehensive income, net of taxes	—	—	—	—	155	—	—	—	155
Cash dividends declared on common stock ($1.65 per share)	—	—	—	(4,262)	—	—	—	—	(4,262)
Treasury stock shares purchased	—	—	1,000	—	—	54	(4,730)	—	(3,730)
Share-based compensation plans and other	—	—	(247)	—	—	(13)	734	—	487
Net loss attributable to noncontrolling interests	—	—	—	—	—	—	—	(73)	(73)
Distributions attributable to noncontrolling interests	—	—	—	—	—	—	—	(21)	(21)
Balance at September 30, 2019	3,577	$1,788	$39,561	$45,804	$(5,390)	1,026	$(54,925)	$87	$26,925

On October 25, 2018, the Company entered into accelerated share repurchase (ASR) agreements with two third-party financial institutions (Dealers). Under the ASR agreements, Merck agreed to purchase $5 billion of Merck’s common stock, in total, with an initial delivery of 56.7 million shares of Merck’s common stock, based on the then-current market price, made by the Dealers to Merck, and payments of $5 billion made by Merck to the Dealers on October 29, 2018, which were funded with existing cash and investments, as well as short-term borrowings. The payments to the Dealers were recorded as reductions to shareholders’ equity, consisting of a $4 billion increase in treasury stock, which reflected the value of the initial 56.7 million shares received on October 29, 2018, and a $1 billion decrease in other-paid-in capital, which reflected the value of the stock held back by the Dealers pending final settlement. Upon settlement of the ASR agreements in April 2019, Merck received an additional 7.7 million shares as determined by the average daily volume weighted-average price of Merck’s common stock during the term of the ASR program, less a negotiated discount, bringing the total shares received by Merck under this program to 64.4 million. The receipt of the additional shares was reflected as an increase to treasury stock and an increase to other-paid-in capital in the first nine months of 2019.

11.	Share-Based Compensation Plans
The Company has share-based compensation plans under which the Company grants restricted stock units (RSUs) and performance share units (PSUs) to certain management level employees. In addition, employees and non-employee directors may be granted options to purchase shares of Company common stock at the fair market value at the time of grant.
The following table provides the amounts of share-based compensation cost recorded in the Condensed Consolidated Statement of Income:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2019	2018	2019	2018
Pretax share-based compensation expense	$101	$91	$306	$261
Income tax benefit	(14)	(14)	(42)	(42)
Total share-based compensation expense, net of taxes	$87	$77	$264	$219

During the first nine months of 2019, the Company granted 5 million RSUs with a weighted-average grant date fair value of $80.03 per RSU and during the first nine months of 2018 granted 7 million RSUs with a weighted-average grant date fair

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

value of $58.19 per RSU. During the first nine months of 2019, the Company granted 609 thousand PSUs with a weighted-average grant date fair value of $90.50 per PSU and during the first nine months of 2018 granted 855 thousand PSUs with a weighted-average grant date fair value of $56.70 per PSU.
During the first nine months of 2019, the Company granted 3 million stock options with a weighted-average exercise price of $80.05 per option and during the first nine months of 2018 granted 3 million stock options with a weighted-average exercise price of $57.72 per option. The weighted-average fair value of options granted during the first nine months of 2019 and 2018 was $10.63 and $8.19 per option, respectively, and was determined using the following assumptions:

	Nine Months Ended September 30,
	2019	2018
Expected dividend yield	3.2%	3.4%
Risk-free interest rate	2.4%	2.8%
Expected volatility	18.7%	19.1%
Expected life (years)	5.9	6.1

At September 30, 2019, there was $691 million of total pretax unrecognized compensation expense related to nonvested stock options, RSU and PSU awards which will be recognized over a weighted-average period of 2.0 years. For segment reporting, share-based compensation costs are unallocated expenses.

12.	Pension and Other Postretirement Benefit Plans
The Company has defined benefit pension plans covering eligible employees in the United States and in certain of its international subsidiaries. The net periodic benefit cost of such plans consisted of the following components:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
($ in millions)	U.S.	International	U.S.	International	U.S.	International	U.S.	International
Service cost	$76	$58	$77	$56	$221	$178	$245	$181
Interest cost	115	44	109	43	343	133	324	134
Expected return on plan assets	(202)	(106)	(209)	(106)	(613)	(320)	(634)	(326)
Amortization of unrecognized prior service credit	(12)	(3)	(12)	(3)	(37)	(9)	(37)	(10)
Net loss amortization	43	16	63	21	113	47	174	64
Termination benefits	3	—	1	—	7	1	18	—
Curtailments	5	—	3	—	6	—	7	(1)
Settlements	—	—	—	—	—	—	1	3
	$28	$9	$32	$11	$40	$30	$98	$45
The Company provides medical benefits, principally to its eligible U.S. retirees and similar benefits to their dependents, through its other postretirement benefit plans. The net credit of such plans consisted of the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2019	2018	2019	2018
Service cost	$12	$15	$36	$43
Interest cost	17	17	52	52
Expected return on plan assets	(18)	(21)	(54)	(63)
Amortization of unrecognized prior service credit	(20)	(21)	(59)	(63)
Net loss amortization	(3)	—	(7)	1
Termination benefits	1	—	1	2
Curtailments	(3)	(1)	(4)	(7)
	$(14)	$(11)	$(35)	$(35)

In connection with restructuring actions (see Note 4), termination charges were recorded on pension and other postretirement benefit plans related to expanded eligibility for certain employees exiting Merck. Also, in connection with these

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

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

13.	Other (Income) Expense, Net
Other (income) expense, net, consisted of:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2019	2018	2019	2018
Interest income	$(61)	$(92)	$(225)	$(257)
Interest expense	231	190	674	569
Exchange losses	38	42	166	119
Income from investments in equity securities, net (1)	(16)	(198)	(50)	(376)
Net periodic defined benefit plan (credit) cost other than service cost	(128)	(119)	(409)	(384)
Other, net	(29)	5	206	(183)
	$35	$(172)	$362	$(512)

(1)	Includes net realized and unrealized gains and losses from investments in equity securities either owned directly or through ownership interests in investments funds.
The higher exchange losses in the first nine months of 2019 reflect losses on forward exchange contracts related to the acquisition of Antelliq.
Other, net (as reflected in the table above) in the first nine months of 2019 includes $162 million of goodwill impairment charges related to certain businesses in the Healthcare Services segment. Other, net in the first nine months of 2018 includes a $115 million gain on the settlement of certain patent litigation and $84 million of income related to AstraZeneca’s option exercise associated with AstraZeneca LP.
Interest paid for the nine months ended September 30, 2019 and 2018 was $629 million and $535 million, respectively.

14.	Taxes on Income
The effective income tax rates of 18.7% and 26.5% for the third quarter of 2019 and 2018, respectively, and 14.5% and 27.6% for the first nine months of 2019 and 2018, respectively, reflect the impacts of acquisition and divestiture-related costs and restructuring costs, partially offset by the beneficial impact of foreign earnings. The effective income tax rates in the third quarter and first nine months of 2019 also reflect the unfavorable impact of a charge for the acquisition of Peloton for which no tax benefit was recognized and the favorable impact of product mix on the estimated full-year tax rate. In addition, the effective income tax rate for the first nine months of 2019 reflects the favorable impact of a $360 million net tax benefit related to the settlement of certain federal income tax matters (discussed below). The effective income tax rate for the first nine months of 2018 reflects the unfavorable impact of a charge recorded in connection with the formation of a collaboration with Eisai for which no tax benefit was recognized.
In the first quarter of 2019, the Internal Revenue Service (IRS) concluded its examinations of Merck’s 2012-2014 U.S. federal income tax returns. As a result, the Company was required to make a payment of $107 million. The Company’s reserves for unrecognized tax benefits for the years under examination exceeded the adjustments relating to this examination period and therefore the Company recorded a $360 million net tax benefit in the first nine months of 2019. This net benefit reflects reductions in reserves for unrecognized tax benefits for tax positions relating to the years that were under examination, partially offset by additional reserves for tax positions not previously reserved for.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

15.	Earnings Per Share
The calculations of earnings per share are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ and shares in millions except per share amounts)	2019	2018	2019	2018
Net income attributable to Merck & Co., Inc.	$1,901	$1,950	$7,487	$4,393
Average common shares outstanding	2,558	2,662	2,572	2,680
Common shares issuable (1)	14	16	15	14
Average common shares outstanding assuming dilution	2,572	2,678	2,587	2,694
Basic earnings per common share attributable to Merck & Co., Inc. common shareholders	$0.74	$0.73	$2.91	$1.64
Earnings per common share assuming dilution attributable to Merck & Co., Inc. common shareholders	$0.74	$0.73	$2.89	$1.63

(1)	Issuable primarily under share-based compensation plans.
For the third quarter of 2019 and 2018, 3 million and 2 million, respectively, and for the first nine months of 2019 and 2018, 2 million and 7 million, respectively, of common shares issuable under share-based compensation plans were excluded from the computation of earnings per common share assuming dilution because the effect would have been antidilutive.

16.	Other Comprehensive Income (Loss)
Changes in AOCI by component are as follows:

	Three Months Ended September 30,
($ in millions)	Derivatives		Investments		Employee Benefit Plans		Cumulative Translation Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance July 1, 2018, net of taxes	$65		$(164)		$(3,065)		$(1,958)	$(5,122)
Other comprehensive income (loss) before reclassification adjustments, pretax	29		8		—		(147)	(110)
Tax	(6)		—		—		11	5
Other comprehensive income (loss) before reclassification adjustments, net of taxes	23		8		—		(136)	(105)
Reclassification adjustments, pretax	5	(1)	32	(2)	47	(3)	—	84
Tax	(1)		—		(7)		—	(8)
Reclassification adjustments, net of taxes	4		32		40		—	76
Other comprehensive income (loss), net of taxes	27		40		40		(136)	(29)
Balance September 30, 2018, net of taxes	$92		$(124)		$(3,025)		$(2,094)	$(5,151)
Balance July 1, 2019, net of taxes	$66		$48		$(3,530)		$(1,946)	$(5,362)
Other comprehensive income (loss) before reclassification adjustments, pretax	186		8		(4)		(84)	106
Tax	(39)		—		—		(33)	(72)
Other comprehensive income (loss) before reclassification adjustments, net of taxes	147		8		(4)		(117)	34
Reclassification adjustments, pretax	(71)	(1)	(25)	(2)	21	(3)	—	(75)
Tax	15		—		(2)		—	13
Reclassification adjustments, net of taxes	(56)		(25)		19		—	(62)
Other comprehensive income (loss), net of taxes	91		(17)		15		(117)	(28)
Balance September 30, 2019, net of taxes	$157		$31		$(3,515)		$(2,063)	$(5,390)

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

	Nine Months Ended September 30,
($ in millions)	Derivatives		Investments		Employee Benefit Plans		Cumulative Translation Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance January 1, 2018, net of taxes	$(108)		$(61)		$(2,787)		$(1,954)	$(4,910)
Other comprehensive income (loss) before reclassification adjustments, pretax	113		(125)		(2)		(129)	(143)
Tax	(24)		1		4		(111)	(130)
Other comprehensive income (loss) before reclassification adjustments, net of taxes	89		(124)		2		(240)	(273)
Reclassification adjustments, pretax	169	(1)	68	(2)	128	(3)	—	365
Tax	(35)		—		(24)		—	(59)
Reclassification adjustments, net of taxes	134		68		104		—	306
Other comprehensive income (loss), net of taxes	223		(56)		106		(240)	33

Adoption of ASU 2018-02	(23)		1		(344)		100	(266)
Adoption of ASU 2016-01	—		(8)		—		—	(8)

Balance September 30, 2018, net of taxes	$92		$(124)		$(3,025)		$(2,094)	$(5,151)
Balance January 1, 2019, net of taxes	$166		$(78)		$(3,556)		$(2,077)	$(5,545)
Other comprehensive income (loss) before reclassification adjustments, pretax	183		139		(5)		47	364
Tax	(38)		—		6		(33)	(65)
Other comprehensive income (loss) before reclassification adjustments, net of taxes	145		139		1		14	299
Reclassification adjustments, pretax	(195)	(1)	(30)	(2)	49	(3)	—	(176)
Tax	41		—		(9)		—	32
Reclassification adjustments, net of taxes	(154)		(30)		40		—	(144)
Other comprehensive income (loss), net of taxes	(9)		109		41		14	155
Balance September 30, 2019, net of taxes	$157		$31		$(3,515)		$(2,063)	$(5,390)

(1)	Relates to foreign currency cash flow hedges that were reclassified from AOCI to Sales.

(2)	Represents net realized (gains) losses on the sales of available-for-sale debt securities that were reclassified from AOCI to Other (income) expense, net.

(3)	Includes net amortization of prior service cost and actuarial gains and losses included in net periodic benefit cost (see Note 12).

17.	Segment Reporting
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

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Sales of the Company’s products were as follows:

	Three Months Ended September 30,						Nine Months Ended September 30,
	2019			2018			2019			2018
($ in millions)	U.S.	Int’l	Total	U.S.	Int’l	Total	U.S.	Int’l	Total	U.S.	Int’l	Total
Pharmaceutical:
Oncology
Keytruda	$1,743	$1,327	$3,070	$1,109	$780	$1,889	$4,525	$3,448	$7,973	$2,906	$2,114	$5,020
Emend	42	56	98	71	52	123	173	163	336	239	157	396
Alliance revenue - Lynparza	71	53	123	33	15	49	186	126	313	88	37	125
Alliance revenue - Lenvima	65	44	109	30	13	43	169	112	280	49	29	78
Vaccines
Gardasil/Gardasil 9	761	558	1,320	740	308	1,048	1,579	1,464	3,044	1,422	894	2,317
ProQuad/M-M-R II/Varivax	482	141	623	429	96	525	1,325	469	1,794	1,097	246	1,343
Pneumovax 23	179	58	237	160	54	214	428	164	592	394	192	586
RotaTeq	102	78	180	134	57	191	360	203	564	384	156	540
Vaqta	36	26	62	36	30	66	103	65	167	95	72	167
Hospital Acute Care
Bridion	133	151	284	96	120	217	381	437	817	272	389	661
Noxafil	77	100	177	89	99	188	268	291	560	257	294	551
Cubicin	14	38	52	55	40	95	78	129	207	150	137	287
Primaxin	2	75	77	1	71	72	2	204	207	6	206	212
Invanz	(1)	58	57	74	62	137	30	176	206	252	185	437
Cancidas	—	62	62	2	77	79	5	187	191	10	247	257
Immunology
Simponi	—	203	203	—	210	210	—	625	625	—	673	673
Remicade	—	101	101	—	135	135	—	322	322	—	459	459
Neuroscience
Belsomra	23	57	80	23	43	66	68	155	223	76	115	191
Virology
Isentress/Isentress HD	102	149	250	123	151	275	304	449	752	383	477	860
Zepatier	24	59	83	18	86	104	96	208	304	8	339	347
Cardiovascular
Zetia	5	142	147	9	157	165	11	432	443	34	662	696
Vytorin	5	52	57	—	92	92	11	219	231	11	402	414
Atozet	—	97	97	—	84	84	—	283	283	—	258	258
Adempas	—	107	107	—	94	94	—	302	302	—	238	238
Diabetes
Januvia	367	440	807	498	429	927	1,223	1,317	2,539	1,466	1,291	2,756
Janumet	129	375	503	225	339	563	462	1,105	1,567	625	1,067	1,693
Women’s Health
NuvaRing	202	39	241	193	41	234	593	107	700	550	135	686
Implanon/Nexplanon	136	62	199	133	53	186	421	160	581	375	160	535
Diversified Brands
Singulair	11	140	152	5	156	161	24	479	503	16	505	521
Cozaar/Hyzaar	6	110	116	4	99	103	16	313	329	18	330	348
Nasonex	4	55	58	7	64	71	2	224	226	8	266	274
Arcoxia	—	72	72	—	83	83	—	221	221	—	249	249
Follistim AQ	27	35	62	26	34	60	80	102	182	83	115	198
Other pharmaceutical (1)	385	842	1,229	326	786	1,109	1,142	2,492	3,634	932	2,557	3,486
Total Pharmaceutical segment sales	5,132	5,962	11,095	4,649	5,010	9,658	14,065	17,153	31,218	12,206	15,653	27,859
Animal Health:
Livestock	144	582	726	153	508	660	406	1,601	2,007	383	1,563	1,946
Companion Animals	193	203	396	153	207	361	560	704	1,264	541	689	1,230
Total Animal Health segment sales	337	785	1,122	306	715	1,021	966	2,305	3,271	924	2,252	3,176
Other segment sales (2)	46	—	46	55	—	55	133	1	133	194	1	195
Total segment sales	5,515	6,747	12,263	5,010	5,725	10,734	15,164	19,459	34,622	13,324	17,906	31,230
Other (3)	10	125	134	20	39	60	19	330	350	101	(35)	66
	$5,525	$6,872	$12,397	$5,030	$5,764	$10,794	$15,183	$19,789	$34,972	$13,425	$17,871	$31,296
U.S. plus international may not equal total due to rounding.

(1)	Other pharmaceutical primarily reflects sales of other human health pharmaceutical products, including products within the franchises not listed separately.

(2)	Represents the non-reportable segments of Healthcare Services and Alliances.

(3)	Other is primarily comprised of miscellaneous corporate revenues, including revenue hedging activities, as well as third-party manufacturing sales.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Product sales are recorded net of the provision for discounts, including chargebacks, which are customer discounts that occur when a contracted customer purchases through an intermediary wholesale purchaser, and rebates that are owed based upon definitive contractual agreements or legal requirements with private sector and public sector (Medicaid and Medicare Part D) benefit providers, after the final dispensing of the product by a pharmacy to a benefit plan participant. These discounts, in the aggregate, reduced U.S. sales by $3.0 billion and $2.6 billion for the three months ended September 30, 2019 and 2018, respectively, and by $8.6 billion and $7.7 billion for the nine months ended September 30, 2019 and 2018, respectively.
Consolidated sales by geographic area where derived are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2019	2018	2019	2018
United States	$5,525	$5,030	$15,183	$13,425
Europe, Middle East and Africa	3,189	2,884	9,452	9,218
Japan	919	761	2,639	2,353
China	914	512	2,423	1,556
Asia Pacific (other than Japan and China)	756	666	2,217	2,210
Latin America	671	622	1,889	1,748
Other	423	319	1,169	786
	$12,397	$10,794	$34,972	$31,296

A reconciliation of segment profits to Income before taxes is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2019	2018	2019	2018
Segment profits:
Pharmaceutical segment	$7,747	$6,621	$21,437	$18,535
Animal Health segment	423	409	1,243	1,273
Other segments	(2)	5	(2)	94
Total segment profits	8,168	7,035	22,678	19,902
Other profits (losses)	101	55	226	(35)
Unallocated:
Interest income	61	92	225	257
Interest expense	(231)	(190)	(674)	(569)
Depreciation and amortization	(382)	(324)	(1,169)	(1,006)
Research and development	(3,110)	(1,997)	(7,045)	(7,304)
Amortization of purchase accounting adjustments	(329)	(679)	(1,105)	(2,144)
Restructuring costs	(232)	(171)	(444)	(494)
Charge related to termination of collaboration agreement with Samsung	—	(420)	—	(420)
Other unallocated, net	(1,699)	(736)	(4,019)	(2,090)
	$2,347	$2,665	$8,673	$6,097

Pharmaceutical segment profits are comprised of segment sales less standard costs, as well as selling, general and administrative expenses directly incurred by the segment. Animal Health segment profits are comprised of segment sales, less all cost of sales, as well as selling, general and administrative expenses and research and development costs directly incurred by the segment. For internal management reporting presented to the chief operating decision maker, Merck does not allocate the remaining cost of sales not included in segment profits as described above, research and development expenses incurred in Merck Research Laboratories, the Company’s research and development division that focuses on human health-related activities, or general and administrative expenses, nor the cost of financing these activities. Separate divisions maintain responsibility for monitoring and managing these costs, including depreciation related to fixed assets utilized by these divisions and, therefore, they are not included in segment profits. Also excluded from the determination of segment profits are costs related to restructuring activities, as well as the amortization of purchase accounting adjustments.
Other profits are primarily comprised of miscellaneous corporate profits, as well as operating profits related to third-party manufacturing sales.
Other unallocated, net, includes expenses from corporate and manufacturing cost centers, goodwill and other intangible asset impairment charges, gains or losses on sales of businesses, expense or income related to changes in the estimated fair value measurement of liabilities for contingent consideration, and other miscellaneous income or expense items.

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
In July 2019, Merck acquired Peloton Therapeutics, Inc. (Peloton), a clinical-stage biopharmaceutical company focused on the development of novel small molecule therapeutic candidates targeting hypoxia-inducible factor-2α (HIF-2α) for the treatment of patients with cancer and other non-oncology diseases. Peloton’s lead candidate, MK-6482 (formerly PT2977), is a novel oral HIF-2α inhibitor in late-stage development for renal cell carcinoma. Merck made an upfront payment of $1.2 billion in cash; additionally, former Peloton shareholders will be eligible to receive up to an additional $1.15 billion contingent upon successful achievement of future regulatory and sales-based milestones (see Note 2 to the condensed consolidated financial statements).
Restructuring Program
Merck recently approved a new global restructuring program (2019 Restructuring Program) as part of a worldwide initiative focused primarily on further optimizing the Company’s manufacturing and supply network, as well as reducing its global real estate footprint. This program is a continuation of the Company’s plant rationalization and builds on prior restructuring programs. The Company will continue to evaluate its global footprint and overall operating model, which could result in the identification of additional actions over time. The actions contemplated under the 2019 Restructuring Program are expected to be substantially completed by the end of 2023, with the cumulative pretax costs to be incurred by the Company to implement the program estimated to be approximately $800 million to $1.2 billion. The Company expects to record charges of approximately $750 million in 2019 related to the program. The Company anticipates the actions under the 2019 Restructuring Program to result in annual net cost savings of approximately $500 million by the end of 2023.
Pricing
Global efforts toward health care cost containment continue to exert pressure on product pricing and market access worldwide. In the United States, pricing pressure continues on many of the Company’s products. Changes to the U.S. health care system as part of health care reform, as well as increased purchasing power of entities that negotiate on behalf of Medicare, Medicaid, and private sector beneficiaries, have contributed to pricing pressure. In several international markets, government-mandated pricing actions have reduced prices of generic and patented drugs. In addition, the Company’s revenue performance in the first nine months of 2019 was negatively affected by other cost-reduction measures taken by governments and other third-parties to lower health care costs. The Company anticipates all of these actions will continue to negatively affect revenue performance in the future.
Operating Results
Sales
Worldwide sales were $12.4 billion for the third quarter of 2019, an increase of 15% compared with the third quarter of 2018 including a 1% unfavorable effect from foreign exchange. Global sales were $35.0 billion for the first nine months of 2019, an increase of 12% compared with the same period of 2018 including a 2% unfavorable effect from foreign exchange. Sales growth in both periods was driven primarily by higher sales in the oncology franchise reflecting strong growth of Keytruda (pembrolizumab), as well as increased alliance revenue from Lenvima (lenvatinib) and Lynparza (olaparib). Also contributing to revenue growth in the third quarter and first nine months of 2019 were higher sales of vaccines, including human papillomavirus (HPV) vaccine Gardasil (Human Papillomavirus Quadrivalent [Types 6, 11, 16 and 18] Vaccine, Recombinant)/Gardasil 9 (Human Papillomavirus 9-valent Vaccine, Recombinant), and combined sales of pediatric vaccines ProQuad (Measles, Mumps, Rubella and Varicella Virus Vaccine Live), M‑M‑R II (Measles, Mumps and Rubella Virus Vaccine Live) and Varivax (Varicella Virus Vaccine Live). Higher sales of certain hospital acute care products, including Bridion (sugammadex) Injection, as well as higher sales of animal health products also drove revenue growth in the third quarter and first nine months of 2019.
Sales growth in both periods was partially offset by the ongoing effects of generic competition for cardiovascular products Zetia (ezetimibe) and Vytorin (ezetimibe and simvastatin), hospital acute care product Invanz (ertapenem sodium), and biosimilar competition for immunology product Remicade (infliximab). Lower sales of diabetes products Januvia (sitagliptin) and

Janumet (sitagliptin/metformin HCl) also partially offset revenue growth in the quarter and year-to-date period. Additionally, sales growth in the first nine months of 2019 was partially offset by lower sales of products within the diversified brands franchise. The diversified brands franchise includes certain products that are approaching the expiration of their marketing exclusivity or that are no longer protected by patents in developed markets.
International sales represented 55% and 57% of total sales in the third quarter and first nine months of 2019, respectively. Performance in international markets was led by China, which had total sales of $914 million and $2.4 billion in the third quarter and first nine months of 2019, respectively, representing growth rates of 79% and 56%, respectively, compared with the same prior year periods. Foreign exchange unfavorably affected sales performance in China by 6% and 8% in the third quarter and first nine months of 2019, respectively.
See Note 17 to the consolidated financial statements for details on sales of the Company’s products.
Pharmaceutical Segment
Oncology
Keytruda is an anti-PD-1 therapy that has been approved for the treatment of multiple malignancies including cervical cancer, classical Hodgkin lymphoma (cHL), esophageal cancer, gastric or gastroesophageal junction adenocarcinoma, head and neck squamous cell carcinoma (HNSCC), hepatocellular carcinoma, non-small-cell lung cancer (NSCLC), small-cell lung cancer (SCLC), melanoma, Merkel cell carcinoma, microsatellite instability-high (MSI-H) or mismatch repair deficient cancer, primary mediastinal large B-cell lymphoma (PMBCL), renal cell carcinoma, and urothelial carcinoma. The Keytruda clinical development program includes studies across a broad range of cancer types (see “Research and Development” below).
In July 2019, the U.S. Food and Drug Administration (FDA) approved Keytruda as monotherapy for the treatment of patients with recurrent locally advanced or metastatic squamous cell carcinoma of the esophagus whose tumors express PD-L1 (Combined Positive Score [CPS] ≥10) as determined by an FDA-approved test, with disease progression after one or more prior lines of systemic therapy based on the results of the KEYNOTE-181 and KEYNOTE-180 trials.
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
In April 2019, the FDA approved Keytruda in combination with Inlyta (axitinib), a tyrosine kinase inhibitor, for the first-line treatment of patients with advanced renal cell carcinoma, the most common type of kidney cancer, based on findings from the pivotal Phase 3 KEYNOTE-426 trial. Keytruda was approved for this indication in the EU in September 2019.
Also in April 2019, the FDA approved an expanded label for Keytruda as monotherapy for the first-line treatment of patients with NSCLC expressing PD-L1 (Tumor Proportion Score [TPS] ≥1%) as determined by an FDA-approved test, with no EGFR or ALK genomic tumor aberrations, and is stage III where patients are not candidates for surgical resection or definitive chemoradiation, or metastatic. The approval was based on results from the Phase 3 KEYNOTE-042 trial.
Additionally, in April 2019, Merck announced that Keytruda was approved by China’s National Medical Products Administration (NMPA) in combination with pemetrexed and platinum chemotherapy for the first-line treatment of patients with metastatic nonsquamous NSCLC, with no EGFR or ALK genomic tumor aberrations, based on data from the pivotal Phase 3 KEYNOTE-189 trial. In October 2019, Merck announced that Keytruda was approved by the NMPA as monotherapy for the first-line treatment of patients with locally advanced or metastatic NSCLC whose tumors express PD-L1 as determined by a NMPA-approved test, with no EGFR or ALK genomic tumor aberrations, based on the results from the Phase 3 KEYNOTE-042 trial, including data from an extension of the global study in Chinese patients. Keytruda is the first anti-PD-1 therapy approved in China as both monotherapy and in combination with chemotherapy for the first-line treatment of appropriate patients with NSCLC.
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

Global sales of Keytruda were $3.1 billion in the third quarter of 2019 and $8.0 billion in the first nine months of 2019, representing growth of 62% and 59%, respectively, compared with the same periods of 2018. Foreign exchange unfavorably affected global sales performance by 2% and 4% in the third quarter and first nine months of 2019, respectively. Sales growth in both periods was driven by volume growth as the Company continues to launch Keytruda with multiple new indications globally. Sales in the United States continue to build across the multiple approved indications, in particular for the treatment of NSCLC both as monotherapy, and in combination with chemotherapy for either nonsquamous or squamous NSCLC, along with uptake in the recently launched renal cell carcinoma and adjuvant melanoma indications. Other indications contributing to U.S. sales growth include HNSCC, bladder cancer, melanoma, and MSI-H cancer. Keytruda sales growth in international markets was driven primarily by increased use in the treatment of NSCLC particularly in Europe, Japan and China.
Global sales of Emend (aprepitant), for the prevention of chemotherapy-induced and post-operative nausea and vomiting, were $98 million in the third quarter of 2019 and $336 million for the first nine months of 2019, declines of 20% and 15%, respectively, compared with the same periods of 2018. Foreign exchange unfavorably affected global sales performance by 1% and 2% in the third quarter and first nine months of 2019, respectively. The sales declines primarily reflect lower demand in the United States due to competition, including recent generic competition for Emend for Injection upon U.S. patent expiry in September 2019. The patent that provided U.S. market exclusivity for Emend expired in 2015 and the patent that provided market exclusivity in most major European markets expired in May 2019. Additionally, the patent that provides market exclusivity for Emend for Injection in major European markets expires in February 2020 (although six-month pediatric exclusivity may extend this date). The Company anticipates that sales of Emend for Injection in these markets will decline significantly after the patent expires.
Lynparza, an oral poly (ADP-ribose) polymerase (PARP) inhibitor being developed as part of a collaboration with AstraZeneca PLC (AstraZeneca) (see Note 3 to the condensed consolidated financial statements), is currently approved for certain types of ovarian and breast cancer. Merck recorded alliance revenue related to Lynparza of $123 million in the third quarter of 2019 compared with $49 million in the third quarter of 2018 and $313 million for the first nine months of 2019 compared with $125 million for the first nine months of 2018. The increase in alliance revenue reflects expanded use in the treatment of ovarian and breast cancer in the United States, Europe, Japan and China. Lynparza received approval for the treatment of certain types of ovarian cancer in the United States in December 2018 and in the EU in June 2019 (which triggered a $30 million milestone payment from Merck to AstraZeneca) based on the results of the Phase 3 SOLO-1 trial. In April 2019, the EC approved Lynparza as a monotherapy for the treatment of certain adult patients with germline BRCA1/2-mutations, and who have human epidermal growth factor receptor 2 (HER2)-negative locally advanced or metastatic breast cancer, triggering a $30 million milestone payment from Merck to AstraZeneca. The approval was based on the results of the Phase 3 OlympiAD trial.
Lenvima, an oral receptor tyrosine kinase inhibitor being developed as part of a collaboration with Eisai entered into in March 2018 (see Note 3 to the condensed consolidated financial statements), is approved for certain types of thyroid cancer, hepatocellular carcinoma, and in combination for certain patients with renal cell carcinoma. Merck recorded alliance revenue related to Lenvima of $109 million and $43 million in the third quarter of 2019 and 2018, respectively, and $280 million and $78 million for the first nine months of 2019 and 2018, respectively. Lenvima sales in 2019 reflect strong performance in hepatocellular carcinoma following recent worldwide launches. In September 2019, Merck and Eisai announced that the FDA approved the combination of Keytruda plus Lenvima for the treatment of patients with advanced endometrial carcinoma that is not MSI-H or mismatch repair deficient, who have disease progression following prior systemic therapy, and are not candidates for curative surgery or radiation. This marks the first U.S. approval for the combination of Keytruda plus Lenvima.
Vaccines
Worldwide sales of Gardasil/Gardasil 9, vaccines to help prevent certain cancers and other diseases caused by certain types of HPV, were $1.3 billion in the third quarter of 2019 and $3.0 billion for the first nine months of 2019, increases of 26% and 31% compared with the same periods of 2018. Foreign exchange unfavorably affected global sales performance by 1% and 3% in the third quarter and first nine months of 2019, respectively. Sales growth in both periods was driven primarily by higher demand in the Asia Pacific region, particularly in China, as well as higher sales in the United States reflecting higher pricing and demand that was partially offset by public sector buying patterns. Higher demand in Europe reflecting increased vaccination rates for both boys and girls also contributed to sales growth in the quarter and year-to-date period.
In October 2019, the Company borrowed doses of Gardasil 9 from the U.S. Centers for Disease Control and Prevention (CDC) Pediatric Vaccine Stockpile. These doses will be allocated to support routine vaccination in the United States and will allow the Company to manufacture doses for other parts of the world, including regions where some of the most vulnerable populations live. The borrowing will reduce sales in the fourth quarter of 2019 by approximately $120 million and the Company will recognize a corresponding liability.
Global sales of ProQuad, a pediatric combination vaccine to help protect against measles, mumps, rubella and varicella, were $232 million in the third quarter of 2019, an increase of 24% compared with $186 million in the third quarter of 2018. Worldwide sales of ProQuad were $588 million in the first nine months of 2019, an increase of 29% compared with $455 million in the first nine months of 2018. Foreign exchange unfavorably affected global sales performance by 1% and 2% in the third quarter and first nine months of 2019, respectively. Sales growth in both periods was driven primarily by higher volumes and pricing in the United States and volume growth in certain European markets.
Worldwide sales of M‑M‑R II, a vaccine to help protect against measles, mumps and rubella, were $121 million for the third quarter of 2019, essentially flat compared with the third quarter of 2018 including a 1% unfavorable effect from foreign exchange. Higher demand in the United States due to measles outbreaks, as well as higher pricing, was offset by private-sector buy-out. Global sales of M‑M‑R II were $443 million in the first nine months of 2019, an increase of 43% compared with $310 million in the first nine months of 2018. Foreign exchange unfavorably affected global sales performance by 1% in the first nine months of 2018. Sales growth in the year-to-date period was driven primarily by higher sales in the United Sates reflecting increased demand, as well as higher pricing.
Global sales of Varivax, a vaccine to help prevent chickenpox (varicella), were $270 million for the third quarter of 2019, an increase of 25% compared with $217 million for the third quarter of 2018. Worldwide sales of Varivax were $763 million in the first nine months of 2019, an increase of 32% compared with $578 million in the first nine months of 2018. Foreign exchange unfavorably affected global sales performance by 3% in the first nine months of 2019. Sales growth in both periods reflects government tenders in Latin America, as well as volume growth and higher pricing in the United States.
Worldwide sales of RotaTeq (Rotavirus Vaccine, Live Oral, Pentavalent), a vaccine to help protect against rotavirus gastroenteritis in infants and children, were $180 million in the third quarter of 2019, a decline of 5% compared with the third quarter of 2018, reflecting lower sales in the United States due to public sector buying patterns, partially offset by continued uptake from the launch in China. Global sales of RotaTeq were $564 million for the first nine months of 2019, an increase of 4% compared with the same period of 2018 including a 2% unfavorable effect from foreign exchange. Sales growth in the year-to-date period was driven primarily by continued uptake from the launch in China, partially offset by lower sales in the United States due to public sector buying patterns and lower volumes in Latin America.
Hospital Acute Care
Worldwide sales of Bridion, for the reversal of two types of neuromuscular blocking agents used during surgery, were $284 million in the third quarter of 2019 and $817 million for the first nine months of 2019, increases of 31% and 24%, respectively, compared with the same periods of 2018. Foreign exchange unfavorably affected global sales performance by 1% and 3% in the third quarter and first nine months of 2019, respectively. Sales growth in both periods was driven by higher demand globally, particularly in the United States.
Worldwide sales of Noxafil (posaconazole), for the prevention of invasive fungal infections, were $177 million in the third quarter of 2019, a decline of 6% compared with the third quarter of 2018 including a 2% unfavorable effect from foreign exchange. The patent that provided U.S. market exclusivity for Noxafil expired in July 2019; accordingly, the Company anticipates a significant decline in U.S. sales of Noxafil in future periods. Additionally, the patent for Noxafil will expire in a number of major European markets in December 2019. The Company anticipates sales of Noxafil in these markets will decline significantly thereafter. Global sales of Noxafil were $560 million for the first nine months of 2019, an increase of 1% compared with the same period of 2018 including a 4% unfavorable effect from foreign exchange.
Global sales of Invanz, for the treatment of certain infections, were $57 million in the third quarter of 2019 and $206 million for the first nine months of 2019, declines of 58% and 53%, respectively, compared with the same periods of 2018. Foreign exchange unfavorably affected global sales performance by 1% and 3% in the third quarter and first nine months of 2019, respectively. The sales decline in both periods was driven by generic competition in the United States. The patent that provided U.S. market exclusivity for Invanz expired in 2017. Accordingly, the Company is experiencing a significant decline in U.S. Invanz sales and expects the decline to continue.
In June 2019, the FDA approved a supplemental New Drug Application (NDA) for the use of Zerbaxa (ceftolozane and tazobactam) for the treatment of patients 18 years and older with hospital-acquired bacterial pneumonia and ventilator-associated bacterial pneumonia (HABP/VABP) caused by certain susceptible Gram-negative microorganisms based on the results of the pivotal Phase 3 ASPECT-NP trial. In August 2019, the EC approved Zerbaxa for the treatment of hospital-acquired pneumonia, including ventilator-associated pneumonia, in adults based on the results of the ASPECT-NP trial. Zerbaxa was previously approved in the United States and EU for the treatment of certain adult patients with complicated urinary tract infections, including pyelonephritis, and complicated intra-abdominal infections.
In July 2019, the FDA approved Recarbrio (imipenem, cilastatin, and relebactam) for injection, a new combination antibacterial for the treatment of complicated urinary tract infections, including pyelonephritis, caused by certain Gram-negative microorganisms in patients 18 years of age and older who have limited or no alternative treatment options. Merck anticipates making Recarbrio available in early 2020. In September 2019, Merck announced that the pivotal Phase 3 Recarbrio RESTORE-IMI 2 trial met its primary endpoint. The trial investigated the efficacy and safety of Recarbrio for use in adult patients with HABP and VABP. Results from the trial showed Recarbrio met both the primary and key secondary endpoints of statistical non-inferiority compared to piperacillin/tazobactam in Day 28 all-cause mortality and clinical response at early follow up, respectively, in the modified intent-to-treat population. Merck plans to present the full data from the trial at a scientific congress in 2020. Relebactam (the beta lactamase inhibitor component of Recarbrio) has received the FDA’s Qualified Infectious Disease Product (QIDP) designation and Fast Track status for the treatment of HABP/VABP.
In October 2019, the FDA accepted for priority review an NDA for Dificid (fidaxomicin) for oral suspension, and a supplemental NDA for a new indication for use of Dificid tablets and oral suspension for the treatment of Clostridium (also known as Clostridioides) difficile infections in children aged six months or older. The Prescription Drug User Fee Act (PDUFA), or target action, date for both applications is set for January 24, 2020. The investigational pediatric indication for Dificid was granted Orphan Drug Designation in 2010.
Immunology
Sales of Simponi (golimumab), a once-monthly subcutaneous treatment for certain inflammatory diseases (marketed by the Company in Europe, Russia and Turkey), were $203 million in the third quarter of 2019 and $625 million for the first nine months of 2019, declines of 3% and 7%, respectively, compared with the same periods of 2018. Foreign exchange unfavorably affected sales performance by 4% and 6% in the third quarter and first nine months of 2019, respectively. Sales of Simponi are being unfavorably affected by the launch of biosimilars for a competing product.
Sales of Remicade, a treatment for inflammatory diseases (marketed by the Company in Europe, Russia and Turkey), were $101 million in the third quarter of 2019 and $322 million for the first nine months of 2019, declines of 25% and 30%, respectively, compared with the same periods of 2018. Foreign exchange unfavorably affected sales performance by 2% and 5% in the third quarter and first nine months of 2019, respectively. The Company lost market exclusivity for Remicade in major European markets in 2015 and no longer has market exclusivity in any of its marketing territories. The Company is experiencing pricing and volume declines in these markets as a result of biosimilar competition and expects the declines to continue.
Virology
Global combined sales of Isentress/Isentress HD (raltegravir), an HIV integrase inhibitor for use in combination with other antiretroviral agents for the treatment of HIV-1 infection, were $250 million in the third quarter of 2019 and $752 million for the first nine months of 2019, declines of 9% and 13%, respectively, compared with the same periods of 2018. Foreign exchange unfavorably affected global sales performance by 3% and 6% in the third quarter and first nine months of 2019, respectively. The sales declines were driven primarily by lower demand in the United States and Europe due to competitive pressure.
In September 2019, the FDA approved supplemental NDAs for Pifeltro (doravirine) (in combination with other antiretroviral agents) and Delstrigo (doravirine/lamivudine/tenofovir disoproxil fumarate) (as a complete regimen) that expand their indications to include adult patients with HIV-1 infection who are virologically suppressed on a stable antiretroviral regimen with no history of treatment failure and no known substitutions associated with resistance to Pifeltro or the individual components of Delstrigo.
Cardiovascular
Combined global sales of Zetia (marketed in most countries outside the United States as Ezetrol), Vytorin (marketed outside the United States as Inegy), as well as Atozet (ezetimibe and atorvastatin) and Rosuzet (ezetimibe and rosuvastatin) (both marketed in certain countries outside of the United States), medicines for lowering LDL cholesterol, were $332 million in the third quarter of 2019 and $1.1 billion for the first nine months of 2019, declines of 6% and 26%, respectively, compared with the same periods of 2018. Foreign exchange unfavorably affected global sales performance by 2% and 4% in the third quarter and first nine months of 2019, respectively. The sales declines were driven primarily by lower sales in Europe. The EU patents for Ezetrol and Inegy expired in April 2018 and April 2019, respectively. Accordingly, the Company is experiencing sales declines in these markets as a result of generic competition and expects the declines to continue. Merck lost market exclusivity in the United States for Zetia in 2016 and Vytorin in 2017 and has lost nearly all U.S. sales of these products as a result of generic competition. The sales declines were also attributable to loss of exclusivity in Australia. These declines were partially offset by volume growth of Rosuzet and Atozet in certain ex-U.S. markets.
Adempas (riociguat), a cardiovascular drug for the treatment of pulmonary arterial hypertension, is part of a worldwide clinical development collaboration with Bayer AG (Bayer) to market and develop soluble guanylate cyclase (sGC) modulators including Adempas (see Note 3 to the condensed consolidated financial statements). Revenue from Adempas includes sales in Merck’s marketing territories, as well as Merck’s share of profits from the sale of Adempas in Bayer’s marketing territories. Merck recorded revenue related to Adempas of $107 million in the third quarter of 2019 and $302 million for the first nine months of 2019, increases of 14% and 27%, respectively, compared with the same periods of 2018. Foreign exchange unfavorably affected global sales performance by 1% and 3% in the third quarter and first nine months of 2019, respectively. Sales growth in both periods was driven both by higher profit sharing from Bayer and higher sales of Adempas in Merck’s marketing territories.

Diabetes
Worldwide combined sales of Januvia and Janumet, medicines that help lower blood sugar levels in adults with type 2 diabetes, were $1.3 billion in the third quarter of 2019 and $4.1 billion for the first nine months of 2019, declines of 12% and 8%, respectively, compared with the same periods of 2018. Foreign exchange unfavorably affected global sales performance by 1% and 3% in the third quarter and first nine months of 2019, respectively. The sales decline in both periods reflects continued pricing pressure in the United States, partially offset by higher demand globally. The Company expects U.S. pricing pressure to continue.
Women’s Health
Worldwide sales of NuvaRing (etonogestrel/ethinyl estradiol vaginal ring), a vaginal contraceptive product, were $241 million in the third quarter of 2019 and $700 million for the first nine months of 2019, increases of 3% and 2%, respectively, compared with the same periods of 2018 including a 1% unfavorable effect from foreign exchange in both periods. The patent that provided U.S. market exclusivity for NuvaRing expired in April 2018 and the Company anticipates a significant decline in U.S. NuvaRing sales in future periods as a result of generic competition.
Animal Health Segment
Global sales of Animal Health products totaled $1.1 billion for the third quarter of 2019, growth of 10% compared with the third quarter of 2018 including a 2% unfavorable effect from foreign exchange. Sales growth in the third quarter was primarily driven by higher sales of livestock products as a result of the Antelliq acquisition, as well as higher sales of companion animal products, primarily the Bravecto (fluralaner) line of products for parasitic control. Worldwide sales of Animal Health products totaled $3.3 billion for the first nine months of 2019, an increase of 3% compared with the first nine months of 2018 including a 5% unfavorable effect from foreign exchange. Revenue growth in the year-to-date period was driven by higher sales of livestock products due to the Antelliq acquisition, as well as higher demand for poultry and swine products. Higher demand for companion animal products, primarily the Bravecto line of products, also contributed to sales growth in the year-to-date period.
In April 2019, Merck acquired Antelliq, a leader in digital animal identification, traceability and monitoring solutions (see Note 2 to the condensed consolidated financial statements).
Costs, Expenses and Other
Cost of Sales
Cost of sales were $4.0 billion for the third quarter of 2019, an increase of 10% compared with the third quarter of 2018, and were $10.4 billion for the first nine months of 2019, an increase of 2% compared with the same period of 2018. Costs in the third quarter of 2019 and 2018 include $320 million and $679 million, respectively, and for the first nine months of 2019 and 2018 include $1.1 billion and $2.1 billion, respectively, of expenses for the amortization of intangible assets recorded in connection with business acquisitions. Cost of sales also include expenses for the amortization of amounts capitalized in connection with collaborations of $79 million and $49 million in the third quarter of 2019 and 2018, respectively, and $301 million and $244 million for the first nine months of 2019 and 2018, respectively. These amounts include catch-up amortization from the accrual of sales-based milestones that were deemed by the Company to be probable in each period (see Note 3 to the condensed consolidated financial statements). In addition, cost of sales in the third quarter and first nine months of 2019 include $612 million and $693 million, respectively, of intangible asset impairment charges related to marketed products and other intangibles recorded in connection with business acquisitions (see Note 7 to the condensed consolidated financial statements). The Company may recognize additional non-cash impairment charges in the future related to intangible assets that were measured at fair value and capitalized in connection with business acquisitions and such charges could be material. Additionally, costs in the third quarter and first nine months of 2018 include a $420 million charge related to the termination of a collaboration agreement with Samsung Bioepis Co., Ltd. (Samsung) for insulin glargine (see Note 3 to the condensed consolidated financial statements). Also included in cost of sales are expenses associated with restructuring activities which amounted to $62 million and $2 million in the third quarter of 2019 and 2018, respectively, and $161 million and $11 million for the first nine months of 2019 and 2018, respectively, including accelerated depreciation and asset write-offs related to the planned sale or closure of manufacturing facilities. Separation costs associated with manufacturing-related headcount reductions have been incurred and are reflected in Restructuring costs as discussed below.
Gross margin was 67.8% in the third quarter of 2019 compared with 66.5% in the third quarter of 2018 and was 70.1% in the first nine months of 2019 compared with 67.3% for the first nine months of 2018. Gross margin includes the amortization and impairment of intangible assets related to business acquisitions and restructuring costs as noted above, which unfavorably affected gross margin by 8.1 percentage points in the third quarter of 2019 compared with 6.3 percentage points in the third quarter of 2018 and by 5.6 percentage points in the first nine months of 2019 compared with 6.9 percentage points in the first nine months of 2018. The gross margin improvement in both periods reflects the charge recorded in 2018 in connection with the termination of the collaboration agreement with Samsung (noted above), as well as the favorable effects of product mix, partially offset by higher amortization of unfavorable manufacturing variances, increased amortization of amounts capitalized in connection with collaborations, as well as manufacturing facility start-up costs.
Selling, General and Administrative
Selling, general and administrative (SG&A) expenses were $2.6 billion in the third quarter of 2019, an increase of 6% compared with the third quarter of 2018, reflecting higher promotional and administrative costs primarily in support of strategic brands, and higher acquisition and divestiture-related costs, partially offset by the favorable effect of foreign exchange. Acquisition and divestiture-related costs consist of integration, transaction, and certain other costs related to business acquisitions and divestitures. SG&A expenses were $7.7 billion for the first nine months of 2019, an increase of 4% compared with the same period of 2018, driven by higher administrative costs, acquisition and divestiture-related costs (primarily related to the acquisition of Antelliq), and restructuring costs, partially offset by the favorable effect of foreign exchange and lower selling and promotional costs. SG&A expenses in the first nine months of 2019 include restructuring costs of $33 million related primarily to accelerated depreciation for facilities to be closed or divested.
Research and Development
Research and development (R&D) expenses increased 55% in the third quarter of 2019 to $3.2 billion driven primarily by a $982 million charge related to the acquisition of Peloton (see Note 2 to the condensed consolidated financial statements), as well as higher expenses related to clinical development and increased investment in discovery research and early drug development. R&D expenses were $7.3 billion in the first nine months of 2019, a decline of 3% compared with the same period of 2018. The decline was driven primarily by a $1.4 billion charge recorded in 2018 related to the formation of an oncology collaboration with Eisai (see Note 3 to the condensed consolidated financial statements) and a $344 million charge in 2018 related to the acquisition of Viralytics Limited (Viralytics) (see Note 2 to the condensed consolidated financial statements). Partially offsetting the decline was the charge in 2019 relating to the acquisition of Peloton as noted above, as well as higher expenses related to clinical development and increased investment in discovery research and early drug development.
R&D expenses are comprised of the costs directly incurred by Merck Research Laboratories (MRL), the Company’s research and development division that focuses on human health-related activities, which were $1.6 billion and $1.4 billion in the third quarter of 2019 and 2018, respectively, and were $4.4 billion and $4.1 billion in the first nine months of 2019 and 2018, respectively. Also included in R&D expenses are Animal Health research costs, licensing costs and costs incurred by other divisions in support of R&D activities, including depreciation, production and general and administrative, which in the aggregate were approximately $655 million and $630 million for the third quarter of 2019 and 2018, respectively, and were $1.9 billion and $1.7 billion in the first nine months of 2019 and 2018, respectively. In addition, R&D expenses include expense or income related to changes in the estimated fair value measurement of liabilities for contingent consideration recorded in connection with business acquisitions. During the first nine months of 2019, the Company recorded a net reduction in expenses of $36 million to decrease the estimated fair value of liabilities for contingent consideration related to the discontinuation or delay of certain programs.
Restructuring Costs
Merck recently approved a new global restructuring program (2019 Restructuring Program) as part of a worldwide initiative focused primarily on further optimizing the Company’s manufacturing and supply network, as well as reducing its global real estate footprint. This program is a continuation of the Company’s plant rationalization and builds on prior restructuring programs. The Company will continue to evaluate its global footprint and overall operating model, which could result in the identification of additional actions over time. The actions contemplated under the 2019 Restructuring Program are expected to be substantially completed by the end of 2023, with the cumulative pretax costs to be incurred by the Company to implement the program estimated to be approximately $800 million to $1.2 billion. The Company expects to record charges of approximately $750 million in 2019 related to the program. The Company anticipates the actions under the 2019 Restructuring Program to result in annual net cost savings of approximately $500 million by the end of 2023. Actions under previous global restructuring programs have been substantially completed.
Restructuring costs, primarily representing separation and other related costs associated with these restructuring activities, were $232 million and $171 million for the third quarter of 2019 and 2018, respectively, and $444 million and $494 million for the first nine months of 2019 and 2018, respectively. Separation costs incurred were associated with actual headcount reductions, as well as estimated expenses under existing severance programs for headcount reductions that were probable and could be reasonably estimated. Also included in restructuring costs are asset abandonment, shut-down and other related costs, as well as employee-related costs such as curtailment, settlement and termination charges associated with pension and other postretirement benefit plans and share-based compensation plan costs. For segment reporting, restructuring costs are unallocated expenses.

Additional costs associated with the Company’s restructuring activities are included in Cost of sales, Selling, general and administrative expenses and Research and development costs. The Company recorded aggregate pretax costs of $296 million and $169 million in the third quarter of 2019 and 2018, respectively, and $642 million and $508 million for the first nine months of 2019 and 2018, respectively, related to restructuring program activities (see Note 4 to the condensed consolidated financial statements).
Other (Income) Expense, Net
Other (income) expense, net was $35 million of expense in the third quarter of 2019 compared with $172 million of income in the third quarter of 2018 and was $362 million of expense in the first nine months of 2019 compared with $512 million of income for the first nine months of 2018. For details on the components of Other (income) expense, net, see Note 13 to the condensed consolidated financial statements.

Segment Profits
	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2019	2018	2019	2018
Pharmaceutical segment profits	$7,747	$6,621	$21,437	$18,535
Animal Health segment profits	423	409	1,243	1,273
Other non-reportable segment profits	(2)	5	(2)	94
Other	(5,821)	(4,370)	(14,005)	(13,805)
Income before taxes	$2,347	$2,665	$8,673	$6,097
Pharmaceutical segment profits are comprised of segment sales less standard costs, as well as selling, general and administrative expenses directly incurred by the segment. Animal Health segment profits are comprised of segment sales, less all cost of sales, as well as selling, general and administrative expenses and research and development costs directly incurred by the segment. For internal management reporting presented to the chief operating decision maker, Merck does not allocate the remaining cost of sales not included in segment profits as described above, research and development expenses incurred in MRL, or general and administrative expenses, nor the cost of financing these activities. Separate divisions maintain responsibility for monitoring and managing these costs, including depreciation related to fixed assets utilized by these divisions and, therefore, they are not included in segment profits. Also excluded from the determination of segment profits are costs related to restructuring activities and acquisition and divestiture-related costs, including the amortization of purchase accounting adjustments, intangible asset impairment charges and changes in the estimated fair value measurement of liabilities for contingent consideration. Additionally, segment profits do not reflect other expenses from corporate and manufacturing cost centers and other miscellaneous income or expense. These unallocated items are reflected in “Other” in the above table. Also included in “Other” are miscellaneous corporate profits (losses), as well as operating profits (losses) related to third-party manufacturing sales.
Pharmaceutical segment profits grew 17% in the third quarter of 2019 and 16% in the first nine months of 2019 compared with the same periods of 2018 driven primarily by higher sales. In the year-to-date period lower selling and promotional costs also contributed to the increase in Pharmaceutical segment profits. Animal Health segment profits grew 4% in the third quarter of 2019 compared with the third quarter of 2018 reflecting higher sales driven by the Antelliq acquisition, partially offset by the unfavorable effect of foreign exchange and higher selling and administrative costs. Animal Health segment profits declined 2% in the first nine months of 2019 compared with the corresponding period of 2018 largely reflecting the unfavorable effect of foreign exchange and higher selling costs, partially offset by higher sales driven primarily by the Antelliq acquisition.
Taxes on Income
The effective income tax rates of 18.7% and 26.5% for the third quarter of 2019 and 2018, respectively, and 14.5% and 27.6% for the first nine months of 2019 and 2018, respectively, reflect the impacts of acquisition and divestiture-related costs and restructuring costs, partially offset by the beneficial impact of foreign earnings. The effective income tax rates in the third quarter and first nine months of 2019 also reflect the unfavorable impact of a charge for the acquisition of Peloton for which no tax benefit was recognized and the favorable impact of product mix on the estimated full-year tax rate. In addition, the effective income tax rate for the first nine months of 2019 reflects the favorable impact of a $360 million net tax benefit related to the settlement of certain federal income tax matters (discussed below). The effective income tax rate for the first nine months of 2018 reflects the unfavorable impact of a charge recorded in connection with the formation of a collaboration with Eisai for which no tax benefit was recognized.

In the first quarter of 2019, the Internal Revenue Service (IRS) concluded its examinations of Merck’s 2012-2014 U.S. federal income tax returns. As a result, the Company was required to make a payment of $107 million. The Company’s reserves for unrecognized tax benefits for the years under examination exceeded the adjustments relating to this examination period and therefore the Company recorded a $360 million net tax benefit in the first nine months of 2019. This net benefit reflects reductions in reserves for unrecognized tax benefits for tax positions relating to the years that were under examination, partially offset by additional reserves for tax positions not previously reserved for.
Net Income (Loss) Attributable to Noncontrolling Interests
Net income (loss) attributable to noncontrolling interests was $6 million for the third quarter of 2019 compared with $8 million for the third quarter of 2018 and was $(73) million for the first nine months of 2019 compared with $22 million for the first nine months of 2018. The losses in the first nine months of 2019 primarily reflect the portion of goodwill impairment charges related to certain businesses in the Healthcare Services segment that are attributable to noncontrolling interests.
Net Income and Earnings per Common Share
Net income attributable to Merck & Co., Inc. was $1.9 billion for the third quarter of 2019 compared with $2.0 billion for the third quarter of 2018 and was $7.5 billion for the first nine months of 2019 compared with $4.4 billion for the first nine months of 2018. Earnings per common share assuming dilution attributable to Merck & Co., Inc. common shareholders (EPS) for the third quarter of 2019 were $0.74 compared with $0.73 in the third quarter of 2018 and were $2.89 for the first nine months of 2019 compared with $1.63 for the first nine months of 2018.
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

A reconciliation between GAAP financial measures and non-GAAP financial measures is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions except per share amounts)	2019	2018	2019	2018
Income before taxes as reported under GAAP	$2,347	$2,665	$8,673	$6,097
Increase (decrease) for excluded items:
Acquisition and divestiture-related costs	975	677	2,183	2,265
Restructuring costs	296	169	642	508
Other items:
Charge for the acquisition of Peloton	982	—	982	—
Charge related to the termination of a collaboration with Samsung	—	420	—	420
Charge related to the formation of a collaboration with Eisai	—	—	—	1,400
Charge for the acquisition of Viralytics	—	—	—	344
Other	—	—	48	(54)
Non-GAAP income before taxes	4,600	3,931	12,528	10,980
Taxes on income as reported under GAAP	440	707	1,259	1,682
Estimated tax benefit on excluded items (1)	281	38	555	400
Net tax benefit from the settlement of certain federal income tax matters	—	—	360	—
Tax charge related to finalization of treasury regulations for the Tax Cuts and Job Act of 2017	—	—	(67)	—
Non-GAAP taxes on income	721	745	2,107	2,082
Non-GAAP net income	3,879	3,186	10,421	8,898
Net income (loss) attributable to noncontrolling interests as reported under GAAP	6	8	(73)	22
Acquisition and divestiture-related costs attributable to noncontrolling interests	—	—	89	—
Non-GAAP net income attributable to noncontrolling interests	6	8	16	22
Non-GAAP net income attributable to Merck & Co., Inc.	$3,873	$3,178	$10,405	$8,876
EPS assuming dilution as reported under GAAP	$0.74	$0.73	$2.89	$1.63
EPS difference (2)	0.77	0.46	1.13	1.66
Non-GAAP EPS assuming dilution	$1.51	$1.19	$4.02	$3.29

(1)	The estimated tax impact on the excluded items is determined by applying the statutory rate of the originating territory of the non-GAAP adjustments.

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
Certain Other Items
Non-GAAP income and non-GAAP EPS exclude certain other items. These items are adjusted for after evaluating them on an individual basis, considering their quantitative and qualitative aspects, and typically consist of items that are unusual in nature, significant to the results of a particular period or not indicative of future operating results. Excluded from non-GAAP income and non-GAAP EPS in 2019 is a charge for the acquisition of Peloton (see Note 2 to the condensed consolidated financial statements), a net tax benefit related to the settlement of certain federal income tax matters (see Note 14 to the condensed consolidated financial statements) and a tax charge related to the finalization of U.S. treasury regulations related to the Tax Cuts and Jobs Act of 2017. Excluded from non-GAAP income and non-GAAP EPS in 2018 is a charge for the termination of a collaboration agreement with Samsung for insulin glargine (see Note 2 to the condensed consolidated financial statements), a charge related to the formation of a collaboration with Eisai (see Note 3 to the condensed consolidated financial statements), and a charge for the acquisition of Viralytics (see Note 2 to the condensed consolidated financial statements).
Research and Development Update
Keytruda is an anti-PD-1 therapy approved for the treatment of many cancers. These approvals were the result of a broad clinical development program that currently consists of more than 1,000 clinical trials, including more than 600 trials that combine Keytruda with other cancer treatments. These studies encompass more than 30 cancer types including: biliary tract, bladder, cervical, colorectal, cutaneous squamous cell, endometrial, gastric, HNSCC, hepatocellular, Hodgkin lymphoma, non-Hodgkin lymphoma, melanoma, mesothelioma, nasopharyngeal, NSCLC, ovarian, PMBCL, prostate, renal, small-cell lung and triple-negative breast, many of which are currently in Phase 3 clinical development. Further trials are being planned for other cancers.
Keytruda is under review in the EU as monotherapy for the first-line treatment of patients with stage III NSCLC who are not candidates for surgical resection or definitive chemoradiation, or metastatic NSCLC, and whose tumors express PD-L1 (TPS ≥1%) with no EGFR or ALK genomic tumor aberrations. Keytruda was approved for this indication by the FDA in April 2019 based on results from the Phase 3 KEYNOTE-042 trial, in which Keytruda monotherapy demonstrated a statistically significant improvement in overall survival (OS) compared with chemotherapy alone in patients whose tumors expressed PD-L1 with a TPS ≥50%, with a TPS ≥20%, and then in the entire study population (TPS ≥1%).
In October 2019, the Committee for Medicinal Products for Human Use (CHMP) of the European Medicines Agency (EMA) adopted a positive opinion recommending approval of two regimens of Keytruda, as monotherapy or in combination with chemotherapy for the first-line treatment of patients with metastatic or unresectable HNSCC. This recommendation is based on data from the pivotal Phase 3 KEYNOTE-048 trial where Keytruda demonstrated a significant improvement in OS compared with the standard of care, as monotherapy in patients whose tumors expressed PD-L1 with CPS≥20 and CPS≥1 and in combination with chemotherapy. The CHMP’s recommendation will now be reviewed by the EC for marketing authorization in the EU, and a final decision is expected in the fourth quarter of 2019. Keytruda was approved for these indications by the FDA in June 2019.
Keytruda is also under review in the EU as monotherapy for the second-line treatment of advanced or metastatic esophageal or esophagogastric junction carcinoma, based on the results of the Phase 3 KEYNOTE-181 trial. In July 2019, the FDA approved Keytruda as monotherapy for the treatment of patients with recurrent locally advanced or metastatic squamous cell carcinoma of the esophagus with disease progression after one or more prior lines of systemic therapy and whose tumor express PD-L1 (CPS≥10). In October 2019, Merck announced a similar indication was approved in China.
In July 2019, the FDA accepted for review six supplemental Biologics License Applications (BLAs) to update the dosing frequency for Keytruda to include an every-six-weeks (Q6W) dosing schedule option for certain monotherapy indications. Merck is seeking FDA approval of a 400 mg Q6W dose infused over 30 minutes for Keytruda monotherapy indications in melanoma, cHL, PMBCL, gastric cancer, hepatocellular carcinoma, and Merkel cell carcinoma. If approved by the FDA, the Q6W dose would be available for use in adults in addition to the currently approved dose of Keytruda 200 mg every three weeks (Q3W) infused over 30 minutes. The FDA set a PDUFA date of February 18, 2020. In the EU, 400 mg Q6W dosing for all approved Keytruda monotherapy indications was approved by the EC in March 2019.
In October 2019, the FDA accepted a sBLA seeking use of Keytruda for the treatment of patients with recurrent and/or metastatic cutaneous squamous cell carcinoma (cSCC) that is not curable by surgery or radiation. The FDA set a PDUFA date of June 29, 2020.
In June 2019, Merck announced full results from the pivotal Phase 3 KEYNOTE-062 trial evaluating Keytruda as monotherapy and in combination with chemotherapy for the first-line treatment of advanced gastric or gastroesophageal junction adenocarcinoma. In the monotherapy arm of the study, Keytruda met a primary endpoint by demonstrating noninferiority to chemotherapy, the current standard of care, for OS in patients whose tumors expressed PD-L1 (CPS ≥1). In the combination arm of KEYNOTE-062, Keytruda plus chemotherapy was not found to be statistically superior for OS (CPS ≥1 or CPS ≥10) or progression-free survival (PFS) (CPS ≥1) compared with chemotherapy alone. Results were presented at the 2019 American Society of Clinical Oncology (ASCO) Annual Meeting. In September 2017, the FDA approved Keytruda as a third-line treatment for previously treated patients with recurrent locally advanced or metastatic gastric or gastroesophageal junction cancer whose tumors express PD-L1 (CPS ≥1) as determined by an FDA-approved test. KEYNOTE-062 was a potential confirmatory trial for this accelerated, third-line approval. In addition to KEYNOTE-062, additional first-line, Phase 3 studies in Merck’s gastric clinical program include KEYNOTE-811 and KEYNOTE-859, as well as KEYNOTE-585 in the neoadjuvant and adjuvant treatment setting.
In addition, Keytruda received Breakthrough Therapy designation from the FDA for the treatment of high-risk, early-stage triple-negative breast cancer (TNBC) in combination with neoadjuvant chemotherapy. The FDA’s Breakthrough Therapy designation is intended to expedite the development and review of a candidate that is planned for use, alone or in combination, to treat a serious or life-threatening disease or condition when preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints. Additionally, the FDA recently granted Breakthrough Therapy designation for Keytruda in combination with Lenvima for the potential first-line treatment of patients with advanced unresectable hepatocellular carcinoma not amenable to locoregional treatment. Lenvima is being developed as part of a collaboration with Eisai (see Note 3 to the condensed consolidated financial statements).
In September 2019, Merck announced results from the pivotal neoadjuvant/adjuvant Phase 3 KEYNOTE-522 trial in patients with early-stage TNBC. The trial investigated a regimen of neoadjuvant Keytruda plus chemotherapy, followed by adjuvant Keytruda as monotherapy (the Keytruda regimen) compared with a regimen of neoadjuvant chemotherapy followed by adjuvant placebo (the chemotherapy-placebo regimen). Interim findings were presented at the European Society for Medical Oncology (ESMO) 2019 Congress. In the neoadjuvant phase, Keytruda plus chemotherapy resulted in a statistically significant increase in pathological complete response (pCR) versus chemotherapy from 51.2% with neoadjuvant chemotherapy to 64.8% for neoadjuvant Keytruda plus chemotherapy, in patients with early-stage TNBC. The improvement seen when adding Keytruda to neoadjuvant chemotherapy was observed regardless of PD-L1 expression. In the other dual primary endpoint of event-free-survival (EFS), with a median follow-up of 15.5 months, the Keytruda regimen reduced the risk of progression in the neoadjuvant phase and recurrence in the adjuvant phase by 37% - a favorable trend for EFS - compared with the chemotherapy-placebo regimen. As previously announced, Merck plans to share early interim analysis data from KEYNOTE-522 with regulatory authorities.
In May 2019, Merck announced that the Phase 3 KEYNOTE-119 trial evaluating Keytruda as monotherapy for the second- or third-line treatment of patients with metastatic TNBC did not meet its pre-specified primary endpoint of superior OS compared to chemotherapy. Other endpoints were not formally tested per the study protocol because the primary endpoint of OS was not met. Results will be presented at an upcoming medical meeting. The Keytruda breast cancer clinical development program encompasses several internal and external collaborative studies, including three ongoing registration-enabling studies in TNBC: KEYNOTE-355, KEYNOTE-242, and KEYNOTE-522 (discussed above).
Lynparza is an oral PARP inhibitor currently approved for certain types of ovarian and breast cancer being co-developed for multiple cancer types as part of a collaboration with AstraZeneca (see Note 3 to the condensed consolidated financial statements).
Lynparza tablets are under review in the United States and in the EU as a first-line maintenance monotherapy for patients with germline BRCA-mutated metastatic pancreatic cancer whose disease had not progressed following platinum-based chemotherapy based on the results from the Phase 3 POLO trial. Results from the trial showed a statistically-significant and clinically-meaningful improvement in PFS for Lynparza compared to placebo, reducing the risk of disease progression or death by 47%. The results of the trial were presented at the 2019 ASCO Annual Meeting and published online simultaneously in the New England Journal of Medicine. A decision by the FDA is expected in the fourth quarter of 2019 and a decision from the EMA is expected in the second half of 2020.
Also in June 2019, Merck and AstraZeneca presented full results from the Phase 3 SOLO-3 trial which evaluated Lynparza, compared to chemotherapy, for the treatment of platinum-sensitive relapsed patients with germline BRCA1/2-mutated (gBRCAm) advanced ovarian cancer, who have received two or more prior lines of chemotherapy. The results from the trial showed a statistically-significant and clinically-meaningful improvement in objective response rate (ORR) in the Lynparza arm compared to the chemotherapy arm. The key secondary endpoint of PFS was also significantly increased in the Lynparza arm compared to the chemotherapy arm. The results were presented at the 2019 ASCO Annual Meeting.
In September 2019, Merck and AstraZeneca announced detailed positive results from the Phase 3 PAOLA-1 trial showing Lynparza added to bevacizumab demonstrated a statistically significant and clinically meaningful improvement in PFS in women with newly-diagnosed advanced ovarian cancer who had a complete or partial response to first-line treatment with platinum-based chemotherapy and bevacizumab. The results were presented at the ESMO 2019 Congress.
Also in September 2019, Merck and AstraZeneca presented detailed results from the Phase 3 PROfound trial in patients with metastatic castration-resistant prostate cancer (mCRPC) who have a mutation in their homologous recombination repair (HRR) genes and whose disease had progressed on prior treatment with new hormonal agent treatments (e.g. abiraterone or enzalutamide). The trial was designed to analyze men with mCRPC harboring HRR-mutated (HRRm) genes in two cohorts: the primary endpoint was in those with mutations in BRCA1/2 or ATM genes and then, if Lynparza showed clinical benefit, a formal analysis was performed of the overall trial population of men with HRRm genes (BRCA1/2, ATM, CDK12 and 11 other HRRm genes). Results showed a statistically-significant and clinically-meaningful improvement with Lynparza in the primary endpoint of radiographic progression-free survival (rPFS) in BRCA1/2 or ATM-mutated tumors reducing the risk of disease progression or death by a median of 7.4 months versus 3.6 months for those receiving abiraterone or enzalutamide. Lynparza reduced the risk of disease progression or death by 66% for these men. The trial also met the key secondary endpoint of rPFS in the overall HRRm population, where Lynparza reduced the risk of disease progression or death by 51% and improved rPFS to a median of 5.8 months vs. 3.5 months for those receiving abiraterone or enzalutamide. The results were presented at the ESMO 2019 Congress.
In October 2019, the CHMP of the EMA adopted a positive opinion recommending a conditional marketing authorization for V920 Ebola Zaire vaccine (rVSVΔG-ZEBOV-GP, live). If affirmed by the EC, the vaccine will be authorized under the brand name Ervebo and indicated for active immunization of individuals 18 years of age or older to protect against Ebola Virus Disease caused by Zaire ebola virus. V920 is also under review in the United States. In September 2019, the FDA accepted the BLA and granted priority review for V920. In 2018, Merck started the submission of a rolling BLA to the FDA pursuant to the FDA’s Breakthrough Therapy designation for V920. The PDUFA date for the BLA is March 14, 2020. In parallel, and in close collaboration with FDA and EMA, submissions have also been made to the World Health Organization (WHO) to achieve prequalification status and to African health authorities in collaboration with the African Vaccine Regulatory Forum.
The chart below reflects the Company’s research pipeline as of November 1, 2019. Candidates shown in Phase 3 include specific products and the date such candidate entered into Phase 3 development. Candidates shown in Phase 2 include the most advanced compound with a specific mechanism or, if listed compounds have the same mechanism, they are each currently intended for commercialization in a given therapeutic area. Small molecules and biologics are given MK-number designations and vaccine candidates are given V-number designations. Except as otherwise noted, candidates in Phase 1, additional indications in the same therapeutic area (other than with respect to cancer) and additional claims, line extensions or formulations for in-line products are not shown.

Phase 2	Phase 3 (Phase 3 entry date)	Under Review
Cancer
MK-3475 Keytruda
Advanced Solid Tumors
MK-6482
Renal Cell
MK-7123(1)
Solid Tumors
MK-7339 Lynparza(2)
Advanced Solid Tumors
MK-7690 (vicriviroc)(1)
Colorectal
MK-7902 Lenvima(2)
Biliary Tract
V937
Melanoma
Cytomegalovirus
V160
HIV-1 Infection
MK-8591 (islatravir)
Pediatric Neurofibromatosis Type 1
MK-5618 (selumetinib)(2)
Respiratory Syncytial Virus
MK-1654
Schizophrenia
MK-8189

Cancer
MK-3475 Keytruda
Biliary Tract (September 2019)
Breast (October 2015)
Cervical (October 2018) (EU)
Colorectal (November 2015)
Cutaneous Squamous Cell (August 2019) (EU)
Endometrial (August 2019) (EU)
Gastric (May 2015) (EU)
Hepatocellular (May 2016) (EU)
Mesothelioma (May 2018)
Nasopharyngeal (April 2016)
Ovarian (December 2018)
Prostate (May 2019)
Small-Cell Lung (May 2017) (EU)
MK-7339 Lynparza(2)
Non-Small-Cell Lung (June 2019)
Prostate (April 2017)
MK-7902 Lenvima(1)(2)
Bladder (May 2019)
Endometrial (June 2018) (EU)
Melanoma (March 2019)
Non-Small-Cell Lung (March 2019)
Cough
MK-7264 (gefapixant) (March 2018)
Heart Failure
MK-1242 (vericiguat) (September 2016)(2)
Pneumoconjugate Vaccine
V114 (June 2018)

New Molecular Entities/Vaccines
Bacterial Infection
MK-7655A (relebactam+imipenem/cilastatin) (EU)
Ebola Vaccine
V920 (U.S.)(EU)

Certain Supplemental Filings
Cancer
MK-3475 Keytruda
• First-Line Metastatic Non-Small-Cell Lung Cancer (KEYNOTE-042) (EU)
• First-Line Head and Neck Cancer (KEYNOTE-048) (EU)
• Recurrent Locally Advanced or Metastatic Esophageal Cancer (KEYNOTE-180/KEYNOTE-181) (EU)
• Recurrent and/or Metastatic Cutaneous Squamous Cell Carcinoma (KEYNOTE-629) (U.S.)
• Alternative Dosing Regimen (Q6W) (U.S.)
MK-7339 Lynparza(2)
• First-Line gBRCAm Metastatic Pancreatic Cancer (POLO) (U.S.)(EU)

Footnotes: (1) Being developed in combination with Keytruda. (2) Being developed in a collaboration.

Liquidity and Capital Resources

($ in millions)	September 30, 2019	December 31, 2018
Cash and investments	$10,129	$15,097
Working capital	5,458	3,669
Total debt to total liabilities and equity	31.3%	30.4%
Cash provided by operating activities was $8.6 billion in the first nine months of 2019 compared with $7.3 billion in the first nine months of 2018, reflecting stronger operating performance. Cash provided by operating activities continues to be the Company’s primary source of funds to finance operating needs, capital expenditures, treasury stock purchases and dividends paid to shareholders.
Cash used in investing activities was $1.9 billion in the first nine months of 2019 compared with cash provided by investing activities of $2.1 billion in the first nine months of 2018. The change was driven primarily by the acquisitions of Antelliq and Peloton in 2019, lower proceeds from the sales of securities and other investments and higher capital expenditures, partially offset by lower purchases of securities and other investments, as well as a $350 million milestone payment in 2018 related to a collaboration with Bayer (see Note 3 to the condensed consolidated financial statements).
Cash used in financing activities was $6.9 billion in the first nine months of 2019 compared with $7.6 billion in the first nine months of 2018. The lower use of cash in financing activities was driven primarily by proceeds from the issuance of debt (see below) and lower payments on debt, partially offset by the repayment of short-term borrowings, higher purchases of treasury stock and higher dividends paid to shareholders.
Capital expenditures totaled $2.3 billion and $1.7 billion for the first nine months of 2019 and 2018, respectively. The increase reflects investment in new capital projects focused primarily on increasing manufacturing capacity across Merck’s key businesses.
Dividends paid to stockholders were $4.3 billion and $3.9 billion for the first nine months of 2019 and 2018, respectively. In May 2019, the Board of Directors declared a quarterly dividend of $0.55 per share on the Company’s common stock for the third quarter that was paid in July 2019. In July 2019, the Board of Directors declared a quarterly dividend of $0.55 per share on the Company’s common stock for the fourth quarter that was paid in October 2019.
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
In October 2018, Merck’s Board of Directors authorized purchases of up to $10 billion of Merck’s common stock for its treasury. The treasury stock purchase authorization has no time limit and will be made over time in open-market transactions, block transactions on or off an exchange, or in privately negotiated transactions. During the first nine months of 2019, the Company purchased $3.7 billion (47 million shares) for its treasury under this and a previously authorized share repurchase program. In addition, the Company received 7.7 million shares in settlement of accelerated share repurchase (ASR) agreements as discussed below. As of September 30, 2019, the Company’s remaining share repurchase authorization was $8.2 billion.
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
Item 4. Controls and Procedures
Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures over financial reporting. Based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2019, the Company’s disclosure controls and procedures are effective. For the third quarter of 2019, there were no changes in internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer purchases of equity securities for the three months ended September 30, 2019 were as follows:
ISSUER PURCHASES OF EQUITY SECURITIES

			($ in millions)
Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
July 1 - July 31	6,611,817	$82.73	$9,078
August 1 - August 31	5,871,331	$84.90	$8,579
September 1 - September 30	4,276,118	$84.17	$8,219
Total	16,759,266	$83.86	$8,219

(1)	Shares purchased during the period were made as part of a plan approved by the Board of Directors in October 2018 to purchase up to $10 billion of Merck’s common stock for its treasury.

Item 6. Exhibits

Number		Description

3.1	—	Restated Certificate of Incorporation of Merck & Co., Inc. (November 3, 2009) – Incorporated by reference to Current Report on Form 8-K filed on November 4, 2009 (No. 1-6571)

3.2	—	By-Laws of Merck & Co., Inc. (effective July 22, 2015) – Incorporated by reference to Current Report on Form 8-K filed on July 28, 2015 (No. 1-6571)

31.1	—	Rule 13a – 14(a)/15d – 14(a) Certification of Chief Executive Officer

31.2	—	Rule 13a – 14(a)/15d – 14(a) Certification of Chief Financial Officer

32.1	—	Section 1350 Certification of Chief Executive Officer

32.2	—	Section 1350 Certification of Chief Financial Officer

101.INS	—	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	—	XBRL Taxonomy Extension Schema Document.

101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document.

104	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

EXHIBIT INDEX

Number		Description

3.1	—	Restated Certificate of Incorporation of Merck & Co., Inc. (November 3, 2009) – Incorporated by reference to Current Report on Form 8-K filed on November 4, 2009 (No. 1-6571)

3.2	—	By-Laws of Merck & Co., Inc. (effective July 22, 2015) – Incorporated by reference to Current Report on Form 8-K filed on July 28, 2015 (No. 1-6571)

31.1	—	Rule 13a – 14(a)/15d – 14(a) Certification of Chief Executive Officer

31.2	—	Rule 13a – 14(a)/15d – 14(a) Certification of Chief Financial Officer

32.1	—	Section 1350 Certification of Chief Executive Officer

32.2	—	Section 1350 Certification of Chief Financial Officer

101.INS	—	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	—	XBRL Taxonomy Extension Schema Document.

101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document.

104	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERCK & CO., INC.

Date: November 5, 2019	/s/ Jennifer Zachary
JENNIFER ZACHARY
Executive Vice President and General Counsel

Date: November 5, 2019	/s/ Rita A. Karachun
RITA A. KARACHUN
Senior Vice President Finance - Global Controller