Form 10-Q
period 2020-03-31
Merck & Co., Inc.
filed 2020-05-06
CIK 310158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
The number of shares of common stock outstanding as of the close of business on April 30, 2020: 2,524,101,191

Part I - Financial Information
Item 1. Financial Statements
MERCK & CO., INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(Unaudited, $ in millions except per share amounts)

	Three Months Ended March 31,
	2020	2019
Sales	$12,057	$10,816
Costs, Expenses and Other
Cost of sales	3,312	3,052
Selling, general and administrative	2,555	2,425
Research and development	2,209	1,931
Restructuring costs	72	153
Other (income) expense, net	71	188
	8,219	7,749
Income Before Taxes	3,838	3,067
Taxes on Income	619	205
Net Income	3,219	2,862
Less: Net Loss Attributable to Noncontrolling Interests	—	(53)
Net Income Attributable to Merck & Co., Inc.	$3,219	$2,915
Basic Earnings per Common Share Attributable to Merck & Co., Inc. Common Shareholders	$1.27	$1.13
Earnings per Common Share Assuming Dilution Attributable to Merck & Co., Inc. Common Shareholders	$1.26	$1.12

MERCK & CO., INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited, $ in millions)

	Three Months Ended March 31,
	2020	2019
Net Income Attributable to Merck & Co., Inc.	$3,219	$2,915
Other Comprehensive (Loss) Income Net of Taxes:
Net unrealized gain (loss) on derivatives, net of reclassifications	104	(48)
Net unrealized (loss) gain on investments, net of reclassifications	(18)	82
Benefit plan net gain and prior service credit, net of amortization	60	15
Cumulative translation adjustment	(344)	150
	(198)	199
Comprehensive Income Attributable to Merck & Co., Inc.	$3,021	$3,114
 The accompanying notes are an integral part of these condensed consolidated financial statements.

MERCK & CO., INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited, $ in millions except per share amounts)

	March 31, 2020	December 31, 2019
Assets
Current Assets
Cash and cash equivalents	$7,425	$9,676
Short-term investments	7	774
Accounts receivable (net of allowance for doubtful accounts of $89 in 2020 and $86 in 2019)	8,182	6,778
Inventories (excludes inventories of $1,630 in 2020 and $1,480 in 2019 classified in Other assets - see Note 6)	5,846	5,978
Other current assets	4,714	4,277
Total current assets	26,174	27,483
Investments	555	1,469
Property, Plant and Equipment, at cost, net of accumulated depreciation of $17,706 in 2020 and $17,686 in 2019	15,269	15,053
Goodwill	19,767	19,425
Other Intangibles, Net	16,096	14,196
Other Assets	7,052	6,771
	$84,913	$84,397
Liabilities and Equity
Current Liabilities
Loans payable and current portion of long-term debt	$6,361	$3,610
Trade accounts payable	3,572	3,738
Accrued and other current liabilities	10,932	12,549
Income taxes payable	1,033	736
Dividends payable	1,585	1,587
Total current liabilities	23,483	22,220
Long-Term Debt	21,637	22,736
Deferred Income Taxes	1,943	1,470
Other Noncurrent Liabilities	11,550	11,970
Merck & Co., Inc. Stockholders’ Equity
Common stock, $0.50 par value Authorized - 6,500,000,000 shares Issued - 3,577,103,522 shares in 2020 and 2019	1,788	1,788
Other paid-in capital	39,697	39,660
Retained earnings	48,272	46,602
Accumulated other comprehensive loss	(6,391)	(6,193)
	83,366	81,857
Less treasury stock, at cost: 1,053,090,194 shares in 2020 and 1,038,087,496 shares in 2019	57,161	55,950
Total Merck & Co., Inc. stockholders’ equity	26,205	25,907
Noncontrolling Interests	95	94
Total equity	26,300	26,001
	$84,913	$84,397
The accompanying notes are an integral part of this condensed consolidated financial statement.

MERCK & CO., INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited, $ in millions)

	Three Months Ended March 31,
	2020	2019
Cash Flows from Operating Activities
Net income	$3,219	$2,862
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	821	898
Intangible asset impairment charges	—	104
Deferred income taxes	82	194
Share-based compensation	108	93
Other	143	120
Net changes in assets and liabilities	(3,666)	(2,935)
Net Cash Provided by Operating Activities	707	1,336
Cash Flows from Investing Activities
Capital expenditures	(986)	(595)
Purchases of securities and other investments	(49)	(974)
Proceeds from sales of securities and other investments	1,816	1,899
Acquisition of ArQule, Inc., net of cash acquired	(2,545)	—
Other	136	38
Net Cash (Used in) Provided by Investing Activities	(1,628)	368
Cash Flows from Financing Activities
Net change in short-term borrowings	3,583	(4,135)
Payments on debt	(1,951)	—
Proceeds from issuance of debt	—	4,958
Purchases of treasury stock	(1,281)	(1,090)
Dividends paid to stockholders	(1,551)	(1,428)
Proceeds from exercise of stock options	26	173
Other	(316)	(92)
Net Cash Used in Financing Activities	(1,490)	(1,614)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	(63)	20
Net (Decrease) Increase in Cash, Cash Equivalents and Restricted Cash	(2,474)	110
Cash, Cash Equivalents and Restricted Cash at Beginning of Year (includes restricted cash of $258 million at January 1, 2020 included in Other Assets)	9,934	7,967
Cash, Cash Equivalents and Restricted Cash at End of Period (includes restricted cash of $35 million at March 31, 2020 included in Other Assets)	$7,460	$8,077
The accompanying notes are an integral part of this condensed consolidated financial statement.

Notes to Condensed Consolidated Financial Statements (unaudited)

1.	Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Merck & Co., Inc. (Merck or the Company) have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and disclosures required by accounting principles generally accepted in the United States (GAAP) for complete consolidated financial statements are not included herein. These interim statements should be read in conjunction with the audited financial statements and notes thereto included in Merck’s Form 10-K filed on February 26, 2020.
The results of operations of any interim period are not necessarily indicative of the results of operations for the full year. In the Company’s opinion, all adjustments necessary for a fair statement of these interim statements have been included and are of a normal and recurring nature.
Planned Spin-Off of Women’s Health, Legacy Brands and Biosimilars into New Company
In February 2020, Merck announced its intention to spin-off products from its women’s health, trusted legacy brands and biosimilars businesses into a new, independent, publicly traded company named Organon & Co. (Organon) through a distribution of Organon’s publicly traded stock to Company shareholders. The distribution is expected to qualify as tax-free to the Company and its shareholders for U.S. federal income tax purposes. The legacy brands included in the transaction consist of dermatology, non-opioid pain, respiratory, and select cardiovascular products including Zetia (ezetimibe) and Vytorin (ezetimibe and simvastatin), as well as the rest of Merck’s diversified brands franchise. Merck’s existing research pipeline programs will continue to be owned and developed within Merck as planned. Organon will have development capabilities initially focused on late-stage development and life-cycle management and is expected over time to develop research capabilities in selected therapeutic areas. The spin-off is expected to be completed in the first half of 2021, subject to market and certain other conditions. Subsequent to the spin-off, the historical results of the women’s health, legacy brands and biosimilars businesses will be reflected as discontinued operations in the Company’s consolidated financial statements.
Recently Adopted Accounting Standards
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
In November 2018, the FASB issued new guidance for collaborative arrangements intended to reduce diversity in practice by clarifying whether certain transactions between collaborative arrangement participants should be accounted for under revenue recognition guidance (ASC 606). The Company adopted the new guidance effective January 1, 2020, which resulted in minor changes to the presentation of information related to the Company’s collaborative arrangements.
Recently Issued Accounting Standards Not Yet Adopted
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
In March 2020, the FASB issued optional guidance to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting. The guidance provides optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform. The optional guidance is effective upon issuance and can be applied on a prospective basis at any time between January 1, 2020 through December 31, 2022. The Company is currently evaluating the impact of adoption on its consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

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
In January 2020, Merck acquired ArQule, Inc. (ArQule), a publicly traded biopharmaceutical company focused on kinase inhibitor discovery and development for the treatment of patients with cancer and other diseases. Total consideration paid of $2.7 billion included $138 million of share-based compensation payments to settle equity awards attributable to precombination service and cash paid for transaction costs on behalf of ArQule. The Company incurred $95 million of transaction costs directly related to the acquisition of ArQule, consisting almost entirely of share-based compensation payments to settle non-vested equity awards attributable to postcombination service. These costs were included in Selling, general and administrative expenses in the first quarter of 2020. ArQule’s lead investigational candidate, MK-1026 (formerly ARQ 531), is a novel, oral Bruton’s tyrosine kinase (BTK) inhibitor currently being evaluated for the treatment of B-cell malignancies.
The estimated fair value of assets acquired and liabilities assumed from ArQule is as follows:

($ in millions)	January 16, 2020
Cash and cash equivalents	$145
IPR&D MK-1026 (formerly ARQ 531) (1)	2,280
IPR&D MK-7075 (formerly ARQ 092) (1)	170
Licensing arrangement for ARQ 087	80
Deferred income tax liabilities	(434)
Other assets and liabilities, net	35
Total identifiable net assets	2,276
Goodwill (2)	414
Consideration transferred	$2,690

(1)
The fair values of the identifiable intangible assets related to in-process research and development (IPR&D) were determined using an income approach. The future net cash flows were discounted to present value utilizing a discount rate of 12.5%. Actual cash flows are likely to be different than those assumed.

(2)	The goodwill was allocated to the Pharmaceutical segment and is not deductible for tax purposes.

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
AstraZeneca
In July 2017, Merck and AstraZeneca PLC (AstraZeneca) entered into a global strategic oncology collaboration to co-develop and co-commercialize AstraZeneca’s Lynparza (olaparib) for multiple cancer types. Lynparza is an oral poly (ADP-ribose) polymerase (PARP) inhibitor currently approved for certain types of advanced ovarian, breast and pancreatic cancers. The companies are jointly developing and commercializing Lynparza, both as monotherapy and in combination trials with other potential medicines. Independently, Merck and AstraZeneca will develop and commercialize Lynparza in combinations with their respective PD-1 and PD-L1 medicines, Keytruda (pembrolizumab) and Imfinzi. The companies will also jointly develop and commercialize AstraZeneca’s Koselugo (selumetinib), an oral, selective inhibitor of MEK, part of the mitogen-activated protein kinase (MAPK) pathway, currently being developed for multiple indications. In April 2020, Koselugo was approved for the treatment of pediatric patients two years of age and older with neurofibromatosis type 1 who have symptomatic, inoperable plexiform neurofibromas. Under the terms of the agreement, AstraZeneca and Merck will share the development and commercialization costs for Lynparza and Koselugo monotherapy and non-PD-L1/PD-1 combination therapy opportunities.
Profits from Lynparza and Koselugo product sales generated through monotherapies or combination therapies are shared equally. Merck will fund all development and commercialization costs of Keytruda in combination with Lynparza or

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Koselugo. AstraZeneca will fund all development and commercialization costs of Imfinzi in combination with Lynparza or Koselugo. AstraZeneca is the principal on Lynparza sales transactions. Merck records its share of Lynparza and Koselugo product sales, net of cost of sales and commercialization costs, as alliance revenue and its share of development costs associated with the collaboration as part of Research and development expenses. Reimbursements received from AstraZeneca for research and development expenses are recognized as reductions to Research and development costs.
As part of the agreement, Merck made an upfront payment to AstraZeneca of $1.6 billion in 2017 and made payments of $750 million over a multi-year period for certain license options. In addition, the agreement provides for additional contingent payments from Merck to AstraZeneca related to the successful achievement of sales-based and regulatory milestones.
Prior to 2020, Merck accrued sales-based milestone payments aggregating $1.0 billion related to Lynparza, of which $200 million and $250 million was paid to AstraZeneca in 2019 and 2018, respectively, and $250 million was paid in the first quarter of 2020. Potential future sales-based milestone payments of $3.1 billion have not yet been accrued as they are not deemed by the Company to be probable at this time.
In 2019 and 2018, Lynparza received regulatory approvals triggering capitalized milestone payments of $60 million and $140 million, respectively, in the aggregate from Merck to AstraZeneca. Potential future regulatory milestone payments of $1.7 billion remain under the agreement.
The intangible asset balance related to Lynparza (which includes capitalized sales-based and regulatory milestone payments) was $928 million at March 31, 2020 and is included in Other Intangibles, Net on the Consolidated Balance Sheet. The amount is being amortized over its estimated useful life through 2028 as supported by projected future cash flows, subject to impairment testing.
Summarized financial information related to this collaboration is as follows:

	Three Months Ended March 31,
($ in millions)	2020	2019
Alliance revenue	$145	$79

Cost of sales (1)	28	19
Selling, general and administrative	33	27
Research and development	36	45

($ in millions)	March 31, 2020	December 31, 2019
Receivables from AstraZeneca included in Other current assets	$142	$128
Payables to AstraZeneca included in Accrued and other current liabilities (2)	326	577
(1) Represents amortization of capitalized milestone payments.
(2) Includes accrued milestone payments.
Eisai
In March 2018, Merck and Eisai Co., Ltd. (Eisai) announced a strategic collaboration for the worldwide co-development and co-commercialization of Lenvima (lenvatinib), an orally available tyrosine kinase inhibitor discovered by Eisai. Lenvima is currently approved for the treatment of certain types of thyroid cancer, hepatocellular carcinoma, in combination with everolimus for certain patients with renal cell carcinoma, and in combination with Keytruda for the treatment of certain patients with endometrial carcinoma. Under the agreement, Merck and Eisai will develop and commercialize Lenvima jointly, both as monotherapy and in combination with Keytruda. Eisai records Lenvima product sales globally (Eisai is the principal on Lenvima sales transactions), and Merck and Eisai share profits equally. Merck records its share of Lenvima product sales, net of cost of sales and commercialization costs, as alliance revenue. Expenses incurred during co-development, including for studies evaluating Lenvima as monotherapy, are shared equally by the two companies and reflected in Research and development expenses.
Under the agreement, Merck made an upfront payment to Eisai of $750 million and agreed to make payments of up to $650 million for certain option rights through 2021 (of which $325 million was paid in March 2019, $200 million was paid in March 2020 and $125 million is expected to be paid in March 2021). In addition, the agreement provides for additional contingent payments from Merck to Eisai related to the successful achievement of sales-based and regulatory milestones.
Prior to 2020, Merck accrued sales-based milestone payments aggregating $950 million related to Lenvima. Of these amounts, $50 million was paid to Eisai in 2019 and an additional $300 million was paid in the first quarter of 2020. Potential future sales-based milestone payments of $3.0 billion have not yet been accrued as they are not deemed by the Company to be probable at this time.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

In 2018, Lenvima received regulatory approvals triggering capitalized milestone payments of $250 million in the aggregate from Merck to Eisai. Potential future regulatory milestone payments of $135 million remain under the agreement.
The intangible asset balance related to Lenvima (which includes capitalized sales-based and regulatory milestone payments) was $921 million at March 31, 2020 and is included in Other Intangibles, Net on the Consolidated Balance Sheet. The amount is being amortized over its estimated useful life through 2026 as supported by projected future cash flows, subject to impairment testing.
Summarized financial information related to this collaboration is as follows:

	Three Months Ended March 31,
($ in millions)	2020	2019
Alliance revenue	$128	$74

Cost of sales (1)	35	51
Selling, general and administrative	11	19
Research and development	64	47

($ in millions)	March 31, 2020	December 31, 2019
Receivables from Eisai included in Other current assets	$140	$150
Payables to Eisai included in Accrued and other current liabilities (2)	425	700
Payables to Eisai included in Other Noncurrent Liabilities (3)	300	525
(1) Represents amortization of capitalized milestone payments.
(2) Includes accrued milestone and future option payments.
(3) Includes accrued milestone payments.
Bayer AG
In 2014, the Company entered into a worldwide clinical development collaboration with Bayer AG (Bayer) to market and develop soluble guanylate cyclase (sGC) modulators including Bayer’s Adempas (riociguat), which is approved to treat pulmonary arterial hypertension and chronic thromboembolic pulmonary hypertension. The two companies have implemented a joint development and commercialization strategy. The collaboration also includes clinical development of Bayer’s vericiguat, which is in development for the potential treatment of worsening heart failure. Under the agreement, Bayer leads commercialization of Adempas in the Americas, while Merck leads commercialization in the rest of the world. For vericiguat, if approved, Bayer will lead commercialization in the rest of world and Merck will lead in the Americas. Both companies share in development costs and profits on sales and have the right to co-promote in territories where they are not the lead. Merck records sales of Adempas in its marketing territories, as well as alliance revenue, which is Merck’s share of profits from the sale of Adempas in Bayer’s marketing territories. In addition, the agreement provides for additional contingent payments from Merck to Bayer related to the successful achievement of sales-based milestones.
Prior to 2020, Merck accrued $725 million of sales-based milestone payments for this collaboration, of which $350 million was paid to Bayer in 2018. There is an additional $400 million potential future sales-based milestone payment that has not yet been accrued as it is not deemed by the Company to be probable at this time.
The intangible asset balance related to this collaboration (which includes the acquired intangible asset balance, as well as capitalized sales-based milestone payments) was $844 million at March 31, 2020 and is included in Other Intangibles, Net on the Consolidated Balance Sheet. The amount is being amortized over its estimated useful life through 2027 as supported by projected future cash flows, subject to impairment testing.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Summarized financial information related to this collaboration is as follows:

	Three Months Ended March 31,
($ in millions)	2020	2019
Net sales of Adempas recorded by Merck	$56	$48
Alliance revenue	53	42
Total sales	109	90

Cost of sales (1)	28	29
Selling, general and administrative	15	8
Research and development	25	30

($ in millions)	March 31, 2020	December 31, 2019
Receivables from Bayer included in Other current assets	$50	$49
Payables to Bayer included in Other Noncurrent Liabilities (2)	375	375
(1) Includes amortization of intangible assets.
(2) Represents accrued milestone payment.

4.	Restructuring
In early 2019, Merck approved a new global restructuring program (Restructuring Program) as part of a worldwide initiative focused on further optimizing the Company’s manufacturing and supply network, as well as reducing its global real estate footprint. This program is a continuation of the Company’s plant rationalization, builds on prior restructuring programs and does not include any actions associated with the planned spin-off of Organon. As the Company continues to evaluate its global footprint and overall operating model, it subsequently identified additional actions under the Restructuring Program, and could identify further actions over time. The actions currently contemplated under the Restructuring Program are expected to be substantially completed by the end of 2023, with the cumulative pretax costs to be incurred by the Company to implement the program estimated to be approximately $2.5 billion. The Company estimates that approximately 60% of the cumulative pretax costs will result in cash outlays, primarily related to employee separation expense and facility shut-down costs. Approximately 40% of the cumulative pretax costs will be non-cash, relating primarily to the accelerated depreciation of facilities to be closed or divested. The Company expects to record charges of approximately $800 million in 2020 related to the Restructuring Program. Actions under previous global restructuring programs have been substantially completed.
The Company recorded total pretax costs of $168 million and $187 million in the first quarter of 2020 and 2019, respectively, related to restructuring program activities. Since inception of the Restructuring Program through March 31, 2020, Merck has recorded total pretax accumulated costs of approximately $1.1 billion. For segment reporting, restructuring charges are unallocated expenses.
The following tables summarize the charges related to restructuring program activities by type of cost:

	Three Months Ended March 31, 2020
($ in millions)	Separation Costs	Accelerated Depreciation	Other	Total
Cost of sales	$—	$25	$43	$68
Selling, general and administrative	—	11	—	11
Research and development	—	17	—	17
Restructuring costs	47	—	25	72
	$47	$53	$68	$168

	Three Months Ended March 31, 2019
($ in millions)	Separation Costs	Accelerated Depreciation	Other	Total
Cost of sales	$—	$34	$—	$34
Restructuring costs	128	—	25	153
	$128	$34	$25	$187

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
Other activity in 2020 and 2019 includes asset abandonment, facility shut-down and other related costs, as well as pretax gains and losses resulting from the sales of facilities and related assets. Additionally, other activity includes certain employee-related costs associated with pension and other postretirement benefit plans (see Note 10) and share-based compensation.
The following table summarizes the charges and spending relating to restructuring program activities for the three months ended March 31, 2020:

($ in millions)	Separation Costs	Accelerated Depreciation	Other	Total
Restructuring reserves January 1, 2020	$690	$—	$69	$759
Expense	47	53	68	168
(Payments) receipts, net	(168)	—	(122)	(290)
Non-cash activity	—	(53)	42	(11)
Restructuring reserves March 31, 2020 (1)	$569	$—	$57	$626

(1)	The remaining cash outlays are expected to be substantially completed by the end of 2023.

5.	Financial Instruments
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
The fair values of these derivative contracts are recorded as either assets (gain positions) or liabilities (loss positions) in the Condensed Consolidated Balance Sheet. Changes in the fair value of derivative contracts are recorded each period in either current earnings or Other comprehensive income (OCI), depending on whether the derivative is designated as part of a hedge transaction and, if so, the type of hedge transaction. For derivatives that are designated as cash flow hedges, the unrealized gains or losses on these contracts are recorded in Accumulated other comprehensive income (AOCI) and reclassified into Sales when the hedged anticipated revenue is recognized. For those derivatives which are not designated as cash flow hedges, but serve as economic hedges of forecasted sales, unrealized gains or losses are recorded in Sales each period. The cash flows from both designated and non-designated contracts are reported as operating activities in the Condensed Consolidated Statement of Cash Flows. The Company does not enter into derivatives for trading or speculative purposes.

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
The effects of the Company’s net investment hedges on OCI and the Consolidated Statement of Income are shown below:

	Amount of Pretax (Gain) Loss Recognized in Other Comprehensive Income (1)		Amount of Pretax (Gain) Loss Recognized in Other (income) expense, net for Amounts Excluded from Effectiveness Testing
	Three Months Ended March 31,		Three Months Ended March 31,
($ in millions)	2020	2019	2020	2019
Net Investment Hedging Relationships
Foreign exchange contracts	$(3)	$(11)	$(8)	$(8)
Euro-denominated notes	(51)	(30)	—	—
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
In February 2020, five interest rate swaps with notional amounts of $250 million each matured. These swaps effectively converted the Company’s $1.25 billion, 1.85% fixed-rate notes due 2020 to variable rate debt. At March 31, 2020, the Company was a party to 14 pay-floating, receive-fixed interest rate swap contracts designated as fair value hedges of fixed-rate notes in which the notional amounts match the amount of the hedged fixed-rate notes as detailed in the table below.

	March 31, 2020
($ in millions)	Par Value of Debt	Number of Interest Rate Swaps Held	Total Swap Notional Amount
3.875% notes due 2021	$1,150	5	$1,150
2.40% notes due 2022	1,000	4	1,000
2.35% notes due 2022	1,250	5	1,250

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
The table below presents the location of amounts recorded on the Consolidated Balance Sheet related to cumulative basis adjustments for fair value hedges:

	Carrying Amount of Hedged Liabilities		Cumulative Amount of Fair Value Hedging Adjustment Increase (Decrease) Included in the Carrying Amount
($ in millions)	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
Balance Sheet Line Item in which Hedged Item is Included
Loans payable and current portion of long-term debt	$1,160	$1,249	$11	$(1)
Long-Term Debt	2,315	3,409	69	14
Presented in the table below is the fair value of derivatives on a gross basis segregated between those derivatives that are designated as hedging instruments and those that are not designated as hedging instruments:

		March 31, 2020			December 31, 2019
		Fair Value of Derivative		U.S. Dollar Notional	Fair Value of Derivative		U.S. Dollar Notional
($ in millions)	Balance Sheet Caption	Asset	Liability		Asset	Liability
Derivatives Designated as Hedging Instruments
Interest rate swap contracts	Other current assets	$11	$—	$1,150	$—	$—	$—
Interest rate swap contracts	Other Assets	70	—	2,250	15	—	3,400
Interest rate swap contracts	Accrued and other current liabilities	—	—	—	—	1	1,250
Foreign exchange contracts	Other current assets	194	—	6,546	152	—	6,117
Foreign exchange contracts	Other Assets	88	—	2,064	55	—	2,160
Foreign exchange contracts	Accrued and other current liabilities	—	7	734	—	22	1,748
Foreign exchange contracts	Other Noncurrent Liabilities	—	1	5	—	1	53
		$363	$8	$12,749	$222	$24	$14,728
Derivatives Not Designated as Hedging Instruments
Foreign exchange contracts	Other current assets	$347	$—	$10,039	$66	$—	$7,245
Foreign exchange contracts	Accrued and other current liabilities	—	85	4,665	—	73	8,693
		$347	$85	$14,704	$66	$73	$15,938
		$710	$93	$27,453	$288	$97	$30,666

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

	March 31, 2020		December 31, 2019
($ in millions)	Asset	Liability	Asset	Liability
Gross amounts recognized in the condensed consolidated balance sheet	$710	$93	$288	$97
Gross amounts subject to offset in master netting arrangements not offset in the condensed consolidated balance sheet	(89)	(89)	(84)	(84)
Cash collateral received	(216)	—	(34)	—
Net amounts	$405	$4	$170	$13

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

The table below provides information regarding the location and amount of pretax (gains) losses of derivatives designated in fair value or cash flow hedging relationships:

	Sales		Other (income) expense, net (1)		Other comprehensive income (loss)
	Three Months Ended March 31,		Three Months Ended March 31,		Three Months Ended March 31,
($ in millions)	2020	2019	2020	2019	2020	2019
Financial Statement Line Items in which Effects of Fair Value or Cash Flow Hedges are Recorded	$12,057	$10,816	$71	$188	$(198)	$199
(Gain) loss on fair value hedging relationships
Interest rate swap contracts
Hedged items	—	—	67	33	—	—
Derivatives designated as hedging instruments	—	—	(67)	(23)	—	—
Impact of cash flow hedging relationships
Foreign exchange contracts
Amount of gain (loss) recognized in OCI on derivatives	—	—	—	—	178	(13)
Increase (decrease) in Sales as a result of AOCI reclassifications	46	44	—	—	(46)	(44)
Interest rate contracts
Amount of gain recognized in Other (income) expense, net on derivatives	—	—	(1)	(1)	—	—
Amount of loss recognized in OCI on derivatives	—	—	—	—	(1)	(4)
(1) Interest expense is a component of Other (income) expense, net.
The table below provides information regarding the income statement effects of derivatives not designated as hedging instruments:

		Amount of Derivative Pretax (Gain) Loss Recognized in Income
		Three Months Ended March 31,
($ in millions)	Income Statement Caption	2020	2019
Derivatives Not Designated as Hedging Instruments
Foreign exchange contracts (1)	Other (income) expense, net	$(180)	$118
Foreign exchange contracts (2)	Sales	(7)	10
(1) These derivative contracts mitigate changes in the value of remeasured foreign currency denominated monetary assets and liabilities attributable to changes in foreign currency exchange rates.
(2) These derivative contracts serve as economic hedges of forecasted transactions.
At March 31, 2020, the Company estimates $136 million of pretax net unrealized gains on derivatives maturing within the next 12 months that hedge foreign currency denominated sales over that same period will be reclassified from AOCI to Sales. The amount ultimately reclassified to Sales may differ as foreign exchange rates change. Realized gains and losses are ultimately determined by actual exchange rates at maturity.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Investments in Debt and Equity Securities
Information on investments in debt and equity securities is as follows:

	March 31, 2020				December 31, 2019
	Amortized Cost	Gross Unrealized		Fair Value	Amortized Cost	Gross Unrealized		Fair Value
($ in millions)		Gains	Losses			Gains	Losses
U.S. government and agency securities	$62	$—	$—	$62	$266	$3	$—	$269
Foreign government bonds	2	—	—	2	—	—	—	—
Commercial paper	—	—	—	—	668	—	—	668
Corporate notes and bonds	—	—	—	—	608	13	—	621
Asset-backed securities	—	—	—	—	226	1	—	227
Total debt securities	$64	$—	$—	$64	$1,768	$17	$—	$1,785
Publicly traded equity securities (1)				779				838
Total debt and publicly traded equity securities				$843				$2,623

(1) Unrealized net losses recognized in Other (income) expense, net on equity securities still held at March 31, 2020 were $4 million in the first quarter of 2020. Unrealized net gains recognized in Other (income) expense, net on equity securities still held at March 31, 2019 were $114 million in the first quarter of 2019.
At March 31, 2020 and March 31, 2019, the Company also had $450 million and $542 million, respectively, of equity investments without readily determinable fair values included in Other Assets. During the first three months of 2019, the Company recognized unrealized losses of $9 million in Other (income) expense, net related to certain of these investments held at March 31, 2019 based on unfavorable observable price changes. Cumulative unrealized gains and cumulative unrealized losses based on observable prices changes for investments in equity investments without readily determinable fair values still held at March 31, 2020 were $109 million and $21 million, respectively.
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

	Fair Value Measurements Using				Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
($ in millions)	March 31, 2020				December 31, 2019
Assets
Investments
Foreign government bonds	$—	$2	$—	$2	$—	$—	$—	$—
Commercial paper	—	—	—	—	—	668	—	668
Corporate notes and bonds	—	—	—	—	—	621	—	621
Asset-backed securities (1)	—	—	—	—	—	227	—	227
U.S. government and agency securities	—	—	—	—	—	209	—	209
Publicly traded equity securities	560	—	—	560	518	—	—	518
	560	2	—	562	518	1,725	—	2,243
Other assets (2)
U.S. government and agency securities	62	—	—	62	60	—	—	60
Publicly traded equity securities	219	—	—	219	320	—	—	320
	281	—	—	281	380	—	—	380
Derivative assets (3)
Forward exchange contracts	—	455	—	455	—	169	—	169
Purchased currency options	—	174	—	174	—	104	—	104
Interest rate swaps	—	81	—	81	—	15	—	15
	—	710	—	710	—	288	—	288
Total assets	$841	$712	$—	$1,553	$898	$2,013	$—	$2,911
Liabilities
Other liabilities
Contingent consideration	$—	$—	$694	$694	$—	$—	$767	$767
Derivative liabilities (3)
Forward exchange contracts	—	90	—	90	—	95	—	95
Written currency options	—	3	—	3	—	1	—	1
Interest rate swaps	—	—	—	—	—	1	—	1
	—	93	—	93	—	97	—	97
Total liabilities	$—	$93	$694	$787	$—	$97	$767	$864

(1)
Primarily all of the asset-backed securities were highly-rated (Standard & Poor’s rating of AAA and Moody’s Investors Service rating of Aaa), secured primarily by auto loan, credit card and student loan receivables, with weighted-average lives of primarily 5 years or less.

(2)	Investments included in other assets are restricted as to use, including for the payment of benefits under employee benefit plans.

(3)	The fair value determination of derivatives includes the impact of the credit risk of counterparties to the derivatives and the Company’s own credit risk, the effects of which were not significant.
As of March 31, 2020 and December 31, 2019, Cash and cash equivalents included $6.8 billion and $8.9 billion of cash equivalents, respectively (which would be considered Level 2 in the fair value hierarchy).

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Contingent Consideration
Summarized information about the changes in liabilities for contingent consideration associated with business acquisitions is as follows:

	Three Months Ended March 31,
($ in millions)	2020	2019
Fair value January 1	$767	$788
Changes in estimated fair value (1)	33	(36)
Payments	(106)	(85)
Fair value March 31 (2)(3)	$694	$667
(1) Recorded in Cost of sales, Research and development expenses, and Other (income) expense, net. Includes cumulative translation adjustments.
(2) Balance at March 31, 2020 includes $119 million recorded as a current liability for amounts expected to be paid within the next 12 months.
(3) At March 31, 2020 and December 31, 2019, $520 million and $625 million, respectively, of the liabilities relate to the termination of the Sanofi-Pasteur MSD joint venture in 2016. As part of the termination, Merck recorded a liability for contingent future royalty payments of 11.5% on net sales of all Merck products that were previously sold by the joint venture through December 31, 2024. The fair value of this liability is determined utilizing the estimated amount and timing of projected cash flows using a risk-adjusted discount rate of 8% to present value the cash flows.
The increase in the estimated fair value of liabilities for contingent consideration in the first quarter of 2020 primarily relates to MK-7264 (gefapixant), a program obtained in connection with the acquisition of Afferent Pharmaceuticals, following the conclusion of Phase 3 studies evaluating gefapixant for the treatment of chronic cough. The decline in the estimated fair value of liabilities for contingent consideration in the first quarter of 2019 primarily relates to a decision not to pursue an acute cough indication for gefapixant. The payments of contingent consideration in both periods relate to liabilities recorded in connection with the termination of the Sanofi-Pasteur MSD joint venture in 2016.
Other Fair Value Measurements
Some of the Company’s financial instruments, such as cash and cash equivalents, receivables and payables, are reflected in the balance sheet at carrying value, which approximates fair value due to their short-term nature.
The estimated fair value of loans payable and long-term debt (including current portion) at March 31, 2020, was $30.6 billion compared with a carrying value of $28.0 billion and at December 31, 2019, was $28.8 billion compared with a carrying value of $26.3 billion. Fair value was estimated using recent observable market prices and would be considered Level 2 in the fair value hierarchy.
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
The Company has accounts receivable factoring agreements with financial institutions in certain countries to sell accounts receivable. The Company factored $1.9 billion and $2.7 billion of accounts receivable in the first quarter of 2020 and the fourth quarter of 2019, respectively, under these factoring arrangements, which reduced outstanding accounts receivable. The cash received from the financial institutions is reported within operating activities in the Consolidated Statement of Cash Flows. In certain of these factoring arrangements, for ease of administration, the Company will collect customer payments related to the factored receivables, which it then remits to the financial institutions. The net cash flows relating to these collections are reported as financing activities in the Consolidated Statement of Cash Flows. The cost of factoring such accounts receivable was de minimis.
Derivative financial instruments are executed under International Swaps and Derivatives Association master agreements. The master agreements with several of the Company’s financial institution counterparties also include credit support annexes. These annexes contain provisions that require collateral to be exchanged depending on the value of the derivative assets and liabilities, the Company’s credit rating, and the credit rating of the counterparty. Cash collateral received by the Company from various counterparties was $216 million and $34 million at March 31, 2020 and December 31, 2019, respectively. The

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

obligation to return such collateral is recorded in Accrued and other current liabilities. No cash collateral was advanced by the Company to counterparties as of March 31, 2020 or December 31, 2019.

6.	Inventories
Inventories consisted of:

($ in millions)	March 31, 2020	December 31, 2019
Finished goods	$1,753	$1,772
Raw materials and work in process	5,629	5,650
Supplies	232	207
Total (approximates current cost)	7,614	7,629
Decrease to LIFO cost	(138)	(171)
	$7,476	$7,458
Recognized as:
Inventories	$5,846	$5,978
Other assets	1,630	1,480

Amounts recognized as Other Assets are comprised almost entirely of raw materials and work in process inventories. At March 31, 2020 and December 31, 2019, these amounts included $1.4 billion and $1.3 billion, respectively, of inventories not expected to be sold within one year. In addition, these amounts included $258 million and $168 million at March 31, 2020 and December 31, 2019, respectively, of inventories produced in preparation for product launches.

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
Product Liability Litigation
Fosamax
As previously disclosed, Merck is a defendant in product liability lawsuits in the United States involving Fosamax (Fosamax Litigation). As of March 31, 2020, approximately 3,590 cases are pending against Merck in either federal or state court. Plaintiffs in the vast majority of these cases generally allege that they sustained femur fractures and/or other bone injuries (Femur Fractures) in association with the use of Fosamax.
All federal cases involving allegations of Femur Fractures have been or will be transferred to a multidistrict litigation in the District of New Jersey (Femur Fracture MDL). In the only bellwether case tried to date in the Femur Fracture MDL, Glynn v. Merck, the jury returned a verdict in Merck’s favor. In addition, in June 2013, the Femur Fracture MDL court granted Merck’s

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

motion for judgment as a matter of law in the Glynn case and held that the plaintiff’s failure to warn claim was preempted by federal law.
In August 2013, the Femur Fracture MDL court entered an order requiring plaintiffs in the Femur Fracture MDL to show cause why those cases asserting claims for a femur fracture injury that took place prior to September 14, 2010, should not be dismissed based on the court’s preemption decision in the Glynn case. Pursuant to the show cause order, in March 2014, the Femur Fracture MDL court dismissed with prejudice approximately 650 cases on preemption grounds. Plaintiffs in approximately 515 of those cases appealed that decision to the U.S. Court of Appeals for the Third Circuit (Third Circuit). In March 2017, the Third Circuit issued a decision reversing the Femur Fracture MDL court’s preemption ruling and remanding the appealed cases back to the Femur Fracture MDL court. In May 2019, the U.S. Supreme Court decided that the Third Circuit had incorrectly concluded that the issue of preemption should be resolved by a jury, and accordingly vacated the judgment of the Third Circuit and remanded the proceedings back to the Third Circuit to address the issue in a manner consistent with the Supreme Court’s opinion. In November 2019, the Third Circuit remanded the cases back to the District Court in order to allow that court to determine in the first instance whether the plaintiffs’ state law claims are preempted by federal law under the standards described by the Supreme Court in its opinion. Merck filed its initial brief on February 21, 2020, as required by the District Court.
Accordingly, as of March 31, 2020, approximately 970 cases were actively pending in the Femur Fracture MDL.
As of March 31, 2020, approximately 2,345 cases alleging Femur Fractures have been filed in New Jersey state court and are pending before Judge James Hyland in Middlesex County. The parties selected an initial group of cases to be reviewed through fact discovery, and Merck has continued to select additional cases to be reviewed.
As of March 31, 2020, approximately 275 cases alleging Femur Fractures have been filed and are pending in California state court. All of the Femur Fracture cases filed in California state court have been coordinated before a single judge in Orange County, California.
Additionally, there are four Femur Fracture cases pending in other state courts.
Discovery is presently stayed in the Femur Fracture MDL and in the state court in California. Merck intends to defend against these lawsuits.
Januvia/Janumet
As previously disclosed, Merck is a defendant in product liability lawsuits in the United States involving Januvia and/or Janumet. As of March 31, 2020, Merck is aware of approximately 1,410 product users alleging that Januvia and/or Janumet caused the development of pancreatic cancer and other injuries.
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
Plaintiffs appealed in both forums. In November 2017, the U.S. Court of Appeals for the Ninth Circuit vacated the judgment and remanded for further discovery. In November 2018, the California state appellate court reversed and remanded on similar grounds. In March 2019, the parties in the MDL and the California coordinated proceeding agreed to coordinate and adopt a schedule for completing discovery on general causation and preemption issues and for renewing summary judgment and Daubert motions. Under the stipulated case management schedule, the hearings for Daubert and summary judgment motions are expected to take place in the second half of 2020.
As of March 31, 2020, six product users have claims pending against Merck in state courts other than California, including Illinois. In June 2017, the Illinois trial court denied Merck’s motion for summary judgment based on federal preemption. Merck appealed, and the Illinois appellate court affirmed in December 2018. Merck filed a petition for leave to appeal to the Illinois Supreme Court in February 2019. In April 2019, the Illinois Supreme Court stayed consideration of the pending petition to appeal until the U.S. Supreme Court issued its opinion in Merck Sharp & Dohme Corp. v. Albrecht (relating to the Fosamax matter discussed above). Merck filed the opinion in Albrecht with the Illinois Supreme Court in June 2019. The petition for leave to appeal was decided in September 2019, in which the Illinois Supreme Court directed the intermediate appellate court to reconsider its earlier ruling. The Illinois Appellate Court issued a favorable decision concluding, consistent with Albrecht, that preemption presents a legal question to be resolved by the court.
In addition to the claims noted above, the Company has agreed to toll the statute of limitations for approximately 50 additional claims. The Company intends to continue defending against these lawsuits.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Vioxx
As previously disclosed, Merck is a defendant in a lawsuit brought by the Attorney General of Utah alleging that Merck misrepresented the safety of Vioxx. The lawsuit is pending in Utah state court. Utah seeks damages and penalties under the Utah False Claims Act. A bench trial in this matter has been rescheduled for April 6, 2021.
Governmental Proceedings
As previously disclosed, in April 2019, Merck received a set of investigative interrogatories from the California Attorney General’s Office pursuant to its investigation of conduct and agreements that allegedly affected or delayed competition to Lantus in the insulin market. The interrogatories seek information concerning Merck’s development of an insulin glargine product, and its subsequent termination, as well as Merck’s patent litigation against Sanofi S.A. concerning Lantus and the resolution of that litigation. In February 2020, Merck received a subpoena for documents. Merck is cooperating with the California Attorney General’s investigation.
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
Commercial and Other Litigation
Zetia Antitrust Litigation
As previously disclosed, Merck, MSD, Schering Corporation and MSP Singapore Company LLC (collectively, the Merck Defendants) are defendants in putative class action and opt-out lawsuits filed in 2018 on behalf of direct and indirect purchasers of Zetia alleging violations of federal and state antitrust laws, as well as other state statutory and common law causes of action. The cases have been consolidated for pretrial purposes in a federal multidistrict litigation before Judge Rebecca Beach Smith in the Eastern District of Virginia. In December 2018, the court denied the Merck Defendants’ motions to dismiss or stay the direct purchaser putative class actions pending bilateral arbitration. In August 2019, the district court adopted in full the report and recommendation of the magistrate judge with respect to the Merck Defendants’ motions to dismiss on non-arbitration issues, thereby granting in part and denying in part Merck Defendants’ motions to dismiss. In addition, in June 2019, the representatives of the putative direct purchaser class filed an amended complaint, and in August 2019, retailer opt-out plaintiffs filed an amended complaint. The Merck Defendants moved to dismiss the new allegations in both complaints. In October 2019, the magistrate judge issued a report and recommendation recommending that the district judge grant the motions in their entirety. In December 2019, the district court adopted this report and recommendation in part. The district court granted the Merck Defendants’ motion to dismiss to the extent the motion sought dismissal of claims for overcharges paid by entities that purchased generic ezetimibe from Par Pharmaceutical, Inc. (Par Pharmaceutical) and dismissed any claims for such overcharges. Trial in this matter has been rescheduled to begin on February 23, 2021.
Bravecto Litigation
In January 2020, the Company was served with a complaint in the United States District Court for the District of New Jersey, seeking to certify a nationwide class action of purchasers or users of Bravecto (fluralaner) products in the United States or its territories between May 1, 2014 and December 27, 2019. The complaint contends Bravecto causes neurological events and alleges violations of the New Jersey Consumer Fraud Act, Breach of Warranty, Product Liability, and related theories. A similar case was filed in Quebec, Canada in May 2019.
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

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

if adverse, could result in significantly shortened periods of exclusivity for these products and, with respect to products acquired through acquisitions, potentially significant intangible asset impairment charges.
Bridion — Between January and March 2020, the Company received multiple Paragraph IV Certification Letters under the Hatch-Waxman Act notifying the Company that generic drug companies have filed applications to the FDA seeking pre-patent expiry approval to sell generic versions of Bridion (sugammadex) Injection. In March and April 2020, the Company filed patent infringement lawsuits in the U.S. District Courts for the District of New Jersey and the Northern District of West Virginia against those generic companies. These lawsuits, which assert one or more patents covering sugammadex and methods of using sugammadex, automatically stay FDA approval of the generic applications until June 2023 or until adverse court decisions, if any, whichever may occur earlier. No schedule for the cases has been set by the courts.
Januvia, Janumet, Janumet XR — In February 2019, Par Pharmaceutical filed suit against the Company in the U.S. District Court for the District of New Jersey, seeking a declaratory judgment of invalidity of a patent owned by the Company covering certain salt and polymorphic forms of sitagliptin that expires in 2026. In response, the Company filed a patent infringement lawsuit in the U.S. District Court for the District of Delaware against Par Pharmaceutical and additional companies that also indicated an intent to market generic versions of Januvia, Janumet, and Janumet XR following expiration of key patent protection in 2022, but prior to the expiration of the later-granted patent owned by the Company covering certain salt and polymorphic forms of sitagliptin that expires in 2026, and a later granted patent owned by the Company covering the Janumet formulation which expires in 2028. Par Pharmaceutical dismissed its case in the U.S. District Court for the District of New Jersey against the Company and will litigate the action in the U.S. District Court for the District of Delaware. The Company filed a patent infringement lawsuit against Mylan Pharmaceuticals Inc. and Mylan Inc. (Mylan) in the Northern District of West Virginia. The Judicial Panel of Multidistrict Litigation entered an order transferring the Company’s lawsuit against Mylan to the U.S. District Court for the District of Delaware for coordinated and consolidated pretrial proceedings with the other cases pending in that district. In February 2020, the Company amended its complaint against one defendant, Teva Pharmaceuticals USA, Inc., to add patent infringement claims related to a patent that expires in 2025 and covers certain processes for manufacturing sitagliptin. The U.S. District Court for the District of Delaware has scheduled the lawsuits for a single 3-day trial on invalidity issues in October 2021. The Court will schedule separate 1-day trials on infringement issues if necessary. In the Company’s case against Mylan, the U.S. District Court for the Northern District of West Virginia has conditionally scheduled a three-day trial in December 2021 on all issues.
The Company has settled with three generic companies such that these generic companies can bring their products to the market in November 2026 or earlier under certain circumstances.
In October 2019, Mylan filed a petition for Inter Partes Review (IPR) at the United States Patent and Trademark Office (USPTO) seeking invalidity of the 2026 patent. The Company filed a Patent Owner Preliminary Response in the IPR proceeding in February 2020. The Company expects the USPTO to determine whether it will institute the IPR proceeding in May 2020.
In Germany, a generic company has sought the revocation of the Supplementary Protection Certificate (SPC) for Janumet. If the generic company is successful, Janumet could lose market exclusivity in Germany as early as July 2022. It is possible that challenges to the Janumet SPC could occur in other European countries.
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
Legal Defense Reserves
Legal defense costs expected to be incurred in connection with a loss contingency are accrued when probable and reasonably estimable. Some of the significant factors considered in the review of these legal defense reserves are as follows: the actual costs incurred by the Company; the development of the Company’s legal defense strategy and structure in light of the scope of its litigation; the number of cases being brought against the Company; the costs and outcomes of completed trials and the most current information regarding anticipated timing, progression, and related costs of pre-trial activities and trials in the associated litigation. The amount of legal defense reserves as of March 31, 2020 and December 31, 2019 of approximately $255 million and $240 million, respectively, represents the Company’s best estimate of the minimum amount of defense costs to be incurred in connection with its outstanding litigation; however, events such as additional trials and other events that could arise in the course of its litigation could affect the ultimate amount of legal defense costs to be incurred by the Company. The Company will continue to monitor its legal defense costs and review the adequacy of the associated reserves and may determine to increase the reserves at any time in the future if, based upon the factors set forth, it believes it would be appropriate to do so.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

8.	Equity

	Three Months Ended March 31,
	Common Stock		Other Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Non- controlling Interests	Total
($ and shares in millions except per share amounts)	Shares	Par Value				Shares	Cost
Balance at January 1, 2019	3,577	$1,788	$38,808	$42,579	$(5,545)	985	$(50,929)	$181	$26,882
Net income attributable to Merck & Co., Inc.	—	—	—	2,915	—	—	—	—	2,915
Other comprehensive income, net of taxes	—	—	—	—	199	—	—	—	199
Cash dividends declared on common stock ($0.55 per share)	—	—	—	(1,429)	—	—	—	—	(1,429)
Treasury stock shares purchased	—	—	—	—	—	14	(1,090)	—	(1,090)
Share-based compensation plans and other	—	—	(40)	—	—	(5)	283	—	243
Net loss attributable to noncontrolling interests	—	—	—	—	—	—	—	(53)	(53)
Other changes in noncontrolling ownership interests	—	—	—	—	—	—	—	3	3
Balance at March 31, 2019	3,577	$1,788	$38,768	$44,065	$(5,346)	994	$(51,736)	$131	$27,670
Balance at January 1, 2020	3,577	$1,788	$39,660	$46,602	$(6,193)	1,038	$(55,950)	$94	$26,001
Net income attributable to Merck & Co., Inc.	—	—	—	3,219	—	—	—	—	3,219
Other comprehensive loss, net of taxes	—	—	—	—	(198)	—	—	—	(198)
Cash dividends declared on common stock ($0.61 per share)	—	—	—	(1,549)	—	—	—	—	(1,549)
Treasury stock shares purchased	—	—	—	—	—	16	(1,281)	—	(1,281)
Share-based compensation plans and other	—	—	37	—	—	(1)	70	—	107
Other changes in noncontrolling ownership interests	—	—	—	—	—	—	—	1	1
Balance at March 31, 2020	3,577	$1,788	$39,697	$48,272	$(6,391)	1,053	$(57,161)	$95	$26,300

9.	Share-Based Compensation Plans
The Company has share-based compensation plans under which the Company grants restricted stock units (RSUs) and performance share units (PSUs) to certain management level employees. In addition, employees and non-employee directors may be granted options to purchase shares of Company common stock at the fair market value at the time of grant.
The following table provides the amounts of share-based compensation cost recorded in the Condensed Consolidated Statement of Income:

	Three Months Ended March 31,
($ in millions)	2020	2019
Pretax share-based compensation expense	$108	$93
Income tax benefit	(15)	(14)
Total share-based compensation expense, net of taxes	$93	$79

During the first three months of 2020, the Company granted 58 thousand RSUs with a weighted-average grant date fair value of $85.66 per RSU and during the first three months of 2019 granted 70 thousand RSUs with a weighted-average grant date fair value of $77.39 per RSU. During the first three months of 2020, the Company granted 770 thousand PSUs with a weighted-average grant date fair value of $75.65 per PSU and during the first three months of 2019 granted 609 thousand PSUs with a weighted-average grant date fair value of $90.50 per PSU. The Company did not grant any stock options during the first three months of 2020 or 2019.
At March 31, 2020, there was $1.1 billion of total pretax unrecognized compensation expense related to nonvested stock options, RSU and PSU awards which will be recognized over a weighted-average period of 2.4 years. The Company typically communicates the value of annual share-based compensation awards to employees during the first quarter, but the related share amounts are not established and communicated until early May. Therefore, while the number of RSU, PSU and stock option grants disclosed above do not reflect any amounts relating to the annual grants, share-based compensation costs for the first quarter of 2020 and 2019 and unrecognized compensation expense at March 31, 2020 reflect an impact relating to the awards communicated to employees. For segment reporting, share-based compensation costs are unallocated expenses.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

10.	Pension and Other Postretirement Benefit Plans
The Company has defined benefit pension plans covering eligible employees in the United States and in certain of its international subsidiaries. The net periodic benefit cost of such plans consisted of the following components:

	Three Months Ended March 31,
	2020		2019
($ in millions)	U.S.	International	U.S.	International
Service cost	$86	$74	$71	$60
Interest cost	109	34	114	45
Expected return on plan assets	(194)	(103)	(206)	(108)
Amortization of unrecognized prior service credit	(12)	(3)	(12)	(3)
Net loss amortization	75	31	35	16
Termination benefits	3	1	2	—
Curtailments	2	(1)	—	—
	$69	$33	$4	$10
The Company provides medical benefits, principally to its eligible U.S. retirees and similar benefits to their dependents, through its other postretirement benefit plans. The net credit of such plans consisted of the following components:

	Three Months Ended March 31,
($ in millions)	2020	2019
Service cost	$13	$12
Interest cost	14	17
Expected return on plan assets	(19)	(18)
Amortization of unrecognized prior service credit	(22)	(21)
	$(14)	$(10)

In connection with restructuring actions (see Note 4), termination charges were recorded on pension plans related to expanded eligibility for certain employees exiting Merck. Also, in connection with these restructuring actions, curtailments were recorded on pension plans as reflected in the tables above.
The components of net periodic benefit cost (credit) other than the service cost component are included in Other (income) expense, net (see Note 11), with the exception of certain amounts for termination benefits and curtailments, which are recorded in Restructuring costs if the event giving rise to the termination benefits or curtailment is related to restructuring actions as noted above.

11.	Other (Income) Expense, Net
Other (income) expense, net, consisted of:

	Three Months Ended March 31,
($ in millions)	2020	2019
Interest income	$(25)	$(89)
Interest expense	212	209
Exchange losses	54	101
(Income) loss from investments in equity securities, net (1)	(52)	25
Net periodic defined benefit plan (credit) cost other than service cost	(90)	(141)
Other, net	(28)	83
	$71	$188

(1)	Includes net realized and unrealized gains and losses from investments in equity securities either owned directly or through ownership interests in investment funds.
The higher exchange losses in the first quarter of 2019 reflect losses on forward exchange contracts related to the acquisition of Antelliq Corporation.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Other, net (as reflected in the table above) in the first quarter of 2019 includes $84 million of goodwill impairment charges related to certain businesses in the Healthcare Services segment.
Interest paid for the three months ended March 31, 2020 and 2019 was $250 million and $195 million, respectively.

12.	Taxes on Income
The effective income tax rates of 16.1% and 6.7% for the first quarter of 2020 and 2019, respectively, reflect the impacts of acquisition and divestiture-related costs and restructuring costs, partially offset by the beneficial impact of foreign earnings. In addition, the effective income tax rate for the first quarter of 2019 reflects the favorable impact of a $360 million net tax benefit related to the settlement of certain federal income tax matters.
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

13.	Earnings Per Share
The calculations of earnings per share are as follows:

	Three Months Ended March 31,
($ and shares in millions except per share amounts)	2020	2019
Net income attributable to Merck & Co., Inc.	$3,219	$2,915
Average common shares outstanding	2,533	2,585
Common shares issuable (1)	14	18
Average common shares outstanding assuming dilution	2,547	2,603
Basic earnings per common share attributable to Merck & Co., Inc. common shareholders	$1.27	$1.13
Earnings per common share assuming dilution attributable to Merck & Co., Inc. common shareholders	$1.26	$1.12

(1)	Issuable primarily under share-based compensation plans.
For both the first quarter of 2020 and 2019, 2 million of common shares issuable under share-based compensation plans were excluded from the computation of earnings per common share assuming dilution because the effect would have been antidilutive.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

14.	Other Comprehensive Income (Loss)
Changes in AOCI by component are as follows:

	Three Months Ended March 31,
($ in millions)	Derivatives		Investments		Employee Benefit Plans		Cumulative Translation Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance January 1, 2019, net of taxes	$166		$(78)		$(3,556)		$(2,077)	$(5,545)
Other comprehensive income (loss) before reclassification adjustments, pretax	(13)		76		(1)		156	218
Tax	3		—		6		(6)	3
Other comprehensive income (loss) before reclassification adjustments, net of taxes	(10)		76		5		150	221
Reclassification adjustments, pretax	(48)	(1)	6	(2)	14	(3)	—	(28)
Tax	10		—		(4)		—	6
Reclassification adjustments, net of taxes	(38)		6		10		—	(22)
Other comprehensive income (loss), net of taxes	(48)		82		15		150	199
Balance March 31, 2019, net of taxes	$118		$4		$(3,541)		$(1,927)	$(5,346)
Balance January 1, 2020, net of taxes	$31		$18		$(4,261)		$(1,981)	$(6,193)
Other comprehensive income (loss) before reclassification adjustments, pretax	178		3		—		(333)	(152)
Tax	(37)		—		5		(11)	(43)
Other comprehensive income (loss) before reclassification adjustments, net of taxes	141		3		5		(344)	(195)
Reclassification adjustments, pretax	(47)	(1)	(21)	(2)	69	(3)	—	1
Tax	10		—		(14)		—	(4)
Reclassification adjustments, net of taxes	(37)		(21)		55		—	(3)
Other comprehensive income (loss), net of taxes	104		(18)		60		(344)	(198)
Balance March 31, 2020, net of taxes	$135		$—		$(4,201)		$(2,325)	$(6,391)

(1)	Relates to foreign currency cash flow hedges that were reclassified from AOCI to Sales.
(2) Represents net realized (gains) losses on the sales of available-for-sale debt securities that were reclassified from AOCI to Other (income) expense, net.
(3) Includes net amortization of prior service cost and actuarial gains and losses included in net periodic benefit cost (see Note 10).

15.	Segment Reporting
The Company’s operations are principally managed on a products basis and include three operating segments, which are the Pharmaceutical, Animal Health and Healthcare Services segments. The Pharmaceutical and Animal Health segments are the only reportable segments.
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
The Healthcare Services segment provided services and solutions that focus on engagement, health analytics and clinical services to improve the value of care delivered to patients. The Company has been in the process of divesting the businesses in the Healthcare Services segment. The remaining businesses were divested during the first quarter of 2020.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Sales of the Company’s products were as follows:

	Three Months Ended March 31,
	2020			2019
($ in millions)	U.S.	Int’l	Total	U.S.	Int’l	Total
Pharmaceutical:
Oncology
Keytruda	$1,906	$1,378	$3,284	$1,284	$985	$2,269
Alliance revenue - Lynparza (1)	85	60	145	50	29	79
Alliance revenue - Lenvima (1)	90	38	128	50	24	74
Emend	5	38	43	63	53	117
Vaccines
Gardasil/Gardasil 9	461	636	1,097	362	476	838
ProQuad/M-M-R II/Varivax	333	102	435	343	153	496
Pneumovax 23	182	75	256	125	59	185
RotaTeq	140	82	222	154	57	211
Vaqta	30	30	60	29	18	47
Hospital Acute Care
Bridion	143	157	299	119	136	255
Noxafil	8	87	94	91	99	190
Invanz	6	59	64	14	58	72
Prevymis	26	33	60	18	14	32
Cancidas	3	52	55	1	60	61
Primaxin	—	51	51	—	59	59
Cubicin	15	31	46	42	46	88
Zerbaxa	20	16	37	12	14	26
Immunology
Simponi	—	215	215	—	208	208
Remicade	—	88	88	—	123	123
Neuroscience
Belsomra	27	53	79	24	44	67
Virology
Isentress/Isentress HD	75	170	245	108	147	255
Zepatier	18	37	55	33	81	114
Cardiovascular
Zetia	(2)	147	145	—	140	140
Vytorin	3	50	53	3	94	97
Atozet	—	122	122	—	94	94
Adempas	—	56	56	—	48	48
Alliance revenue - Adempas (2)	49	5	53	40	2	42
Diabetes
Januvia	355	419	774	384	440	824
Janumet	113	390	503	167	364	530
Women’s Health
Implanon/Nexplanon	149	45	195	149	50	199
NuvaRing	26	37	63	185	34	219
Diversified Brands
Singulair	5	151	155	5	186	191
Cozaar/Hyzaar	7	95	102	4	99	103
Nasonex	6	65	71	(1)	97	96
Arcoxia	—	70	70	—	75	75
Follistim AQ	21	21	41	29	28	57
Other pharmaceutical (3)	409	780	1,194	328	754	1,082
Total Pharmaceutical segment sales	4,714	5,941	10,655	4,215	5,448	9,663
Animal Health:
Livestock	162	577	739	117	494	611
Companion Animals	222	253	475	177	237	414
Total Animal Health segment sales	384	830	1,214	294	731	1,025
Other segment sales (4)	23	—	23	39	—	39
Total segment sales	5,121	6,771	11,892	4,548	6,179	10,727
Other (5)	16	149	165	7	82	89
	$5,137	$6,920	$12,057	$4,555	$6,261	$10,816
U.S. plus international may not equal total due to rounding.

(1)	Alliance revenue represents Merck’s share of profits, which are product sales net of cost of sales and commercialization costs (see Note 3).

(2)	Alliance revenue represents Merck’s share of profits from sales in Bayer’s marketing territories, which are product sales net of cost of sales and commercialization costs (see Note 3).

(3)	Other pharmaceutical primarily reflects sales of other human health pharmaceutical products, including products within the franchises not listed separately.

(4)	Represents sales for the Healthcare Services segment. All the businesses in the Healthcare Services segment were divested as of March 31, 2020.

(5)
Other is primarily comprised of miscellaneous corporate revenues, including revenue hedging activities, as well as third-party manufacturing sales. Other in the first quarter of 2020 and 2019 also includes approximately $75 million and $15 million, respectively, related to the sale of the marketing rights for certain products.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Product sales are recorded net of the provision for discounts, including chargebacks, which are customer discounts that occur when a contracted customer purchases through an intermediary wholesale purchaser, and rebates that are owed based upon definitive contractual agreements or legal requirements with private sector and public sector (Medicaid and Medicare Part D) benefit providers, after the final dispensing of the product by a pharmacy to a benefit plan participant. These discounts, in the aggregate, reduced U.S. sales by $3.2 billion and $2.6 billion for the three months ended March 31, 2020 and 2019, respectively.
Consolidated sales by geographic area where derived are as follows:

	Three Months Ended March 31,
($ in millions)	2020	2019
United States	$5,137	$4,555
Europe, Middle East and Africa	3,534	3,103
China	864	746
Japan	811	799
Asia Pacific (other than China and Japan)	728	745
Latin America	556	561
Other	427	307
	$12,057	$10,816

A reconciliation of segment profits to Income before taxes is as follows:

	Three Months Ended March 31,
($ in millions)	2020	2019
Segment profits:
Pharmaceutical segment	$7,477	$6,574
Animal Health segment	478	415
Other segment	1	2
Total segment profits	7,956	6,991
Other profits	139	30
Unallocated:
Interest income	25	89
Interest expense	(212)	(209)
Depreciation and amortization	(381)	(359)
Research and development	(2,097)	(1,843)
Amortization of purchase accounting adjustments	(295)	(397)
Restructuring costs	(72)	(153)
Other unallocated, net	(1,225)	(1,082)
	$3,838	$3,067

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

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Planned Spin-Off of Women’s Health, Legacy Brands and Biosimilars into New Company
In February 2020, Merck announced its intention to spin-off products from its women’s health, trusted legacy brands and biosimilars businesses into a new, independent, publicly traded company named Organon & Co. (Organon) through a distribution of Organon’s publicly traded stock to Company shareholders. The distribution is expected to qualify as tax-free to the Company and its shareholders for U.S. federal income tax purposes. The legacy brands included in the transaction consist of dermatology, non-opioid pain, respiratory, and select cardiovascular products including Zetia (ezetimibe) and Vytorin (ezetimibe and simvastatin), as well as the rest of Merck’s diversified brands franchise. Merck’s existing research pipeline programs will continue to be owned and developed within Merck as planned. Organon will have development capabilities initially focused on late-stage development and life-cycle management and is expected over time to develop research capabilities in selected therapeutic areas. The spin-off is expected to be completed in the first half of 2021, subject to market and certain other conditions. Subsequent to the spin-off, the historical results of the women’s health, legacy brands and biosimilars businesses will be reflected as discontinued operations in the Company’s consolidated financial statements.
Recent Developments
Business Developments
In January 2020, Merck acquired ArQule, Inc. (ArQule), a publicly traded biopharmaceutical company focused on kinase inhibitor discovery and development for the treatment of patients with cancer and other diseases, for $2.7 billion. ArQule’s lead investigational candidate, MK-1026 (formerly ARQ 531), is a novel, oral Bruton’s tyrosine kinase (BTK) inhibitor currently being evaluated for the treatment of B-cell malignancies (see Note 2 to the condensed consolidated financial statements).
Coronavirus Disease 2019 (COVID-19) Update
Overall, in response to the COVID-19 pandemic, Merck is focused on protecting the safety of its employees, ensuring that its supply of medicines and vaccines reaches its patients, contributing its scientific expertise to the development of antiviral and vaccine approaches, and supporting health care providers and Merck’s communities. Merck remains confident in the fundamental underlying demand for its products and its prospects for long-term growth, though COVID-19-related disruptions to patients’ ability to access health care providers will cause near-term challenges.

Business and Financial
In the first quarter of 2020, the estimated overall impact of COVID-19 to Merck’s revenue was immaterial. For the full-year 2020, Merck expects an unfavorable impact to revenue of approximately $2.1 billion (excluding the impact of foreign exchange) due to the COVID-19 pandemic, comprised of approximately $1.7 billion for Pharmaceutical revenue and approximately $400 million for Animal Health revenue.
In the first quarter of 2020, within the Company’s human health business, markets in Asia Pacific, including China, saw a negative impact from social distancing measures and reduced access to health care providers given the earlier prevalence of the virus; whereas other markets, particularly in Europe, saw customers build inventory due to concerns about supply and ability to access health care providers given social distancing measures.
Roughly two-thirds of Merck’s Pharmaceutical revenue is comprised of physician-administered products, which, despite strong underlying demand, are being affected by social distancing measures, fewer well visits and delays in elective surgeries due to the COVID-19 pandemic. These impacts, as well as the prioritization of COVID-19 patients at health care providers, are resulting in reduced administration of many of the Company’s human health products, in particular for its vaccines as well as for Keytruda (pembrolizumab) and Implanon/Nexplanon (etonogestrel implant). The Company anticipates reduced demand for its physician-administered products while pandemic-related access measures remain in place. In addition, declines in medical visits and elective surgeries also will have a negative impact on the demand for certain products, including Bridion (sugammadex) Injection.
In Merck’s Animal Health business, revenue was positively impacted by approximately $60 million in the first quarter of 2020 as customers made advance purchases to secure supply for livestock products and Bravecto (fluralaner), given the uncertainty related to expanding social distancing measures. The Company expects that reduced veterinary visits and decreased protein and milk consumption due to restaurant and school closures will negatively impact the business going forward. Merck also expects that the negative impacts on the economy will have an additional unfavorable effect on its Animal Health business.
While the Company expects to rely on governmental authorities to determine when operations can return to normal, and is cognizant that the duration, spread and severity of the outbreak will be critical determinants for the purposes of the full-year estimates provided above, Merck has assumed the majority of the negative impact will be in the second quarter of 2020, with a gradual return to normal operations beginning late in the second quarter and extending through the third quarter, with a full return to normal operations in the fourth quarter of 2020.

Operating expenses were positively impacted in the first quarter of 2020 by approximately $100 million, primarily driven by lower promotional and selling costs and delayed clinical program spending due to the COVID-19 pandemic. For the full-year 2020, Merck expects a favorable impact to operating expenses of approximately $400 million.
Merck’s financial strength and strong balance sheet is allowing it to continue with its capital allocation priorities, including investing in research and development and in growth drivers, investing in manufacturing capacity expansion, paying its dividend and continuing the search for value-enhancing business development. However, given these priorities and the current operating environment, Merck has temporarily suspended its share repurchase program.
Research
Building on its experience with antivirals and vaccines, Merck has teams of scientists researching COVID-19 and assessing internally available antiviral candidates and vaccine assets for potential to impact COVID-19. The Company also is engaged with a range of research organizations on collaborative efforts to accelerate the development of medicines and vaccines for COVID-19, including participation in the NIH-led ACTIV (Accelerating COVID-19 Therapeutic Interventions and Vaccines), a partnership that aims to develop a collaborative framework for prioritizing vaccine and drug candidates, streamlining clinical trials and regulatory processes and/or leveraging assets among all partners to rapidly respond to COVID-19 and future pandemics.
Clinical Trials
The Company is making every effort to ensure that patients in affected areas who are enrolled in clinical trials are able to continue their treatment and receive appropriate care and monitoring. Conditions are fluid and evolving, but as local conditions allow, Merck is enrolling patients in ongoing studies and is starting new studies.
Manufacturing & Supply
Continuity of supply of the Company’s medicines and vaccines to its patients and customers is a critical priority for Merck. To date, the COVID-19 pandemic has not had a material impact on the production and supply of Merck’s medicines and vaccines. The Company continues to have normal supply levels for most of its products, including Keytruda and Gardasil [Human Papillomavirus Quadrivalent (Types 6, 11, 16 and 18) Vaccine, Recombinant] / Gardasil 9 (Human Papillomavirus 9-valent Vaccine, Recombinant), and doubled production capacity for Esmeron (rocuronium bromide), a muscle relaxant used for intubation in certain countries outside the United States, to address a surge in market demand due to the COVID-19 pandemic. In general, Merck’s total supply chains are 6 to 12 months in length. The Company currently believes supply of its medicines and vaccines will remain at normal levels through the pandemic.
Facilities and Employees
The majority of Merck’s manufacturing plants and clinical supply sites are fully operational and its laboratories are focused on essential operations. The Company is implementing steps to ensure business continuity. In many markets, including the United States, while the Company’s offices and laboratories remain open, Merck’s employees are primarily working from home. In China, most of the Company’s offices, laboratories and plants are now open, although some of Merck’s office- and laboratory-based employees continue to work from home. In many markets, the Company has paused in-person interactions with health care providers and its field-based employees are working from home, including in the United States.
Corporate Headquarters
In April 2020, Merck announced its intention to consolidate its New Jersey campuses into a single New Jersey headquarters location in Rahway by the end of 2023.
Pricing
Global efforts toward health care cost containment continue to exert pressure on product pricing and market access worldwide. In the United States, pricing pressure continues on many of the Company’s products. Changes to the U.S. health care system as part of health care reform, as well as increased purchasing power of entities that negotiate on behalf of Medicare, Medicaid, and private sector beneficiaries, have contributed to pricing pressure. In several international markets, government-mandated pricing actions have reduced prices of generic and patented drugs. In addition, the Company’s revenue performance in the first three months of 2020 was negatively affected by other cost-reduction measures taken by governments and other third-parties to lower health care costs. The Company anticipates all of these actions and additional actions in the future will continue to negatively affect revenue performance.

Operating Results
Sales

	Three Months Ended March 31,			% Change Excluding Foreign Exchange
($ in millions)	2020	2019	% Change
United States	$5,137	$4,555	13%	13%
International	6,920	6,261	11%	13%
Total	$12,057	$10,816	11%	13%
U.S. plus international may not equal total due to rounding.

Worldwide sales were $12.1 billion for the first quarter of 2020, an increase of 11% compared with the first quarter of 2019. Sales growth was driven primarily by higher sales in the oncology franchise reflecting strong growth of Keytruda, as well as increased alliance revenue from Lynparza (olaparib) and Lenvima (lenvatinib). Also contributing to revenue growth in the first quarter of 2020 were higher sales of vaccines, including human papillomavirus (HPV) vaccine Gardasil/Gardasil 9 and Pneumovax 23 (pneumococcal vaccine polyvalent). Higher sales of certain hospital acute care products, including Bridion and Prevymis (letermovir), as well as higher sales of animal health products also drove revenue growth in the first quarter of 2020.
Sales growth was partially offset by the ongoing effects of generic competition for women’s health product NuvaRing (etonogestrel/ethinyl estradiol vaginal ring), hospital acute care products Noxafil (posaconazole) and Cubicin (daptomycin for injection), oncology product Emend (aprepitant), virology product Zepatier (elbasvir and grazoprevir) and cardiovascular product Vytorin. Lower sales of diabetes products Januvia (sitagliptin) and Janumet (sitagliptin/metformin HCl) also partially offset revenue growth in the quarter.
See Note 15 to the condensed consolidated financial statements for details on sales of the Company’s products. A discussion of performance for select products in the franchises follows.
Pharmaceutical Segment
Oncology

	Three Months Ended March 31,			% Change Excluding Foreign Exchange
($ in millions)	2020	2019	% Change
Keytruda	$3,284	$2,269	45%	46%
Alliance Revenue - Lynparza (1)	145	79	84%	86%
Alliance Revenue - Lenvima (1)	128	74	72%	73%
Emend	43	117	(63)%	(63)%
(1) Alliance revenue represents Merck’s share of profits, which are product sales net of cost of sales and commercialization costs (see Note 3 to the condensed consolidated financial statements).
Keytruda is an anti-PD-1 (programmed death receptor-1) therapy that has been approved as monotherapy for the treatment of certain patients with cervical cancer, classical Hodgkin lymphoma (cHL), esophageal cancer, gastric or gastroesophageal junction adenocarcinoma, head and neck squamous cell carcinoma (HNSCC), hepatocellular carcinoma (HCC), non-small-cell lung cancer (NSCLC), small-cell lung cancer (SCLC), melanoma, Merkel cell carcinoma, microsatellite instability-high (MSI-H) or mismatch repair deficient cancer, primary mediastinal large B-cell lymphoma (PMBCL), and urothelial carcinoma. Keytruda is also approved for the treatment of certain patients in combination with chemotherapy for metastatic squamous and nonsquamous NSCLC, in combination with chemotherapy for HNSCC, in combination with axitinib for renal cell carcinoma (RCC), and in combination with lenvatinib for endometrial carcinoma. The Keytruda clinical development program includes studies across a broad range of cancer types (see “Research and Development” below).
In January 2020, the U.S. Food and Drug Administration (FDA) approved Keytruda as monotherapy for the treatment of certain patients with Bacillus Calmette-Guerin (BCG)-unresponsive, high-risk, non-muscle invasive bladder cancer (NMIBC) based on the results of the KEYNOTE-057 trial.
In April 2020, the FDA granted accelerated approval for an additional recommended dosage of 400 mg every six weeks (Q6W) for Keytruda across all adult indications, including monotherapy and combination therapy. This new dosage option will be available in addition to the current dose of 200 mg every three weeks (Q3W).
Global sales of Keytruda grew 45% in the first quarter of 2020 driven by higher demand as the Company continues to launch Keytruda with multiple new indications globally. Sales in the United States continue to build across the multiple approved indications, in particular for the treatment of NSCLC as monotherapy, and in combination with chemotherapy for both nonsquamous and squamous metastatic NSCLC, along with uptake in the RCC and adjuvant melanoma indications. Other indications contributing to U.S. sales growth include HNSCC, bladder cancer, melanoma, and MSI-H cancer. Keytruda sales growth in international markets was driven by continued uptake in approved indications, particularly in the European Union (EU).
Pursuant to a re-pricing rule, the Japanese government reduced the price of Keytruda by 17.5% effective February 2020. Additionally, Keytruda was subject to another price reduction of 20.9% in April 2020 under a provision of the Japanese pricing rules.
Lynparza, an oral poly (ADP-ribose) polymerase (PARP) inhibitor being developed as part of a collaboration with AstraZeneca PLC (AstraZeneca) (see Note 3 to the condensed consolidated financial statements), is approved for the treatment of certain types of advanced ovarian, breast and pancreatic cancers. Alliance revenue related to Lynparza increased 84% in the first quarter of 2020 largely driven by continued uptake across the multiple approved indications in the United States and in the EU.
Lenvima, an oral receptor tyrosine kinase inhibitor being developed as part of a collaboration with Eisai Co., Ltd. (Eisai) (see Note 3 to the condensed consolidated financial statements), is approved for the treatment of certain types of thyroid cancer, HCC, in combination with everolimus for certain patients with RCC, and in combination with Keytruda for the treatment of certain patients with endometrial carcinoma. Alliance revenue related to Lenvima grew 72% in the first quarter of 2020 primarily due to higher demand in the United States.
Global sales of Emend, for the prevention of chemotherapy-induced nausea and vomiting, declined 63% in the first quarter of 2020 primarily driven by lower demand and pricing in the United States due to generic competition, including recent generic competition for Emend for Injection following U.S. patent expiry in September 2019. The patent that provided U.S. market exclusivity for Emend expired in 2015 and the patent that provided market exclusivity in most major European markets expired in May 2019. Additionally, Emend for Injection will lose market exclusivity in major European markets in August 2020. The Company anticipates that sales of Emend for Injection in these markets will decline significantly thereafter.
In April 2020, the FDA approved Koselugo (selumetinib) for the treatment of pediatric patients two years of age and older with neurofibromatosis type 1 (NF1) who have symptomatic, inoperable plexiform neurofibromas (PN). The FDA approval is based on positive results from the National Cancer Institute (NCI) Cancer Therapy Evaluation Program (CTEP)-sponsored Phase 2 SPRINT Stratum 1 trial coordinated by the NCI’s Center for Cancer Research, Pediatric Oncology Branch. This is the first regulatory approval of a medicine for the treatment of NF1 PN, a rare and debilitating genetic condition. Koselugo is being jointly developed and commercialized with AstraZeneca globally (see Note 3 to the condensed consolidated financial statements).
Vaccines

	Three Months Ended March 31,			% Change Excluding Foreign Exchange
($ in millions)	2020	2019	% Change
Gardasil/Gardasil 9	$1,097	$838	31%	33%
ProQuad	157	152	3%	3%
M-M-R II	100	123	(18)%	(18)%
Varivax	179	221	(19)%	(19)%
Pneumovax 23	256	185	39%	40%
Worldwide sales of Gardasil/Gardasil 9, vaccines to help prevent certain cancers and other diseases caused by certain types of HPV, grew 31% in the first quarter of 2020. Sales growth was partially driven by the timing of shipments in China, which contributed approximately $120 million of sales in the quarter, and public sector buying patterns in the United States, which benefited sales by approximately $70 million in the quarter. Higher demand in China and in the EU, as well as pricing in the United States also contributed to sales growth in the quarter. Growth was partially offset by the unfavorable effects of the COVID-19 pandemic in certain markets, particularly in Hong Kong and the United States.
Worldwide sales of M‑M‑R II (Measles, Mumps and Rubella Virus Vaccine Live), a vaccine to help protect against measles, mumps and rubella, declined 18% in the first quarter of 2020 primarily driven by lower demand in Brazil and the United States. The Company anticipates that U.S. sales of M-M-R II will decline for the full year of 2020 compared with the full year of 2019 resulting from lower expected demand related to fewer measles outbreaks.
Global sales of Varivax (Varicella Virus Vaccine Live), a vaccine to help prevent chickenpox (varicella), declined 19% in the first quarter of 2020 reflecting lower demand and the timing of government tenders in Latin America. Varivax sales are expected to decline for the full year of 2020 compared with the full year of 2019 due in part to the timing of government tenders in select Latin American markets.

Worldwide sales of Pneumovax 23, a vaccine to help prevent pneumococcal disease, grew 39% in the first quarter of 2020 due to higher demand in the United States and in the EU, driven largely by the COVID-19 pandemic.
Hospital Acute Care

	Three Months Ended March 31,			% Change Excluding Foreign Exchange
($ in millions)	2020	2019	% Change
Bridion	$299	$255	17%	19%
Noxafil	94	190	(50)%	(49)%
Cubicin	46	88	(48)%	(46)%
Worldwide sales of Bridion, for the reversal of two types of neuromuscular blocking agents used during surgery, grew 17% in the first quarter of 2020 driven by higher demand globally, particularly in the United States.
Worldwide sales of Noxafil, for the prevention of invasive fungal infections, declined 50% in the first quarter of 2020 primarily due to generic competition in the United States and in the EU. The patents that provided U.S. market exclusivity for certain forms of Noxafil representing the majority of U.S. Noxafil sales expired in July 2019. Additionally, the patent for Noxafil expired in a number of major European markets in December 2019. Accordingly, the Company is experiencing significant declines in Noxafil sales in these markets as a result of generic competition and expects the declines to continue.
Global sales of Cubicin, an I.V. antibiotic for complicated skin and skin structure infections or bacteremia when caused by designated susceptible organisms, declined 48% in the first quarter of 2020 primarily due to ongoing generic competition in the United States following expiration of the U.S. composition patent for Cubicin in 2016.
Immunology

	Three Months Ended March 31,			% Change Excluding Foreign Exchange
($ in millions)	2020	2019	% Change
Simponi	$215	$208	3%	7%
Remicade	88	123	(28)%	(27)%
Sales of Simponi (golimumab), a once-monthly subcutaneous treatment for certain inflammatory diseases (marketed by the Company in Europe, Russia and Turkey), grew 3% in the first quarter of 2020 driven by higher volumes in Russia.
Sales of Remicade (infliximab), a treatment for inflammatory diseases (marketed by the Company in Europe, Russia and Turkey), declined 28% in the first quarter of 2020 driven by ongoing biosimilar competition in the Company’s marketing territories in Europe. The Company lost market exclusivity for Remicade in major European markets in 2015 and no longer has market exclusivity in any of its marketing territories. The Company is experiencing pricing and volume declines in these markets as a result of biosimilar competition and expects the declines to continue.
Virology

	Three Months Ended March 31,			% Change Excluding Foreign Exchange
($ in millions)	2020	2019	% Change
Isentress/Isentress HD	$245	$255	(4)%	(2)%
Zepatier	55	114	(52)%	(51)%
Global combined sales of Isentress/Isentress HD (raltegravir), an HIV integrase inhibitor for use in combination with other antiretroviral agents for the treatment of HIV-1 infection, declined 4% in the first quarter of 2020 primarily driven by lower demand and pricing in the United States due to competitive pressure, largely offset by higher volumes in Russia.
Global sales of Zepatier, a treatment for adult patients with chronic hepatitis C virus genotype (GT) 1 or GT4 infection, declined 52% in the first quarter of 2020 primarily driven by lower demand in the EU, the United States, and Taiwan due to competition and declining patient volumes.

Cardiovascular

	Three Months Ended March 31,			% Change Excluding Foreign Exchange
($ in millions)	2020	2019	% Change
Zetia/Vytorin	$198	$238	(17)%	(15)%
Atozet	122	94	30%	34%
Rosuzet	32	14	126%	133%
Adempas	56	48	18%	20%
Alliance Revenue - Adempas (1)	53	42	26%	26%
(1) Alliance revenue represents Merck’s share of profits from sales in Bayer’s marketing territories, which are product sales net of cost of sales and commercialization costs (see Note 3 to the condensed consolidated financial statements).
Combined global sales of Zetia (marketed in most countries outside the United States as Ezetrol) and Vytorin (marketed outside the United States as Inegy), medicines for lowering LDL cholesterol, declined 17% in the first quarter of 2020 primarily driven by generic competition for Inegy in the EU. The EU patents for Ezetrol and Inegy expired in April 2018 and April 2019, respectively. The Company expects the sales decline to continue. The sales decline was partially offset by higher demand for Ezetrol in China.
Sales of Atozet (ezetimibe and atorvastatin) (marketed outside of the United States), a medicine for lowering LDL cholesterol, grew 30% in the first quarter of 2020 primarily due to higher demand in the EU and in Japan.
Sales of Rosuzet (ezetimibe and rosuvastatin) (marketed outside of the United States), a medicine for lowering LDL cholesterol, more than doubled in the first quarter of 2020 primarily due to higher demand in Japan and Korea.
Adempas (riociguat), a cardiovascular drug for the treatment of pulmonary arterial hypertension, is part of a worldwide clinical development collaboration with Bayer AG (Bayer) to market and develop soluble guanylate cyclase (sGC) modulators including Adempas (see Note 3 to the condensed consolidated financial statements). Revenue from Adempas includes sales in Merck’s marketing territories, which grew 18% in the first quarter of 2020, as well as Merck’s share of profits from the sale of Adempas in Bayer’s marketing territories, which grew 26% in the first quarter of 2020.
Diabetes

	Three Months Ended March 31,			% Change Excluding Foreign Exchange
($ in millions)	2020	2019	% Change
Januvia/Janumet	$1,277	$1,354	(6)%	(4)%
Worldwide combined sales of Januvia and Janumet, medicines that help lower blood sugar levels in adults with type 2 diabetes, declined 6% in the first quarter of 2020 as a result of continued pricing pressure in the United States. The Company expects U.S. pricing pressure to continue. The patents that provide market exclusivity for Januvia and Janumet in the United States expire in July 2022 (although six-month pediatric exclusivity may extend this date). The patent that provides market exclusivity for Januvia in the EU expires in July 2022 (although pediatric exclusivity may extend this date to September 2022). The supplementary patent certificate that provides market exclusivity for Janumet in the EU expires in April 2023. The Company anticipates sales of Januvia and Janumet in these markets will decline substantially after these patent expiries.
Women’s Health

	Three Months Ended March 31,			% Change Excluding Foreign Exchange
($ in millions)	2020	2019	% Change
Implanon/Nexplanon	$195	$199	(2)%	(1)%
NuvaRing	63	219	(71)%	(71)%
Worldwide sales of NuvaRing, a vaginal contraceptive product, declined 71% in the first quarter of 2020 driven by generic competition in the United States. The patent that provided U.S. market exclusivity for NuvaRing expired in April 2018 and generic competition began in December 2019. Accordingly, the Company is experiencing a rapid and substantial decline in U.S. NuvaRing sales and expects the decline to continue.

Biosimilars

	Three Months Ended March 31,			% Change Excluding Foreign Exchange
($ in millions)	2020	2019	% Change
Biosimilars	$68	$43	57%	59%
Biosimilar products are marketed by the Company pursuant to an agreement with Samsung Bioepis Co., Ltd. (Samsung) to develop and commercialize multiple pre-specified biosimilar candidates. Currently, the Company markets Renflexis (infliximab-abda), a biosimilar to Remicade (infliximab) for the treatment of certain inflammatory diseases; Ontruzant (trastuzumab-dttb), a biosimilar to Herceptin (trastuzumab) for the treatment of human epidermal growth factor receptor 2 (HER2)-positive breast cancer and HER2 overexpressing gastric cancer; and Brenzys (etanercept biosimilar), a biosimilar to Enbrel for the treatment of certain inflammatory diseases. Merck’s commercialization territories under the agreement vary by product. Sale growth of biosimilars in the first quarter of 2020 was driven by continued uptake of Brenzys since launch in Brazil in 2019, Renflexis in United States since launch in 2017 and Ontruzant in the EU since launch in 2018.
In April 2020, Merck announced the U.S. launch of Ontruzant, which was approved by the FDA in January 2019.
Animal Health Segment

	Three Months Ended March 31,			% Change Excluding Foreign Exchange
($ in millions)	2020	2019	% Change
Livestock	$739	$611	21%	24%
Companion Animal	475	414	15%	17%
Animal Health segment sales in the first quarter of 2020 reflect a benefit of approximately $60 million from the timing of customer purchases related to the COVID-19 pandemic. Sales of livestock products grew 21% in the first quarter of 2020 driven by the April 2019 acquisition of Antelliq Corporation (Antelliq) and COVID-19 related buy-in. Sales of companion animal products grew 15% in the first quarter of 2020 primarily driven by higher sales of the Bravecto line of products for parasitic control, due in part to COVID-19 related buy-in. The Company expects that reduced veterinary visits and decreased protein and milk consumption due to restaurant and school closures will negatively impact the business going forward. Merck also expects that the negative impacts on the economy will have an additional unfavorable effect on its Animal Health business.
Costs, Expenses and Other

	Three Months Ended March 31,
($ in millions)	2020	2019	% Change
Cost of sales	$3,312	$3,052	9%
Selling, general and administrative	2,555	2,425	5%
Research and development	2,209	1,931	14%
Restructuring costs	72	153	(53)%
Other (income) expense, net	71	188	(62)%
Cost of Sales
Cost of sales were $3.3 billion for the first quarter of 2020, an increase of 9% compared with the first quarter of 2019. Cost of sales includes the amortization of intangible assets recorded in connection with business acquisitions, which totaled $292 million and $397 million in the first quarter of 2020 and 2019, respectively. Cost of sales also includes the amortization of amounts capitalized in connection with collaborations of $90 million and $98 million in the first quarter of 2020 and 2019, respectively. Also included in cost of sales are expenses associated with restructuring activities which amounted to $68 million and $34 million in the first quarter of 2020 and 2019, respectively, including accelerated depreciation and asset write-offs related to the planned sale or closure of manufacturing facilities. Separation costs associated with manufacturing-related headcount reductions have been incurred and are reflected in Restructuring costs as discussed below.
Gross margin was 72.5% in the first quarter of 2020 compared with 71.8% in the first quarter of 2019. The gross margin improvement in 2020 was primarily driven by favorable product mix and lower amortization of intangible assets (noted above), partially offset by the unfavorable effects of royalties, manufacturing variances, pricing pressure, inventory write-offs, restructuring costs and foreign exchange.

Selling, General and Administrative
Selling, general and administrative (SG&A) expenses were $2.6 billion in the first quarter of 2020, an increase of 5% compared with the first quarter of 2019, primarily due to costs related to the planned spin-off of Organon and transaction costs related to the acquisition of ArQule (see Note 2 to the condensed consolidated financial statements). These increases were partially offset by lower promotional, selling, and administrative costs, due in part to the COVID-19 pandemic, and the favorable effect of foreign exchange.
Research and Development
Research and development (R&D) expenses increased 14% in the first quarter of 2020 to $2.2 billion driven primarily by higher expenses related to clinical development and increased investment in discovery research and early drug development, as well as higher licensing costs, partially offset by lower costs associated with program delays, reduced travel and fewer meetings due to the COVID-19 pandemic.
R&D expenses are comprised of the costs directly incurred by Merck Research Laboratories (MRL), the Company’s research and development division that focuses on human health-related activities, which were $1.5 billion and $1.4 billion in the first quarter of 2020 and 2019, respectively. Also included in R&D expenses are Animal Health research costs, licensing costs and costs incurred by other divisions in support of R&D activities, including depreciation, production and general and administrative, which in the aggregate were approximately $625 million and $545 million for the first quarter of 2020 and 2019, respectively. In addition, R&D expenses include expense or income related to changes in the estimated fair value measurement of liabilities for contingent consideration recorded in connection with business acquisitions. During the first quarter of 2020, the Company recorded net expenses of $33 million compared with a net reduction in expenses of $39 million in the first quarter of 2019 related to the changes in these estimates.
Restructuring Costs
In early 2019, Merck approved a new global restructuring program (Restructuring Program) as part of a worldwide initiative focused on further optimizing the Company’s manufacturing and supply network, as well as reducing its global real estate footprint. This program is a continuation of the Company’s plant rationalization, builds on prior restructuring programs and does not include any actions associated with the planned spin-off of Organon. As the Company continues to evaluate its global footprint and overall operating model, it subsequently identified additional actions under the Restructuring Program, and could identify further actions over time. The actions currently contemplated under the Restructuring Program are expected to be substantially completed by the end of 2023, with the cumulative pretax costs to be incurred by the Company to implement the program estimated to be approximately $2.5 billion. The Company expects to record charges of approximately $800 million in 2020 related to the Restructuring Program. The Company anticipates the actions under the Restructuring Program to result in annual net cost savings of approximately $900 million by the end of 2023. Actions under previous global restructuring programs have been substantially completed.
Restructuring costs, primarily representing separation and other related costs associated with these restructuring activities, were $72 million and $153 million for the first quarter of 2020 and 2019, respectively. Separation costs incurred were associated with actual headcount reductions, as well as estimated expenses under existing severance programs for headcount reductions that were probable and could be reasonably estimated. Also included in restructuring costs are asset abandonment, facility shut-down and other related costs, as well as employee-related costs such as curtailment, settlement and termination charges associated with pension and other postretirement benefit plans and share-based compensation plan costs. For segment reporting, restructuring costs are unallocated expenses.
Additional costs associated with the Company’s restructuring activities are included in Cost of sales, Selling, general and administrative expenses and Research and development costs. The Company recorded aggregate pretax costs of $168 million and $187 million in the first quarter of 2020 and 2019, respectively, related to restructuring program activities (see Note 4 to the condensed consolidated financial statements).
Other (Income) Expense, Net
For details on the components of Other (income) expense, net see Note 11 to the condensed consolidated financial statements.

Segment Profits
	Three Months Ended March 31,
($ in millions)	2020	2019
Pharmaceutical segment profits	$7,477	$6,574
Animal Health segment profits	478	415
Other non-reportable segment profits	1	2
Other	(4,118)	(3,924)
Income before taxes	$3,838	$3,067
Pharmaceutical segment profits are comprised of segment sales less standard costs, as well as SG&A expenses directly incurred by the segment. Animal Health segment profits are comprised of segment sales, less all cost of sales, as well as SG&A expenses and research and development costs directly incurred by the segment. For internal management reporting presented to the chief operating decision maker, Merck does not allocate the remaining cost of sales not included in segment profits as described above, research and development expenses incurred by MRL, or general and administrative expenses, nor the cost of financing these activities. Separate divisions maintain responsibility for monitoring and managing these costs, including depreciation related to fixed assets utilized by these divisions and, therefore, they are not included in segment profits. Also excluded from the determination of segment profits are costs related to restructuring activities and acquisition and divestiture-related costs, including the amortization of purchase accounting adjustments, intangible asset impairment charges, and changes in the estimated fair value measurement of liabilities for contingent consideration. Additionally, segment profits do not reflect other expenses from corporate and manufacturing cost centers and other miscellaneous income or expense. These unallocated items are reflected in “Other” in the above table. Also included in “Other” are miscellaneous corporate profits (losses), as well as operating profits (losses) related to third-party manufacturing sales.
Pharmaceutical segment profits grew 14% in the first quarter of 2020 driven primarily by higher sales, as well as lower selling and promotional costs driven in part by the COVID-19 pandemic, partially offset by the unfavorable effect of foreign exchange and higher administrative costs. Animal Health segment profits grew 15% in the first quarter of 2020 compared with the first quarter of 2019 reflecting higher sales driven by the Antelliq acquisition and COVID-19 related buy-in, partially offset by higher selling and administrative costs and the unfavorable effect of foreign exchange.
Taxes on Income
The effective income tax rates of 16.1% and 6.7% for the first quarter of 2020 and 2019, respectively, reflect the impacts of acquisition and divestiture-related costs and restructuring costs, partially offset by the beneficial impact of foreign earnings. In addition, the effective income tax rate for the first quarter of 2019 reflects the favorable impact of a $360 million net tax benefit related to the settlement of certain federal income tax matters.
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
Net Loss Attributable to Noncontrolling Interests
Net loss attributable to noncontrolling interests of $53 million for the first quarter of 2019 includes the portion of goodwill impairment charges related to certain businesses in the Healthcare Services segment that are attributable to noncontrolling interests.
Net Income and Earnings per Common Share
Net income attributable to Merck & Co., Inc. was $3.2 billion for the first quarter of 2020 compared with $2.9 billion for the first quarter of 2019. Earnings per common share assuming dilution attributable to Merck & Co., Inc. common shareholders (EPS) for the first quarter of 2020 were $1.26 compared with $1.12 in the first quarter of 2019.
Non-GAAP Income and Non-GAAP EPS
Non-GAAP income and non-GAAP EPS are alternative views of the Company’s performance that Merck is providing because management believes this information enhances investors’ understanding of the Company’s results as it permits investors to understand how management assesses performance. Non-GAAP income and non-GAAP EPS exclude certain items because of the nature of these items and the impact that they have on the analysis of underlying business performance and trends. The excluded items (which should not be considered non-recurring) consist of acquisition and divestiture-related costs, restructuring costs and certain other items. These excluded items are significant components in understanding and assessing financial performance. Non-

GAAP income and non-GAAP EPS are important internal measures for the Company. Senior management receives a monthly analysis of operating results that includes non-GAAP EPS. Management uses these measures internally for planning and forecasting purposes and to measure the performance of the Company along with other metrics. In addition, senior management’s annual compensation is derived in part using non-GAAP pretax income. Since non-GAAP income and non-GAAP EPS are not measures determined in accordance with GAAP, they have no standardized meaning prescribed by GAAP and, therefore, may not be comparable to the calculation of similar measures of other companies. The information on non-GAAP income and non-GAAP EPS should be considered in addition to, but not as a substitute for or superior to, net income and EPS prepared in accordance with generally accepted accounting principles in the United States (GAAP).
A reconciliation between GAAP financial measures and non-GAAP financial measures is as follows:

	Three Months Ended March 31,
($ in millions except per share amounts)	2020	2019
Income before taxes as reported under GAAP	$3,838	$3,067
Increase (decrease) for excluded items:
Acquisition and divestiture-related costs	600	548
Restructuring costs	168	187
Non-GAAP income before taxes	4,606	3,802
Taxes on income as reported under GAAP	619	205
Estimated tax benefit on excluded items (1)	165	129
Net tax benefit from the settlement of certain federal income tax matters	—	360
Tax charge related to finalization of treasury regulations for the Tax Cuts and Job Act of 2017	—	(67)
Non-GAAP taxes on income	784	627
Non-GAAP net income	3,822	3,175
Less: Net loss attributable to noncontrolling interests as reported under GAAP	—	(53)
Acquisition and divestiture-related costs attributable to noncontrolling interests	—	53
Non-GAAP net income attributable to noncontrolling interests	—	—
Non-GAAP net income attributable to Merck & Co., Inc.	$3,822	$3,175
EPS assuming dilution as reported under GAAP	$1.26	$1.12
EPS difference	0.24	0.10
Non-GAAP EPS assuming dilution	$1.50	$1.22

(1)	The estimated tax impact on the excluded items is determined by applying the statutory rate of the originating territory of the non-GAAP adjustments.
Acquisition and Divestiture-Related Costs
Non-GAAP income and non-GAAP EPS exclude the impact of certain amounts recorded in connection with business acquisitions and divestitures. These amounts include the amortization of intangible assets and amortization of purchase accounting adjustments to inventories, as well as intangible asset impairment charges, and expense or income related to changes in the estimated fair value measurement of liabilities for contingent consideration. Also excluded are integration, transaction, and certain other costs associated with business acquisitions and divestitures.
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
Certain Other Items
Non-GAAP income and non-GAAP EPS exclude certain other items. These items are adjusted for after evaluating them on an individual basis, considering their quantitative and qualitative aspects. Typically, these consist of items that are unusual in nature, significant to the results of a particular period or not indicative of future operating results. Excluded from non-GAAP income and non-GAAP EPS in 2019 is a net tax benefit related to the settlement of certain federal income tax matters (see Note

12 to the condensed consolidated financial statements) and a tax charge related to the finalization of U.S. treasury regulations related to the Tax Cuts and Jobs Act of 2017.
Research and Development Update
Keytruda is an anti-PD-1 therapy approved for the treatment of many cancers that is in clinical development for expanded indications. These approvals were the result of a broad clinical development program that currently consists of more than 1,200 clinical trials, including more than 850 trials that combine Keytruda with other cancer treatments. These studies encompass more than 30 cancer types including: biliary tract, cervical, colorectal, cutaneous squamous cell, endometrial, gastric, glioblastoma, head and neck, hepatocellular, Hodgkin lymphoma, non-Hodgkin lymphoma, melanoma, mesothelioma, nasopharyngeal, non-small-cell lung, ovarian, PMBCL, prostate, renal, small-cell lung, triple-negative breast and urothelial, many of which are currently in Phase 3 clinical development. Further trials are being planned for other cancers.
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
In April 2020, the FDA accepted for Priority Review a supplemental BLA for Keytruda seeking accelerated approval as monotherapy for the treatment of adult and pediatric patients with unresectable or metastatic solid tumors with tissue tumor mutational burden-high ≥10 mutations/megabase, as determined by an FDA-approved test, who have progressed following prior treatment and who have no satisfactory alternative treatment options based in part on results from the Phase 2 KEYNOTE-158 trial. The FDA set a PDUFA date of June 16, 2020.
Additionally, Keytruda received Breakthrough Therapy designation from the FDA in September 2019 for the combination of Keytruda with neoadjuvant chemotherapy for the treatment of high-risk, early-stage triple-negative breast cancer (TNBC) and in February 2020 for the combination of Keytruda with PADCEV (enfortumab vedotin-ejfv), in the first-line setting for the treatment of patients with unresectable locally advanced or metastatic urothelial cancer who are not eligible for cisplatin-containing chemotherapy. The FDA’s Breakthrough Therapy designation is intended to expedite the development and review of a candidate that is planned for use, alone or in combination, to treat a serious or life-threatening disease or condition when preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints.
On April 30, 2020, the European Medicines Agency (EMA) announced that the Committee for Medicinal Products for Human Use (CHMP) did not recommend extending the use of Keytruda to the population of patients with NSCLC whose tumors express PD-L1 on fewer than 50% of cells. However, the CHMP did recommend that study data from the KEYNOTE-042 trial be included in the Keytruda product information, so that physicians would have access to the most contemporary information regarding use of this drug.
In March 2020, Merck announced that the Phase 3 KEYNOTE-204 trial evaluating Keytruda for the treatment of adult patients with relapsed or refractory cHL met one of its dual primary endpoints of progression-free survival (PFS). Based on an interim analysis conducted by an independent Data Monitoring Committee (DMC), Keytruda demonstrated a statistically significant and clinically meaningful improvement in PFS compared with brentuximab vedotin in this patient population. Per the pre-specified analysis plan, the other dual primary endpoint of overall survival (OS) was not formally tested at this interim analysis. The study will continue to evaluate OS. Results will be presented at an upcoming medical meeting and submitted to regulatory authorities. In March 2017, Keytruda was approved by the FDA for the treatment of adult and pediatric patients with refractory cHL, or who have relapsed after three or more prior lines of therapy. This accelerated approval was based on results of the Phase 2 KEYNOTE-087 trial; the Phase 3 KEYNOTE-204 trial is a confirmatory trial for Keytruda’s current indication in cHL.
In April 2020, Merck announced that the Phase 3 KEYNOTE-177 trial evaluating first-line treatment of Keytruda in patients with MSI-H or mismatch repair deficient unresectable or metastatic colorectal cancer met one of its dual primary endpoints of PFS. Based on an interim analysis conducted by an independent DMC, Keytruda monotherapy demonstrated a statistically significant and clinically meaningful improvement in PFS compared with chemotherapy (investigator’s choice of mFOLFOX6 or FOLFIRI, with or without bevacizumab or cetuximab). Based on the recommendation of the DMC, the study will continue without changes to evaluate OS, the other dual primary endpoint.

Lynparza is an oral PARP inhibitor currently approved for certain types of advanced ovarian, breast and pancreatic cancers being co-developed for multiple cancer types as part of a collaboration with AstraZeneca (see Note 3 to the condensed consolidated financial statements).
Lynparza is under review in the EU as a first-line maintenance monotherapy for patients with germline BRCA-mutated metastatic pancreatic cancer whose disease has not progressed following first-line platinum-based chemotherapy. Lynparza was approved for this indication by the FDA in December 2019 based on the results from the Phase 3 POLO trial. A decision from the EMA is expected in the second half of 2020.
In January 2020, the FDA accepted a supplemental New Drug Application (NDA) for Lynparza in combination with bevacizumab for the maintenance treatment of women with advanced ovarian cancer whose disease showed a complete or partial response to first-line treatment with platinum-based chemotherapy and bevacizumab based on the results from the pivotal Phase 3 PAOLA-1 trial. A PDUFA date is set for the second quarter of 2020. This indication is also under review in the EU.
Also in January 2020, the FDA accepted for Priority Review a supplemental NDA for Lynparza for the treatment of patients with metastatic castration-resistant prostate cancer (mCRPC) and deleterious or suspected deleterious germline or somatic homologous recombination repair (HRR) gene mutations, who have progressed following prior treatment with a new hormonal agent based on positive results from the Phase 3 PROfound trial. A PDUFA date is set for the second quarter of 2020. This indication is also under review in the EU and in other jurisdictions. In April 2020, Merck and AstraZeneca announced further positive results from the Phase 3 PROfound trial which showed a statistically significant and clinically meaningful improvement in the key secondary endpoint of OS with Lynparza vs. enzalutamide or abiraterone in men with mCRPC selected for BRCA1/2 or ATM gene mutations, a subpopulation of HRR gene mutations. These data will be presented at a forthcoming medical meeting.
In March 2020, Merck and AstraZeneca announced high-level results from the Phase 3 GY004 trial, led by NRG Oncology and sponsored by the U.S. NCI, that examined primarily the efficacy and safety of investigational medicine cediranib in combination with Lynparza versus platinum-based chemotherapy in patients with platinum-sensitive relapsed ovarian cancer. The trial did not meet the primary endpoint in the intent-to-treat population of a statistically significant improvement in PFS with cediranib in combination with Lynparza vs. platinum-based chemotherapy. The NCI and NRG Oncology will present the full data at a forthcoming medical meeting.
V503 is under review in Japan for an initial indication in females for the prevention of certain HPV-related diseases and precursors.
In February 2020, the FDA accepted for Priority Review a supplemental BLA for Gardasil 9 for the prevention of certain head and neck cancers caused by vaccine-type HPV in females and males 9 through 45 years of age. The FDA set a PDUFA date of June 2020.
In March 2020, Merck announced top-line efficacy results from two ongoing pivotal Phase 3 trials (COUGH-1 and COUGH-2) evaluating the efficacy and safety of gefapixant (MK-7264), an investigational, orally administered, selective P2X3 receptor antagonist, for the treatment of refractory or unexplained chronic cough. In these studies, the primary efficacy endpoints were met for the gefapixant 45 mg twice daily treatment arms - demonstrating a statistically significant decrease in 24-hour coughs per hour versus placebo. The gefapixant 15 mg twice daily treatment arms did not meet the primary efficacy endpoint in either Phase 3 study. The detailed findings will be shared at an upcoming medical meeting.
Also in March 2020, Merck announced the presentation of results from the VICTORIA trial, a Phase 3 study evaluating the efficacy and safety of its investigational drug vericiguat, an orally administered sGC stimulator being developed to treat patients with heart failure with reduced ejection fraction and following a worsening event. Vericiguat, when given in combination with available heart failure therapies, met the primary efficacy endpoint of reducing the risk for the composite endpoint of heart failure hospitalization or cardiovascular death in patients with worsening chronic heart failure with reduced ejection fraction, compared to placebo. The results were presented at the virtual American College of Cardiology’s Annual Scientific Session Together With World Congress of Cardiology and published in The New England Journal of Medicine. Vericiguat is being jointly developed with Bayer (see Note 3 to the condensed consolidated financial statements). Merck and Bayer plan to share VICTORIA data with regulatory authorities worldwide.
Merck and Pfizer Inc.’s Phase 3 VERTIS CV cardiovascular (CV) outcomes trial for Steglatro (ertugliflozin), an oral sodium-glucose cotransporter 2 (SGLT2) inhibitor, achieved its primary endpoint of non-inferiority for major adverse CV events (MACE) compared to placebo in patients with type 2 diabetes mellitus and established atherosclerotic CV disease. MACE was defined as time to the first event of CV death, nonfatal myocardial infarction or nonfatal stroke. The key secondary endpoints of superiority for Steglatro versus placebo for time to composite of CV death or hospitalization for heart failure, CV death alone and the composite of renal death, dialysis/transplant or doubling of serum creatinine from baseline were not met. While not a pre-specified hypothesis for statistical testing, a reduction in hospitalization for heart failure was observed with Steglatro. The safety profile of Steglatro was consistent with that reported in previous studies. Detailed results of VERTIS CV are scheduled to be presented on June 16, 2020 at the virtual American Diabetes Association’s 80th Scientific Sessions.

The chart below reflects the Company’s research pipeline as of May 1, 2020. Candidates shown in Phase 3 include specific products and the date such candidate entered into Phase 3 development. Candidates shown in Phase 2 include the most advanced compound with a specific mechanism or, if listed compounds have the same mechanism, they are each currently intended for commercialization in a given therapeutic area. Small molecules and biologics are given MK-number designations and vaccine candidates are given V-number designations. Except as otherwise noted, candidates in Phase 1, additional indications in the same therapeutic area (other than with respect to cancer) and additional claims, line extensions or formulations for in-line products are not shown.

Phase 2	Phase 3 (Phase 3 entry date)	Under Review
Cancer
MK-1026
     Hematological Malignancies
MK-1308(1)
Melanoma
Non-Small-Cell Lung
MK-1454(1)
Head and Neck
MK-3475 Keytruda
Advanced Solid Tumors
MK-4280(1)
     Hematological Malignancies
     Non-Small-Cell Lung
MK-5890(1)
     Non-Small-Cell Lung
MK-7339 Lynparza(2)(3)
Advanced Solid Tumors
MK-7684(1)
     Non-Small-Cell Lung
MK-7902 Lenvima(1)(2)
Advanced Solid Tumors
V937
Melanoma
Cytomegalovirus
V160
HIV-1 Infection
MK-8591 (islatravir)
Overgrowth Syndrome
MK-7075
Respiratory Syncytial Virus
MK-1654
Schizophrenia
MK-8189

Cancer
MK-3475 Keytruda
Biliary Tract (September 2019)
Breast (October 2015)
Cervical (October 2018) (EU)
Colorectal (November 2015)
Cutaneous Squamous Cell (August 2019) (EU)
Endometrial (August 2019) (EU)
Esophageal (December 2015) (EU)
Gastric (May 2015) (EU)
Hepatocellular (May 2016) (EU)
Mesothelioma (May 2018)
Nasopharyngeal (April 2016)
Ovarian (December 2018)
Prostate (May 2019)
Small-Cell Lung (May 2017) (EU)
MK-6482
Renal Cell (February 2020)
MK-7339 Lynparza(1)(2)
Non-Small-Cell Lung (June 2019)
MK-7902 Lenvima(1)(2)
Bladder (May 2019)
Endometrial (June 2018) (EU)
Head and Neck (February 2020)
Melanoma (March 2019)
Non-Small-Cell Lung (March 2019)
Cough
MK-7264 (gefapixant) (March 2018)
Heart Failure
MK-1242 (vericiguat) (September 2016)(2)
HIV-1 Infection
     MK-8591A (doravirine/islatravir) (February 2020)
Pneumoconjugate Vaccine
V114 (June 2018)

New Molecular Entities/Vaccines
Pediatric Neurofibromatosis Type 1
MK-5618 (selumetinib)(2) (EU)
HPV Vaccine
V503 Human Papillomavirus 9-valent Vaccine,
        Recombinant (JPN)

Certain Supplemental Filings
Cancer
MK-3475 Keytruda
• First-Line Metastatic Gastric Cancer
         (KEYNOTE-062) (JPN)
• Recurrent Locally Advanced or Metastatic Esophageal
         Cancer (KEYNOTE-180/KEYNOTE-181) (JPN)
• Recurrent and/or Metastatic Cutaneous Squamous Cell
         Carcinoma (KEYNOTE-629) (U.S.)
• Previously Treated Tumor Mutational Burden-High
         (KEYNOTE-158) (U.S.)
MK-7339 Lynparza(2)
• First-Line gBRCAm Metastatic Pancreatic Cancer
         (POLO) (EU)
• First-Line Maintenance Newly Diagnosed Advanced
         Ovarian Cancer (PAOLA) (U.S.) (EU)
• Metastatic Prostate Cancer (PROfound) (U.S.) (EU)
MK-7902 Lenvima(1)(2)
• First-Line Metastatic Hepatocellular Carcinoma
         (KEYNOTE-524) (U.S.)

Footnotes: (1) Being developed in combination with Keytruda. (2) Being developed in a collaboration. (3) Being developed as monotherapy and in combination with Keytruda.

Liquidity and Capital Resources

($ in millions)	March 31, 2020	December 31, 2019
Cash and investments	$7,987	$11,919
Working capital	2,691	5,263
Total debt to total liabilities and equity	33.0%	31.2%
Cash provided by operating activities was $707 million in the first three months of 2020 compared with $1.3 billion in the first three months of 2019. Cash provided by operating activities in the first three months of 2020 includes $750 million of payments related to collaborations with AstraZeneca and Eisai (see Note 3 to the condensed consolidated financial statements). Cash provided by operating activities continues to be the Company’s primary source of funds to finance operating needs, capital expenditures, treasury stock purchases and dividends paid to shareholders.
Cash used in investing activities was $1.6 billion in the first three months of 2020 compared with cash provided by investing activities of $368 million in the first three months of 2019. The change was driven primarily by the acquisition of ArQule in 2020 and higher capital expenditures, partially offset by lower purchases of securities and other investments.
Cash used in financing activities was $1.5 billion in the first three months of 2020 compared with $1.6 billion in the first three months of 2019. The lower use of cash in financing activities was driven primarily by a net increase in short-term borrowings in 2020 compared with a net decrease in short-term borrowing in 2019, partially offset by proceeds from the issuance of debt in 2019 (see below) and higher payments on debt (see below), higher purchases of treasury stock, lower proceeds from exercise of stock options and higher dividends paid to shareholders in 2020.

Capital expenditures totaled $986 million and $595 million for the first three months of 2020 and 2019, respectively. The increased capital expenditures reflect investment in new capital projects focused primarily on increasing manufacturing capacity for Merck’s key products.
The Company has accounts receivable factoring agreements with financial institutions in certain countries to sell accounts receivable. The Company factored $1.9 billion and $2.7 billion of accounts receivable in the first quarter of 2020 and the fourth quarter of 2019, respectively, under these factoring arrangements, which reduced outstanding accounts receivable. The cash received from the financial institutions is reported within operating activities in the Consolidated Statement of Cash Flows. In certain of these factoring arrangements, for ease of administration, the Company will collect customer payments related to the factored receivables, which it then remits to the financial institutions. The net cash flows relating to these collections are reported as financing activities in the Consolidated Statement of Cash Flows.
Dividends paid to stockholders were $1.6 billion and $1.4 billion for the first three months of 2020 and 2019, respectively. In January 2020, the Board of Directors declared a quarterly dividend of $0.61 per share on the Company’s common stock for the second quarter that was paid in April 2020.
In February 2020, the Company’s $1.25 billion, 1.85% notes and $700 million floating-rate notes matured in accordance with their terms and were repaid.
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
In 2018, Merck’s Board of Directors authorized purchases of up to $10 billion of Merck’s common stock for its treasury. The treasury stock purchase authorization has no time limit and will be made over time in open-market transactions, block transactions on or off an exchange, or in privately negotiated transactions. During the first three months of 2020, the Company purchased $1.3 billion (16 million shares) of its common stock for its treasury under this share repurchase program. As of March 31, 2020, the Company’s remaining share repurchase authorization was $5.9 billion. As noted above, the Company has temporarily suspended its share repurchase program.
The Company has a $6.0 billion credit facility that matures in June 2024. The facility provides backup liquidity for the Company’s commercial paper borrowing facility and is to be used for general corporate purposes. The Company has not drawn funding from this facility.
Critical Accounting Policies
The Company’s significant accounting policies, which include management’s best estimates and judgments, are included in Note 2 to the consolidated financial statements for the year ended December 31, 2019 included in Merck’s Form 10‑K filed on February 26, 2020. Certain of these accounting policies are considered critical as disclosed in the Critical Accounting Policies section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Merck’s Form 10-K because of the potential for a significant impact on the financial statements due to the inherent uncertainty in such estimates. There have been no significant changes in the Company’s critical accounting policies since December 31, 2019. See Note 1 to the condensed consolidated financial statements for information on the adoption of new accounting standards during 2020.
Recently Issued Accounting Standards
For a discussion of recently issued accounting standards, see Note 1 to the condensed consolidated financial statements.
Item 4. Controls and Procedures
Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures over financial reporting. Based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2020, the Company’s disclosure controls and procedures are effective. For the first quarter of 2020, there were no changes in internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS
This report and other written reports and oral statements made from time to time by the Company may contain so-called “forward-looking statements,” all of which are based on management’s current expectations and are subject to risks and uncertainties which may cause results to differ materially from those set forth in the statements. One can identify these forward-

looking statements by their use of words such as “anticipates,” “expects,” “plans,” “will,” “estimates,” “forecasts,” “projects” and other words of similar meaning, or negative variations of any of the foregoing. One can also identify them by the fact that they do not relate strictly to historical or current facts. These statements are likely to address the Company’s growth strategy, financial results, product development, product approvals, product potential and development programs. One must carefully consider any such statement and should understand that many factors could cause actual results to differ materially from the Company’s forward-looking statements. These factors include inaccurate assumptions and a broad variety of other risks and uncertainties, including the impact of the recent global outbreak of COVID-19 and other risks and uncertainties some that are known and some that are not. No forward-looking statement can be guaranteed and actual future results may vary materially.
The Company does not assume the obligation to update any forward-looking statement. One should carefully evaluate such statements in light of factors, including risk factors, described in the Company’s filings with the Securities and Exchange Commission, especially on Forms 10-K, 10-Q and 8-K. In Item 1A. “Risk Factors” of the Company’s Annual Report on Form 10‑K for the year ended December 31, 2019, as filed on February 26, 2020, and in this Form 10-Q, the Company discusses in more detail various important risk factors that could cause actual results to differ from expected or historic results. The Company notes these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. One should understand that it is not possible to predict or identify all such factors. Consequently, the reader should not consider any such list to be a complete statement of all potential risks or uncertainties.
PART II - Other Information
Item 1. Legal Proceedings
The information called for by this Item is incorporated herein by reference to Note 7 included in Part I, Item 1, Financial Statements (unaudited) — Notes to Condensed Consolidated Financial Statements.
Item 1A. Risk Factors
For a discussion of risks that affect the Company’s business, please refer to Part I, Item IA, “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. There have been no material changes to the risk factors as previously disclosed in the Company’s Annual Report on Form 10-K, except as follows:
The global COVID-19 pandemic is having an adverse impact on the Company’s business, operations and financial performance. The Company is unable to predict the extent to which the pandemic and related impacts will continue to adversely impact its business, operations, financial performance, results of operations, and financial condition.
The Company’s business and financial results will be negatively impacted by the recent outbreak of Coronavirus Disease 2019 (COVID-19). The severity, magnitude and duration of the COVID-19 pandemic is uncertain, rapidly changing and difficult to predict. The degree to which COVID-19 impacts the Company’s results will depend on future developments, including, but not limited to, the duration and spread of the outbreak, its severity, the actions taken to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume.
Thus far in 2020, the COVID-19 pandemic has impacted the Company’s business and the Company continues to expect that it will impact the business in numerous ways, including but not limited to those outlined below:
Business and Financial:
In the first quarter of 2020, the estimated overall impact of COVID-19 to Merck’s revenue was immaterial. While difficult to predict the impact to the Company, using a set of assumptions, for the full-year 2020, Merck expects an unfavorable impact to revenue of approximately $2.1 billion (excluding the impact of foreign exchange) due to the COVID-19 pandemic, comprised of approximately $1.7 billion for Pharmaceutical revenue and approximately $400 million for Animal Health revenue.
In the first quarter of 2020, within the Company’s human health business, markets in Asia Pacific, including China, saw a negative impact from social distancing measures and reduced access to health care providers given the earlier prevalence of the virus; whereas other markets, particularly in Europe, saw customers build inventory due to concerns about supply and ability to access health care providers given social distancing measures.
Roughly two-thirds of Merck’s Pharmaceutical revenue is comprised of physician-administered products, which, despite strong underlying demand, are being affected by social distancing measures, fewer well visits and delays in elective surgeries due to the COVID-19 pandemic. These impacts, as well as the prioritization of COVID-19 patients at health care providers, are resulting in reduced administration of many of the Company’s human health products, in particular for its vaccines as well as for Keytruda and Implanon/Nexplanon. The Company anticipates reduced demand for its physician-administered products while pandemic-related access measures remain in place. In addition, declines in medical visits and elective surgeries also will have a negative impact on the demand for certain products, including Bridion.

In Merck’s Animal Health business, revenue was positively impacted by approximately $60 million in the first-quarter of 2020 as customers made advance purchases to secure supply for livestock products and Bravecto, given the uncertainty related to expanding social distancing measures. The Company expects that reduced veterinary visits and decreased protein and milk consumption due to restaurant and school closures will negatively impact the business going forward. Merck also expects that the negative impacts on the economy will have an additional unfavorable effect on its Animal Health business.
While the Company expects to rely on governmental authorities to determine when operations can return to normal, and is cognizant that the duration, spread and severity of the outbreak will be critical determinants for the purposes of the full-year estimates provided above, Merck has assumed the majority of the negative impact will be in the second quarter of 2020, with a gradual return to normal operations beginning late in the second quarter and extending through the third quarter, with a full return to normal operations in the fourth quarter of 2020. To the extent these assumptions prove to be incorrect, the Company’s results may differ materially from the estimates set forth herein.
Operating expenses were positively impacted in the first quarter of 2020 by approximately $100 million, primarily driven by lower promotional and selling costs and delayed clinical program spending due to the COVID-19 pandemic. While difficult to predict the impact to the Company, using a set of assumptions, for the full-year 2020, Merck expects a favorable impact to operating expenses of approximately $400 million.
Merck’s financial strength and strong balance sheet is allowing it to continue with its capital allocation priorities, including investing in research and development and in growth drivers, investing in manufacturing capacity expansion, paying its dividend and continuing the search for value-enhancing business development. However, given these priorities and the current operating environment, Merck has temporarily suspended its share repurchase program.
Clinical Trials:
The Company is making every effort to ensure that patients in affected areas who are enrolled in clinical trials are able to continue their treatment and receive appropriate care and monitoring. Conditions are fluid and evolving, but as local conditions allow, Merck is enrolling patients in ongoing studies and starting new studies. If the pandemic is prolonged, clinical trials could experience enrollment delays or new studies might experience delays in commencement which could cause delays in the Company’s ability to register products for new approvals or new indications.
Manufacturing & Supply:
Continuity of supply of the Company’s medicines and vaccines to its patients and customers is a critical priority for Merck. To date, the COVID-19 pandemic has not had a material impact on the production and supply of Merck’s medicines and vaccines. The Company continues to have normal supply levels for most of its products, including Keytruda and Gardasil/Gardasil 9. In general, Merck’s total supply chains are 6 to 12 months in length. The Company currently believes supply of its medicines and vaccines will remain at normal levels through the pandemic. However, if the pandemic is prolonged and the Company’s supply chains are disrupted, the Company’s business could be materially adversely affected.
Facilities and Employees:
The majority of Merck’s manufacturing plants and clinical supply sites are fully operational, and its laboratories are focused on essential operations. The Company is implementing steps to ensure business continuity. In many markets, including the United States, while the Company’s offices and laboratories remain open, Merck’s employees are primarily working from home. In China, most of the Company’s offices, laboratories and plants are now open; although some of Merck’s office- and laboratory-based employees continue to work from home. In many markets, the Company has paused in-person interactions with health care providers and its field-based employees are working from home, including in the United States. If the pandemic is prolonged, the Company’s operations could be adversely affected by these working conditions.
Despite the Company’s efforts to manage these impacts, their ultimate impact also depends on factors beyond the Company’s knowledge or control, including the duration and severity of the COVID-19 outbreak as well as third-party and government actions taken to contain its spread and mitigate its public health effects.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer purchases of equity securities for the three months ended March 31, 2020 were as follows:
ISSUER PURCHASES OF EQUITY SECURITIES

			($ in millions)
Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
January 1 - January 31	2,940,290	$89.35	$6,906
February 1 - February 29	4,170,086	$83.67	$6,557
March 1 - March 31	9,050,466	$74.00	$5,888
Total	16,160,842	$79.29	$5,888

(1)	Shares purchased during the period were made as part of a plan approved by the Board of Directors in October 2018 to purchase up to $10 billion of Merck’s common stock for its treasury.
Item 6. Exhibits

Number		Description

3.1	—	Restated Certificate of Incorporation of Merck & Co., Inc. (November 3, 2009) – Incorporated by reference to Current Report on Form 8-K filed on November 4, 2009 (No. 1-6571)

3.2	—	By-Laws of Merck & Co., Inc. (effective July 22, 2015) – Incorporated by reference to Current Report on Form 8-K filed on July 28, 2015 (No. 1-6571)

31.1	—	Rule 13a – 14(a)/15d – 14(a) Certification of Chief Executive Officer

31.2	—	Rule 13a – 14(a)/15d – 14(a) Certification of Chief Financial Officer

32.1	—	Section 1350 Certification of Chief Executive Officer

32.2	—	Section 1350 Certification of Chief Financial Officer

101.INS	—	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	—	XBRL Taxonomy Extension Schema Document.

101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document.

104	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERCK & CO., INC.

Date: May 6, 2020	/s/ Jennifer Zachary
JENNIFER ZACHARY
Executive Vice President and General Counsel

Date: May 6, 2020	/s/ Rita A. Karachun
RITA A. KARACHUN
Senior Vice President Finance - Global Controller