Form 10-Q
period 2020-06-30
Merck & Co., Inc.
filed 2020-08-05
CIK 310158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
The number of shares of common stock outstanding as of the close of business on July 31, 2020: 2,529,241,070

Part I - Financial Information
Item 1. Financial Statements
MERCK & CO., INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(Unaudited, $ in millions except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Sales	$10,872	$11,760	$22,929	$22,575
Costs, Expenses and Other
Cost of sales	3,159	3,401	6,471	6,453
Selling, general and administrative	2,378	2,712	4,933	5,138
Research and development	2,123	2,189	4,331	4,119
Restructuring costs	83	59	155	212
Other (income) expense, net	(390)	140	(318)	327
	7,353	8,501	15,572	16,249
Income Before Taxes	3,519	3,259	7,357	6,326
Taxes on Income	509	615	1,128	820
Net Income	3,010	2,644	6,229	5,506
Less: Net Income (Loss) Attributable to Noncontrolling Interests	8	(26)	8	(79)
Net Income Attributable to Merck & Co., Inc.	$3,002	$2,670	$6,221	$5,585
Basic Earnings per Common Share Attributable to Merck & Co., Inc. Common Shareholders	$1.19	$1.04	$2.46	$2.17
Earnings per Common Share Assuming Dilution Attributable to Merck & Co., Inc. Common Shareholders	$1.18	$1.03	$2.45	$2.15

MERCK & CO., INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited, $ in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net Income Attributable to Merck & Co., Inc.	$3,002	$2,670	$6,221	$5,585
Other Comprehensive (Loss) Income Net of Taxes:
Net unrealized loss on derivatives, net of reclassifications	(120)	(52)	(16)	(100)
Net unrealized gain (loss) on investments, net of reclassifications	—	44	(18)	126
Benefit plan net gain and prior service credit, net of amortization	39	11	99	26
Cumulative translation adjustment	79	(19)	(265)	131
	(2)	(16)	(200)	183
Comprehensive Income Attributable to Merck & Co., Inc.	$3,000	$2,654	$6,021	$5,768
 The accompanying notes are an integral part of these condensed consolidated financial statements.

MERCK & CO., INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited, $ in millions except per share amounts)

	June 30, 2020	December 31, 2019
Assets
Current Assets
Cash and cash equivalents	$11,103	$9,676
Short-term investments	—	774
Accounts receivable (net of allowance for doubtful accounts of $90 in 2020 and $86 in 2019)	7,577	6,778
Inventories (excludes inventories of $1,921 in 2020 and $1,480 in 2019 classified in Other assets - see Note 6)	6,056	5,978
Other current assets	4,607	4,277
Total current assets	29,343	27,483
Investments	1,251	1,469
Property, Plant and Equipment, at cost, net of accumulated depreciation of $18,182 in 2020 and $17,686 in 2019	15,789	15,053
Goodwill	20,067	19,425
Other Intangibles, Net	16,566	14,196
Other Assets	7,599	6,771
	$90,615	$84,397
Liabilities and Equity
Current Liabilities
Loans payable and current portion of long-term debt	$4,718	$3,610
Trade accounts payable	3,448	3,738
Accrued and other current liabilities	11,182	12,549
Income taxes payable	1,266	736
Dividends payable	1,564	1,587
Total current liabilities	22,178	22,220
Long-Term Debt	26,156	22,736
Deferred Income Taxes	2,091	1,470
Other Noncurrent Liabilities	12,446	11,970
Merck & Co., Inc. Stockholders’ Equity
Common stock, $0.50 par value Authorized - 6,500,000,000 shares Issued - 3,577,103,522 shares in 2020 and 2019	1,788	1,788
Other paid-in capital	39,373	39,660
Retained earnings	49,724	46,602
Accumulated other comprehensive loss	(6,393)	(6,193)
	84,492	81,857
Less treasury stock, at cost: 1,047,935,095 shares in 2020 and 1,038,087,496 shares in 2019	56,850	55,950
Total Merck & Co., Inc. stockholders’ equity	27,642	25,907
Noncontrolling Interests	102	94
Total equity	27,744	26,001
	$90,615	$84,397
The accompanying notes are an integral part of this condensed consolidated financial statement.

MERCK & CO., INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited, $ in millions)

	Six Months Ended June 30,
	2020	2019
Cash Flows from Operating Activities
Net income	$6,229	$5,506
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,869	1,871
Intangible asset impairment charges	20	252
Deferred income taxes	122	(149)
Share-based compensation	229	204
Other	(202)	114
Net changes in assets and liabilities	(4,193)	(3,378)
Net Cash Provided by Operating Activities	4,074	4,420
Cash Flows from Investing Activities
Capital expenditures	(1,654)	(1,377)
Purchases of securities and other investments	(77)	(1,810)
Proceeds from sales of securities and other investments	1,892	4,935
Acquisition of ArQule, Inc., net of cash acquired	(2,545)	—
Acquisition of Antelliq Corporation, net of cash acquired	—	(3,620)
Other acquisitions, net of cash acquired	(321)	(270)
Other	195	85
Net Cash Used in Investing Activities	(2,510)	(2,057)
Cash Flows from Financing Activities
Net change in short-term borrowings	1,967	(3,532)
Payments on debt	(1,952)	—
Proceeds from issuance of debt	4,445	4,958
Purchases of treasury stock	(1,281)	(2,325)
Dividends paid to stockholders	(3,128)	(2,896)
Proceeds from exercise of stock options	40	304
Other	(444)	(207)
Net Cash Used in Financing Activities	(353)	(3,698)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	2	28
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	1,213	(1,307)
Cash, Cash Equivalents and Restricted Cash at Beginning of Year (includes restricted cash of $258 million at January 1, 2020 included in Other Assets)	9,934	7,967
Cash, Cash Equivalents and Restricted Cash at End of Period (includes restricted cash of $44 million at June 30, 2020 included in Other Assets)	$11,147	$6,660
The accompanying notes are an integral part of this condensed consolidated financial statement.

Notes to Condensed Consolidated Financial Statements (unaudited)

1.	Basis of Presentation
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
Planned Spin-Off of Women’s Health, Legacy Brands and Biosimilars into New Company
In February 2020, Merck announced its intention to spin-off products from its women’s health, legacy brands and biosimilars businesses into a new, independent, publicly traded company named Organon & Co. (Organon) through a distribution of Organon’s publicly traded stock to Company shareholders. The distribution is expected to qualify as tax-free to the Company and its shareholders for U.S. federal income tax purposes. The legacy brands included in the transaction consist of dermatology, non-opioid pain, respiratory, and select cardiovascular products including Zetia (ezetimibe) and Vytorin (ezetimibe and simvastatin), as well as the rest of Merck’s diversified brands franchise. Merck’s existing research pipeline programs will continue to be owned and developed within Merck as planned. Organon will have development capabilities initially focused on late-stage development and life-cycle management and is expected over time to develop research capabilities in selected therapeutic areas. The spin-off is expected to be completed in the first half of 2021, subject to market and certain other conditions. Subsequent to the spin-off, the historical results of the women’s health, legacy brands and biosimilars businesses will be reflected as discontinued operations in the Company’s consolidated financial statements.
Recently Adopted Accounting Standards
In June 2016, the Financial Accounting Standards Board (FASB) issued new guidance on the accounting for credit losses on financial instruments. The new guidance introduces an expected loss model for estimating credit losses, replacing the incurred loss model. The new guidance also changes the impairment model for available-for-sale debt securities, requiring the use of an allowance to record estimated credit losses (and subsequent recoveries). The Company adopted the new guidance effective January 1, 2020. There was no impact to the Company’s consolidated financial statements upon adoption.
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
In July 2020, Merck acquired the U.S. rights to Sentinel Flavor Tabs and Sentinel Spectrum Chews from Virbac Corporation for approximately $400 million. Sentinel products provide protection against common parasites in dogs. The transaction will be accounted for as an acquisition of an asset. There are no future contingent payments associated with the acquisition.
Also, in July 2020, Merck and Ridgeback Biotherapeutics LP (Ridgeback Bio), a closely held biotechnology company, closed a collaboration agreement to develop MK-4482 (formerly known as EIDD-2801), an orally available antiviral candidate currently in clinical development for the treatment of patients with COVID-19. Merck gained exclusive worldwide rights to develop and commercialize MK-4482 and related molecules. Under the terms of the agreement, Ridgeback Bio received an upfront payment and also is eligible to receive future contingent payments dependent upon the achievement of certain developmental and regulatory approval milestones, as well as a share of the net profits of MK-4482 and related molecules, if approved. Merck and Ridgeback are committed to ensure that any medicines developed for SARS-CoV-2 (the causative agent of COVID-19) will be accessible and affordable globally.
In June 2020, Merck acquired privately held Themis Bioscience GmbH (Themis), a company focused on vaccines and immune-modulation therapies for infectious diseases and cancer for $366 million in cash. Merck may make additional contingent payments of up to $740 million, including up to $80 million for development milestones, up to $260 million for regulatory approval milestones, and up to $400 million for commercial milestones. Themis has a broad pipeline of vaccine candidates and immune-modulatory therapies developed using its innovative measles virus vector platform based on a vector originally developed by scientists at the Institut Pasteur and licensed exclusively to Themis for select viral indications. The acquisition builds upon an ongoing collaboration between the two companies to develop vaccine candidates using the measles virus vector platform and is expected to accelerate the development of Themis’ COVID-19 vaccine candidate (V591). V591 is in preclinical development and clinical studies are planned to start in the third quarter of 2020. The transaction was accounted for as an acquisition of a business. The Company determined the fair value of the contingent consideration was $97 million at the acquisition date utilizing a probability-weighted estimated cash flow stream using an appropriate discount rate dependent on the nature and timing of the milestone payment. Merck recognized intangible assets for in-process research and development (IPR&D) of $136 million, cash of $62 million, deferred tax assets of $72 million and other net liabilities of $22 million. The excess of the consideration transferred over the fair value of net assets acquired of $215 million was recorded as goodwill that was allocated to the Pharmaceutical segment and is not deductible for tax purposes. The fair values of the identifiable intangible assets related to IPR&D were determined using an income approach. Actual cash flows are likely to be different than those assumed. In connection with the transaction, Merck has entered into a memorandum of understanding that reflects the parties’ commitments to address the COVID-19 pandemic by developing, manufacturing and distributing the vaccine on a global basis and with pricing that makes the vaccine both available around the world and accessible to those who need it.
In May 2020, Merck and the International AIDS Vaccine Initiative, Inc. (IAVI), a nonprofit scientific research organization dedicated to addressing urgent, unmet global health challenges, announced a new collaboration to develop V590, an investigational vaccine against SARS-CoV-2 being studied for the prevention of COVID-19. This vaccine candidate will use the recombinant vesicular stomatitis virus (rVSV) technology that is the basis for Merck’s approved Ebola Zaire virus vaccine, Ervebo (Ebola Zaire Vaccine, Live), which was the first rVSV vaccine approved for use in humans. Under the terms of the agreement, Merck made an upfront payment of $6.5 million and may make additional contingent payments of up to $100 million for sales-based milestones, as well as royalty payments. Merck has also signed an agreement with the Biomedical Advanced Research and Development Authority (BARDA), part of the office of the Assistant Secretary for Preparedness and Response within an agency of the United States Department of Health and Human Services, to provide initial funding support for this effort. Under the agreement, IAVI and Merck will work together to advance the development and global clinical evaluation of a SARS-CoV-2 vaccine candidate designed and engineered by IAVI scientists. The vaccine candidate is in preclinical development, and clinical studies are planned to start later in 2020. Merck will lead regulatory filings globally. Both organizations will work together to develop the vaccine and make it accessible and affordable globally, if approved.
In January 2020, Merck acquired ArQule, Inc. (ArQule), a publicly traded biopharmaceutical company focused on kinase inhibitor discovery and development for the treatment of patients with cancer and other diseases. Total consideration paid of $2.7 billion included $138 million of share-based compensation payments to settle equity awards attributable to precombination

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

service and cash paid for transaction costs on behalf of ArQule. The Company incurred $95 million of transaction costs directly related to the acquisition of ArQule, consisting almost entirely of share-based compensation payments to settle non-vested equity awards attributable to postcombination service. These costs were included in Selling, general and administrative expenses in the first six months of 2020. ArQule’s lead investigational candidate, MK-1026 (formerly ARQ 531), is a novel, oral Bruton’s tyrosine kinase (BTK) inhibitor currently being evaluated for the treatment of B-cell malignancies.
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

(1)
The estimated fair values of the identifiable intangible assets related to in-process research and development (IPR&D) were determined using an income approach. The future net cash flows were discounted to present value utilizing a discount rate of 12.5%. Actual cash flows are likely to be different than those assumed.

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
The estimated fair value of assets acquired and liabilities assumed from Antelliq is as follows:

($ in millions)	April 1, 2019
Cash and cash equivalents	$31
Accounts receivable	73
Inventories	93
Property, plant and equipment	60
Identifiable intangible assets (useful lives ranging from 18-24 years) (1)	2,689
Deferred income tax liabilities	(589)
Other assets and liabilities, net	(82)
Total identifiable net assets	2,275
Goodwill (2)	1,376
Consideration transferred	$3,651

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

The Company’s results for the second quarter of 2019 include two months of activity for Antelliq. The Company incurred $47 million of transaction costs directly related to the acquisition of Antelliq, consisting largely of advisory fees, which are reflected in Selling, general and administrative expenses in the first six months of 2019.
Also in April 2019, Merck acquired Immune Design, a late-stage immunotherapy company employing next-generation in vivo approaches to enable the body’s immune system to fight disease, for $301 million in cash. The transaction was accounted for as an acquisition of a business. Merck recognized intangible assets of $156 million, cash of $83 million and other net assets of $42 million. The excess of the consideration transferred over the fair value of net assets acquired of $20 million was recorded as goodwill that was allocated to the Pharmaceutical segment and is not deductible for tax purposes. The fair values of

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

the identifiable intangible assets related to IPR&D were determined using an income approach. Actual cash flows are likely to be different than those assumed.
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
AstraZeneca
In July 2017, Merck and AstraZeneca PLC (AstraZeneca) entered into a global strategic oncology collaboration to co-develop and co-commercialize AstraZeneca’s Lynparza (olaparib) for multiple cancer types. Lynparza is an oral poly (ADP-ribose) polymerase (PARP) inhibitor currently approved for certain types of advanced ovarian, breast, pancreatic and prostate cancers. The companies are jointly developing and commercializing Lynparza, both as monotherapy and in combination trials with other potential medicines. Independently, Merck and AstraZeneca will develop and commercialize Lynparza in combinations with their respective PD-1 and PD-L1 medicines, Keytruda (pembrolizumab) and Imfinzi. The companies will also jointly develop and commercialize AstraZeneca’s Koselugo (selumetinib), an oral, selective inhibitor of MEK, part of the mitogen-activated protein kinase (MAPK) pathway, currently being developed for multiple indications. In April 2020, Koselugo was approved by the U.S. Food and Drug Administration (FDA) for the treatment of pediatric patients two years of age and older with neurofibromatosis type 1 who have symptomatic, inoperable plexiform neurofibromas. Under the terms of the agreement, AstraZeneca and Merck will share the development and commercialization costs for Lynparza and Koselugo monotherapy and non-PD-L1/PD-1 combination therapy opportunities.
Profits from Lynparza and Koselugo product sales generated through monotherapies or combination therapies are shared equally. Merck will fund all development and commercialization costs of Keytruda in combination with Lynparza or Koselugo. AstraZeneca will fund all development and commercialization costs of Imfinzi in combination with Lynparza or Koselugo. AstraZeneca is the principal on Lynparza and Koselugo sales transactions. Merck records its share of Lynparza and Koselugo product sales, net of cost of sales and commercialization costs, as alliance revenue and its share of development costs associated with the collaboration as part of Research and development expenses. Reimbursements received from AstraZeneca for research and development expenses are recognized as reductions to Research and development costs.
As part of the agreement, Merck made an upfront payment to AstraZeneca of $1.6 billion in 2017 and made payments of $750 million over a multi-year period for certain license options. In addition, the agreement provides for additional contingent payments from Merck to AstraZeneca related to the successful achievement of sales-based and regulatory milestones.
In the second quarter of 2020, Merck determined it was probable that sales of Lynparza in the future would trigger $400 million of sales-based milestone payments from Merck to AstraZeneca. Accordingly, Merck recorded a $400 million liability and a corresponding increase to the intangible asset related to Lynparza. Prior to 2020, Merck accrued sales-based milestone payments aggregating $1.0 billion related to Lynparza, of which $200 million and $250 million was paid to AstraZeneca in 2019 and 2018, respectively, and $250 million was paid in the first six months of 2020. Potential future sales-based milestone payments of $2.7 billion have not yet been accrued as they are not deemed by the Company to be probable at this time.
In the second quarter of 2020, Lynparza received regulatory approvals triggering capitalized milestone payments of $135 million from Merck to AstraZeneca. In 2019 and 2018, Lynparza received regulatory approvals triggering capitalized milestone payments of $60 million and $140 million, respectively, in the aggregate from Merck to AstraZeneca. Potential future regulatory milestone payments of $1.4 billion remain under the agreement.
The intangible asset balance related to Lynparza (which includes capitalized sales-based and regulatory milestone payments) was $1.3 billion at June 30, 2020 and is included in Other Intangibles, Net on the Consolidated Balance Sheet. The amount is being amortized over its estimated useful life through 2028 as supported by projected future cash flows, subject to impairment testing.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Summarized financial information related to this collaboration is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2020	2019	2020	2019
Alliance revenue - Lynparza	$178	$111	$323	$190

Cost of sales (1)	137	73	164	92
Selling, general and administrative	39	33	72	59
Research and development	37	33	73	78

($ in millions)			June 30, 2020	December 31, 2019
Receivables from AstraZeneca included in Other current assets			$168	$128
Payables to AstraZeneca included in Accrued and other current liabilities (2)			324	577
Payables to AstraZeneca included in Other Noncurrent Liabilities (2)			400	—
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
In the second quarter of 2020, Merck determined it was probable that sales of Lenvima in the future would trigger sales-based milestone payments aggregating $370 million from Merck to Eisai. Accordingly, Merck recorded a $370 million liability and a corresponding increase to the intangible asset related to Lenvima. Prior to 2020, Merck accrued sales-based milestone payments aggregating $950 million. Of these amounts, $50 million was paid to Eisai in 2019 and an additional $500 million was paid in the first six months of 2020. Potential future sales-based milestone payments of $2.7 billion have not yet been accrued as they are not deemed by the Company to be probable at this time.
In 2018, Lenvima received regulatory approvals triggering capitalized milestone payments of $250 million in the aggregate from Merck to Eisai. Potential future regulatory milestone payments of $135 million remain under the agreement.
The intangible asset balance related to Lenvima (which includes capitalized sales-based and regulatory milestone payments) was $1.2 billion at June 30, 2020 and is included in Other Intangibles, Net on the Consolidated Balance Sheet. The amount is being amortized over its estimated useful life through 2026 as supported by projected future cash flows, subject to impairment testing.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Summarized financial information related to this collaboration is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2020	2019	2020	2019
Alliance revenue - Lenvima	$151	$97	$279	$171

Cost of sales (1)	135	23	170	74
Selling, general and administrative	19	19	31	38
Research and development	56	62	120	109

($ in millions)			June 30, 2020	December 31, 2019
Receivables from Eisai included in Other current assets			$173	$150
Payables to Eisai included in Accrued and other current liabilities (2)			325	700
Payables to Eisai included in Other Noncurrent Liabilities (3)			570	525
(1) Represents amortization of capitalized milestone payments.
(2) Includes accrued milestone and future option payments.
(3) Includes accrued milestone payments.
Bayer AG
In 2014, the Company entered into a worldwide clinical development collaboration with Bayer AG (Bayer) to market and develop soluble guanylate cyclase (sGC) modulators including Bayer’s Adempas (riociguat), which is approved to treat pulmonary arterial hypertension and chronic thromboembolic pulmonary hypertension. The two companies have implemented a joint development and commercialization strategy. The collaboration also includes clinical development of Bayer’s vericiguat, which is in development for the potential treatment of worsening heart failure. Vericiguat is currently under review by the FDA. Under the agreement, Bayer leads commercialization of Adempas in the Americas, while Merck leads commercialization in the rest of the world. For vericiguat, if approved, Bayer will lead commercialization in the rest of world and Merck will lead in the Americas. Both companies share in development costs and profits on sales and have the right to co-promote in territories where they are not the lead. Merck records sales of Adempas in its marketing territories, as well as alliance revenue, which is Merck’s share of profits from the sale of Adempas in Bayer’s marketing territories. In addition, the agreement provides for additional contingent payments from Merck to Bayer related to the successful achievement of sales-based milestones.
Prior to 2020, Merck accrued $725 million of sales-based milestone payments for this collaboration, of which $350 million was paid to Bayer in 2018. There is an additional $400 million potential future sales-based milestone payment that has not yet been accrued as it is not deemed by the Company to be probable at this time.
The intangible asset balance related to this collaboration (which includes the acquired intangible asset balance, as well as capitalized sales-based milestone payments) was $832 million at June 30, 2020 and is included in Other Intangibles, Net on the Consolidated Balance Sheet. The amount is being amortized over its estimated useful life through 2027 as supported by projected future cash flows, subject to impairment testing.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Summarized financial information related to this collaboration is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2020	2019	2020	2019
Alliance revenue - Adempas	$79	$51	$133	$94
Net sales of Adempas recorded by Merck	57	53	113	100
Total sales	$136	$104	$246	$194

Cost of sales (1)	28	29	57	58
Selling, general and administrative	17	11	28	20
Research and development	16	32	41	62

($ in millions)			June 30, 2020	December 31, 2019
Receivables from Bayer included in Other current assets			$62	$49
Payables to Bayer included in Other Noncurrent Liabilities (2)			375	375
(1) Includes amortization of intangible assets.
(2) Represents accrued milestone payment.

4.	Restructuring
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
The Company recorded total pretax costs of $150 million and $159 million in the second quarter of 2020 and 2019, respectively, and $318 million and $346 million for the first six months of 2020 and 2019, respectively, related to restructuring program activities. Since inception of the Restructuring Program through June 30, 2020, Merck has recorded total pretax accumulated costs of approximately $1.2 billion. For segment reporting, restructuring charges are unallocated expenses.
The following tables summarize the charges related to restructuring program activities by type of cost:

	Three Months Ended June 30, 2020				Six Months Ended June 30, 2020
($ in millions)	Separation Costs	Accelerated Depreciation	Other	Total	Separation Costs	Accelerated Depreciation	Other	Total
Cost of sales	$—	$31	$(6)	$25	$—	$56	$37	$93
Selling, general and administrative	—	11	—	11	—	22	—	22
Research and development	—	31	—	31	—	48	—	48
Restructuring costs	35	—	48	83	82	—	73	155
	$35	$73	$42	$150	$82	$126	$110	$318

	Three Months Ended June 30, 2019				Six Months Ended June 30, 2019
($ in millions)	Separation Costs	Accelerated Depreciation	Other	Total	Separation Costs	Accelerated Depreciation	Other	Total
Cost of sales	$—	$64	$1	$65	$—	$98	$1	$99
Selling, general and administrative	—	32	—	32	—	32	—	32
Research and development	—	2	1	3	—	2	1	3
Restructuring costs	25	—	34	59	153	—	59	212
	$25	$98	$36	$159	$153	$132	$61	$346

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
The following table summarizes the charges and spending relating to restructuring program activities for the six months ended June 30, 2020:

($ in millions)	Separation Costs	Accelerated Depreciation	Other	Total
Restructuring reserves January 1, 2020	$690	$—	$69	$759
Expense	82	126	110	318
(Payments) receipts, net	(328)	—	(163)	(491)
Non-cash activity	—	(126)	34	(92)
Restructuring reserves June 30, 2020 (1)	$444	$—	$50	$494

(1)	The remaining cash outlays are expected to be substantially completed by the end of 2023.

5.	Financial Instruments
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

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

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
The Company also uses forward exchange contracts to hedge a portion of its net investment in foreign operations against movements in exchange rates. The forward contracts are designated as hedges of the net investment in a foreign operation. The unrealized gains or losses on these contracts are recorded in foreign currency translation adjustment within OCI and remain in AOCI until either the sale or complete or substantially complete liquidation of the subsidiary. The Company excludes certain portions of the change in fair value of its derivative instruments from the assessment of hedge effectiveness (excluded components). Changes in fair value of the excluded components are recognized in OCI. The Company recognizes in earnings the initial value of the excluded components on a straight-line basis over the life of the derivative instrument, rather than using the mark-to-market approach. The cash flows from these contracts are reported as investing activities in the Condensed Consolidated Statement of Cash Flows.
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
The effects of the Company’s net investment hedges on OCI and the Consolidated Statement of Income are shown below:

	Amount of Pretax (Gain) Loss Recognized in Other Comprehensive Income (1)				Amount of Pretax (Gain) Loss Recognized in Other (income) expense, net for Amounts Excluded from Effectiveness Testing
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2020	2019	2020	2019	2020	2019	2020	2019
Net Investment Hedging Relationships
Foreign exchange contracts	$8	$17	$5	$7	$(4)	$(8)	$(11)	$(15)
Euro-denominated notes	72	28	21	(2)	—	—	—	—
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
In February 2020, five interest rate swaps with notional amounts of $250 million each matured. These swaps effectively converted the Company’s $1.25 billion, 1.85% fixed-rate notes due 2020 to variable rate debt. At June 30, 2020, the Company was a party to 14 pay-floating, receive-fixed interest rate swap contracts designated as fair value hedges of fixed-rate notes in which the notional amounts match the amount of the hedged fixed-rate notes as detailed in the table below.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

	June 30, 2020
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
The table below presents the location of amounts recorded on the Consolidated Balance Sheet related to cumulative basis adjustments for fair value hedges:

	Carrying Amount of Hedged Liabilities		Cumulative Amount of Fair Value Hedging Adjustment Increase (Decrease) Included in the Carrying Amount
($ in millions)	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
Balance Sheet Line Item in which Hedged Item is Included
Loans payable and current portion of long-term debt	$1,160	$1,249	$10	$(1)
Long-Term Debt	2,318	3,409	71	14
Presented in the table below is the fair value of derivatives on a gross basis segregated between those derivatives that are designated as hedging instruments and those that are not designated as hedging instruments:

		June 30, 2020			December 31, 2019
		Fair Value of Derivative		U.S. Dollar Notional	Fair Value of Derivative		U.S. Dollar Notional
($ in millions)	Balance Sheet Caption	Asset	Liability		Asset	Liability
Derivatives Designated as Hedging Instruments
Interest rate swap contracts	Other current assets	$10	$—	$1,150	$—	$—	$—
Interest rate swap contracts	Other Assets	72	—	2,250	15	—	3,400
Interest rate swap contracts	Accrued and other current liabilities	—	—	—	—	1	1,250
Foreign exchange contracts	Other current assets	83	—	4,959	152	—	6,117
Foreign exchange contracts	Other Assets	70	—	1,993	55	—	2,160
Foreign exchange contracts	Accrued and other current liabilities	—	27	1,884	—	22	1,748
Foreign exchange contracts	Other Noncurrent Liabilities	—	1	11	—	1	53
		$235	$28	$12,247	$222	$24	$14,728
Derivatives Not Designated as Hedging Instruments
Foreign exchange contracts	Other current assets	$93	$—	$5,324	$66	$—	$7,245
Foreign exchange contracts	Accrued and other current liabilities	—	103	5,865	—	73	8,693
		$93	$103	$11,189	$66	$73	$15,938
		$328	$131	$23,436	$288	$97	$30,666

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

	June 30, 2020		December 31, 2019
($ in millions)	Asset	Liability	Asset	Liability
Gross amounts recognized in the condensed consolidated balance sheet	$328	$131	$288	$97
Gross amounts subject to offset in master netting arrangements not offset in the condensed consolidated balance sheet	(115)	(115)	(84)	(84)
Cash collateral received	(38)	—	(34)	—
Net amounts	$175	$16	$170	$13

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

The table below provides information regarding the location and amount of pretax (gains) losses of derivatives designated in fair value or cash flow hedging relationships:

	Sales		Other (income) expense, net (1)		Other comprehensive income (loss)		Sales		Other (income) expense, net (1)		Other comprehensive income (loss)
	Three Months Ended June 30,		Three Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2020	2019	2020	2019	2020	2019	2020	2019	2020	2019	2020	2019
Financial Statement Line Items in which Effects of Fair Value or Cash Flow Hedges are Recorded	$10,872	$11,760	$(390)	$140	$(2)	$(16)	$22,929	$22,575	$(318)	$327	$(200)	$183
(Gain) loss on fair value hedging relationships
Interest rate swap contracts
Hedged items	—	—	1	55	—	—	—	—	68	88	—	—
Derivatives designated as hedging instruments	—	—	(8)	(45)	—	—	—	—	(76)	(68)	—	—
Impact of cash flow hedging relationships
Foreign exchange contracts
Amount of (loss) gain recognized in OCI on derivatives	—	—	—	—	(109)	10	—	—	—	—	69	(2)
Increase (decrease) in Sales as a result of AOCI reclassifications	42	75	—	—	(42)	(75)	88	119	—	—	(88)	(119)
Interest rate contracts
Amount of gain recognized in Other (income) expense, net on derivatives	—	—	(1)	(1)	—	—	—	—	(2)	(2)	—	—
Amount of loss recognized in OCI on derivatives	—	—	—	—	(1)	(1)	—	—	—	—	(2)	(5)
(1) Interest expense is a component of Other (income) expense, net.
The table below provides information regarding the income statement effects of derivatives not designated as hedging instruments:

		Amount of Derivative Pretax (Gain) Loss Recognized in Income
		Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	Income Statement Caption	2020	2019	2020	2019
Derivatives Not Designated as Hedging Instruments
Foreign exchange contracts (1)	Other (income) expense, net	$49	$2	$(131)	$120
Foreign exchange contracts (2)	Sales	4	(6)	(3)	4
Interest rate contracts (3)	Other (income) expense, net	9	—	9	—
(1) These derivative contracts mitigate changes in the value of remeasured foreign currency denominated monetary assets and liabilities attributable to changes in foreign currency exchange rates.
(2) These derivative contracts serve as economic hedges of forecasted transactions.
(3) These derivatives serve as economic hedges against rising treasury rates.
At June 30, 2020, the Company estimates $9 million of pretax net unrealized gains on derivatives maturing within the next 12 months that hedge foreign currency denominated sales over that same period will be reclassified from AOCI to Sales. The amount ultimately reclassified to Sales may differ as foreign exchange rates change. Realized gains and losses are ultimately determined by actual exchange rates at maturity.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Investments in Debt and Equity Securities
Information on investments in debt and equity securities is as follows:

	June 30, 2020				December 31, 2019
	Amortized Cost	Gross Unrealized		Fair Value	Amortized Cost	Gross Unrealized		Fair Value
($ in millions)		Gains	Losses			Gains	Losses
U.S. government and agency securities	$74	$—	$—	$74	$266	$3	$—	$269
Foreign government bonds	2	—	—	2	—	—	—	—
Commercial paper	—	—	—	—	668	—	—	668
Corporate notes and bonds	—	—	—	—	608	13	—	621
Asset-backed securities	—	—	—	—	226	1	—	227
Total debt securities	$76	$—	$—	$76	$1,768	$17	$—	$1,785
Publicly traded equity securities (1)				1,307				838
Total debt and publicly traded equity securities				$1,383				$2,623

(1) Unrealized net (gains) losses recognized in Other (income) expense, net on equity securities still held at June 30, 2020 were $(464) million and $(469) million in the second quarter and first six months of 2020, respectively. Unrealized net losses (gains) recognized in Other (income) expense, net on equity securities still held at June 30, 2019 were $39 million and $(75) million in the second quarter and first six months of 2019, respectively.
At June 30, 2020 and June 30, 2019, the Company also had $487 million and $465 million, respectively, of equity investments without readily determinable fair values included in Other Assets. The Company recognizes unrealized gains on these equity investments based on favorable observable price changes from transactions involving similar investments of the same investee and recognizes unrealized losses based on unfavorable observable price changes. During the first six months of 2020, the Company recognized unrealized gains of $18 million and unrealized losses of $3 million in Other (income) expense, net related to these equity investments held at June 30, 2020. During the first six months of 2019, the Company recognized unrealized gains of $4 million and unrealized losses of $10 million in Other (income) expense, net related to these investments held at June 30, 2019. Cumulative unrealized gains and cumulative unrealized losses based on observable prices changes for investments in equity investments without readily determinable fair values still held at June 30, 2020 were $127 million and $24 million, respectively.
Fair Value Measurements
Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The Company uses a fair value hierarchy which maximizes the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value. There are three levels of inputs used to measure fair value with Level 1 having the highest priority and Level 3 having the lowest: Level 1 - Quoted prices (unadjusted) in active markets for identical assets or liabilities; Level 2 - Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; Level 3 - Unobservable inputs that are supported by little or no market activity. Level 3 assets or liabilities are those whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques with significant unobservable inputs, as well as assets or liabilities for which the determination of fair value requires significant judgment or estimation. If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis
Financial assets and liabilities measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements Using				Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
($ in millions)	June 30, 2020				December 31, 2019
Assets
Investments
Foreign government bonds	$—	$2	$—	$2	$—	$—	$—	$—
Commercial paper	—	—	—	—	—	668	—	668
Corporate notes and bonds	—	—	—	—	—	621	—	621
Asset-backed securities (1)	—	—	—	—	—	227	—	227
U.S. government and agency securities	—	—	—	—	—	209	—	209
Publicly traded equity securities	1,249	—	—	1,249	518	—	—	518
	1,249	2	—	1,251	518	1,725	—	2,243
Other assets (2)
U.S. government and agency securities	74	—	—	74	60	—	—	60
Publicly traded equity securities	58	—	—	58	320	—	—	320
	132	—	—	132	380	—	—	380
Derivative assets (3)
Forward exchange contracts	—	142	—	142	—	169	—	169
Purchased currency options	—	104	—	104	—	104	—	104
Interest rate swaps	—	82	—	82	—	15	—	15
	—	328	—	328	—	288	—	288
Total assets	$1,381	$330	$—	$1,711	$898	$2,013	$—	$2,911
Liabilities
Other liabilities
Contingent consideration	$—	$—	$798	$798	$—	$—	$767	$767
Derivative liabilities (3)
Forward exchange contracts	—	128	—	128	—	95	—	95
Written currency options	—	3	—	3	—	1	—	1
Interest rate swaps	—	—	—	—	—	1	—	1
	—	131	—	131	—	97	—	97
Total liabilities	$—	$131	$798	$929	$—	$97	$767	$864

(1)
Primarily all of the asset-backed securities were highly rated (Standard & Poor’s rating of AAA and Moody’s Investors Service rating of Aaa), secured primarily by auto loan, credit card and student loan receivables, with weighted-average lives of primarily 5 years or less.

(2)	Investments included in other assets are restricted as to use, including for the payment of benefits under employee benefit plans.

(3)	The fair value determination of derivatives includes the impact of the credit risk of counterparties to the derivatives and the Company’s own credit risk, the effects of which were not significant.
As of June 30, 2020 and December 31, 2019, Cash and cash equivalents included $10.4 billion and $8.9 billion of cash equivalents, respectively (which would be considered Level 2 in the fair value hierarchy).

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Contingent Consideration
Summarized information about the changes in liabilities for contingent consideration associated with business acquisitions is as follows:

	Six Months Ended June 30,
($ in millions)	2020	2019
Fair value January 1	$767	$788
Additions	97	—
Changes in estimated fair value (1)	40	50
Payments	(106)	(85)
Fair value June 30 (2)(3)	$798	$753
(1) Recorded in Cost of sales, Research and development expenses, and Other (income) expense, net. Includes cumulative translation adjustments.
(2) Balance at June 30, 2020 includes $138 million recorded as a current liability for amounts expected to be paid within the next 12 months.
(3) At June 30, 2020 and December 31, 2019, $608 million and $625 million, respectively, of the liabilities relate to the termination of the Sanofi-Pasteur MSD joint venture in 2016. As part of the termination, Merck recorded a liability for contingent future royalty payments of 11.5% on net sales of all Merck products that were previously sold by the joint venture through December 31, 2024. The fair value of this liability is determined utilizing the estimated amount and timing of projected cash flows using a risk-adjusted discount rate of 8% to present value the cash flows.
The additions to contingent consideration in 2020 relate to the acquisition of Themis (see Note 2). The payments of contingent consideration in both periods relate to liabilities recorded in connection with the termination of the Sanofi-Pasteur MSD joint venture in 2016.
Other Fair Value Measurements
Some of the Company’s financial instruments, such as cash and cash equivalents, receivables and payables, are reflected in the balance sheet at carrying value, which approximates fair value due to their short-term nature.
The estimated fair value of loans payable and long-term debt (including current portion) at June 30, 2020, was $34.5 billion compared with a carrying value of $30.9 billion and at December 31, 2019, was $28.8 billion compared with a carrying value of $26.3 billion. Fair value was estimated using recent observable market prices and would be considered Level 2 in the fair value hierarchy.
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
The Company has accounts receivable factoring agreements with financial institutions in certain countries to sell accounts receivable. The Company factored $1.9 billion and $2.7 billion of accounts receivable in the second quarter of 2020 and the fourth quarter of 2019, respectively, under these factoring arrangements, which reduced outstanding accounts receivable. The cash received from the financial institutions is reported within operating activities in the Consolidated Statement of Cash Flows. In certain of these factoring arrangements, for ease of administration, the Company will collect customer payments related to the factored receivables, which it then remits to the financial institutions. The net cash flows relating to these collections are reported as financing activities in the Consolidated Statement of Cash Flows. The cost of factoring such accounts receivable was de minimis.
Derivative financial instruments are executed under International Swaps and Derivatives Association master agreements. The master agreements with several of the Company’s financial institution counterparties also include credit support annexes. These annexes contain provisions that require collateral to be exchanged depending on the value of the derivative assets and liabilities, the Company’s credit rating, and the credit rating of the counterparty. Cash collateral received by the Company from various counterparties was $38 million and $34 million at June 30, 2020 and December 31, 2019, respectively. The obligation to return such collateral is recorded in Accrued and other current liabilities. No cash collateral was advanced by the Company to counterparties as of June 30, 2020 or December 31, 2019.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

6.	Inventories
Inventories consisted of:

($ in millions)	June 30, 2020	December 31, 2019
Finished goods	$2,032	$1,772
Raw materials and work in process	5,874	5,650
Supplies	190	207
Total (approximates current cost)	8,096	7,629
Decrease to LIFO cost	(119)	(171)
	$7,977	$7,458
Recognized as:
Inventories	$6,056	$5,978
Other assets	1,921	1,480

Amounts recognized as Other Assets are comprised almost entirely of raw materials and work in process inventories. At June 30, 2020 and December 31, 2019, these amounts included $1.7 billion and $1.3 billion, respectively, of inventories not expected to be sold within one year. In addition, these amounts included $266 million and $168 million at June 30, 2020 and December 31, 2019, respectively, of inventories produced in preparation for product launches.

7.	Long-Term Debt
In June 2020, the Company issued $4.5 billion principal amount of senior unsecured notes consisting of $1.0 billion of 0.75% notes due 2026, $1.25 billion of 1.45% notes due 2030, $1.0 billion of 2.35% notes due 2040 and $1.25 billion of 2.45% notes due 2050. Merck intends to use the net proceeds from the offering for general corporate purposes, including without limitation the repayment of outstanding commercial paper borrowings and other indebtedness with upcoming maturities.

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
Product Liability Litigation
Fosamax
As previously disclosed, Merck is a defendant in product liability lawsuits in the United States involving Fosamax (Fosamax Litigation). As of June 30, 2020, approximately 3,590 cases are pending against Merck in either federal or state court. Plaintiffs in the vast majority of these cases generally allege that they sustained femur fractures and/or other bone injuries (Femur Fractures) in association with the use of Fosamax.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

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
In August 2013, the Femur Fracture MDL court entered an order requiring plaintiffs in the Femur Fracture MDL to show cause why those cases asserting claims for a femur fracture injury that took place prior to September 14, 2010, should not be dismissed based on the court’s preemption decision in the Glynn case. Pursuant to the show cause order, in March 2014, the Femur Fracture MDL court dismissed with prejudice approximately 650 cases on preemption grounds. Plaintiffs in approximately 515 of those cases appealed that decision to the U.S. Court of Appeals for the Third Circuit (Third Circuit). In March 2017, the Third Circuit issued a decision reversing the Femur Fracture MDL court’s preemption ruling and remanding the appealed cases back to the Femur Fracture MDL court. In May 2019, the U.S. Supreme Court decided that the Third Circuit had incorrectly concluded that the issue of preemption should be resolved by a jury, and accordingly vacated the judgment of the Third Circuit and remanded the proceedings back to the Third Circuit to address the issue in a manner consistent with the Supreme Court’s opinion. In November 2019, the Third Circuit remanded the cases back to the District Court in order to allow that court to determine in the first instance whether the plaintiffs’ state law claims are preempted by federal law under the standards described by the Supreme Court in its opinion. Briefing on the issue is closed, and the parties await the decision of the District Court.
Accordingly, as of June 30, 2020, approximately 970 cases were actively pending in the Femur Fracture MDL.
As of June 30, 2020, approximately 2,345 cases alleging Femur Fractures have been filed in New Jersey state court and are pending before Judge James Hyland in Middlesex County. The parties selected an initial group of cases to be reviewed through fact discovery, and Merck has continued to select additional cases to be reviewed.
As of June 30, 2020, approximately 275 cases alleging Femur Fractures have been filed and are pending in California state court. All of the Femur Fracture cases filed in California state court have been coordinated before a single judge in Orange County, California.
Additionally, there are four Femur Fracture cases pending in other state courts.
Discovery is presently stayed in the Femur Fracture MDL and in the state court in California. Merck intends to defend against these lawsuits.
Januvia/Janumet
As previously disclosed, Merck is a defendant in product liability lawsuits in the United States involving Januvia and/or Janumet. As of June 30, 2020, Merck is aware of approximately 1,440 product users alleging that Januvia and/or Janumet caused the development of pancreatic cancer and other injuries.
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
Plaintiffs appealed in both forums. In November 2017, the U.S. Court of Appeals for the Ninth Circuit vacated the judgment and remanded for further discovery. In November 2018, the California state appellate court reversed and remanded on similar grounds. In March 2019, the parties in the MDL and the California coordinated proceedings agreed to coordinate and adopt a schedule for completing discovery on general causation and preemption issues and for renewing summary judgment and Daubert motions. Under the stipulated case management schedule, the hearings for Daubert and summary judgment motions are expected to take place in the second half of 2020.
As of June 30, 2020, six product users have claims pending against Merck in state courts other than California, including Illinois. In June 2017, the Illinois trial court denied Merck’s motion for summary judgment based on federal preemption. Merck appealed, and the Illinois appellate court affirmed in December 2018. Merck filed a petition for leave to appeal to the Illinois Supreme Court in February 2019. In April 2019, the Illinois Supreme Court stayed consideration of the pending petition to appeal until the U.S. Supreme Court issued its opinion in Merck Sharp & Dohme Corp. v. Albrecht (relating to the Fosamax matter discussed above). Merck filed the opinion in Albrecht with the Illinois Supreme Court in June 2019. The petition for leave to appeal was decided in September 2019, in which the Illinois Supreme Court directed the intermediate appellate court to reconsider its earlier ruling. The Illinois Appellate Court issued a favorable decision concluding, consistent with Albrecht, that preemption presents a legal question to be resolved by the court.
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
Governmental Proceedings
On June 17, 2020, Merck received a Civil Investigative Demand (CID) from the U.S. Department of Justice. The CID requests answers to interrogatories, as well as various documents, regarding temperature excursions at a third-party storage facility containing certain Merck products. Merck is cooperating with the government’s investigation and intends to produce information and/or documents as necessary in response to the CID.
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
Commercial and Other Litigation
Zetia Antitrust Litigation
As previously disclosed, Merck, MSD, Schering Corporation and MSP Singapore Company LLC (collectively, the Merck Defendants) are defendants in putative class action and opt-out lawsuits filed in 2018 on behalf of direct and indirect purchasers of Zetia alleging violations of federal and state antitrust laws, as well as other state statutory and common law causes of action. The cases have been consolidated for pretrial purposes in a federal multidistrict litigation before Judge Rebecca Beach Smith in the Eastern District of Virginia. In December 2018, the court denied the Merck Defendants’ motions to dismiss or stay the direct purchaser putative class actions pending bilateral arbitration. In August 2019, the district court adopted in full the report and recommendation of the magistrate judge with respect to the Merck Defendants’ motions to dismiss on non-arbitration issues, thereby granting in part and denying in part Merck Defendants’ motions to dismiss. In addition, in June 2019, the representatives of the putative direct purchaser class filed an amended complaint, and in August 2019, retailer opt-out plaintiffs filed an amended complaint. The Merck Defendants moved to dismiss the new allegations in both complaints. In October 2019, the magistrate judge issued a report and recommendation recommending that the district judge grant the motions in their entirety. In December 2019, the district court adopted this report and recommendation in part. The district court granted the Merck Defendants’ motion to dismiss to the extent the motion sought dismissal of claims for overcharges paid by entities that purchased generic ezetimibe from Par Pharmaceutical, Inc. (Par Pharmaceutical) and dismissed any claims for such overcharges. In November 2019, the direct purchaser plaintiffs and the indirect purchaser plaintiffs filed motions for class certification. On June 18, 2020, the magistrate judge issued a report and recommendation recommending that the district judge grant in part the direct purchasers’ motion for class certification and certify a class of 35 direct purchasers. On July 2, 2020, defendants objected to the report and recommendation. The indirect purchasers’ class certification motion is still pending before the magistrate judge. Trial in this matter has been rescheduled to begin on February 23, 2021.
Patent Litigation
From time to time, generic manufacturers of pharmaceutical products file abbreviated New Drug Applications (NDAs) with the FDA seeking to market generic forms of the Company’s products prior to the expiration of relevant patents owned by the Company. To protect its patent rights, the Company may file patent infringement lawsuits against such generic companies. Similar lawsuits defending the Company’s patent rights may exist in other countries. The Company intends to vigorously defend its patents, which it believes are valid, against infringement by companies attempting to market products prior to the expiration of such patents. As with any litigation, there can be no assurance of the outcomes, which, if adverse, could result in significantly shortened periods of exclusivity for these products and, with respect to products acquired through acquisitions, potentially significant intangible asset impairment charges.
Bridion — Between January and March 2020, the Company received multiple Paragraph IV Certification Letters under the Hatch-Waxman Act notifying the Company that generic drug companies have filed applications to the FDA seeking pre-patent expiry approval to sell generic versions of Bridion (sugammadex) Injection. In March and April 2020, the Company filed patent

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

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
The Company has settled with five generic companies such that these generic companies can bring their products to the market in November 2026 or earlier under certain circumstances.
In October 2019, Mylan filed a petition for Inter Partes Review (IPR) at the United States Patent and Trademark Office (USPTO) seeking invalidity of some, but not all, of the claims of the 2026 patent. The USPTO instituted IPR proceedings in May 2020, finding a reasonable likelihood that the challenged claims are not valid. A trial is scheduled for February 2021 and a final decision is expected in May 2021. After institution, three additional IPR petitions were filed by Teva Pharmaceuticals USA, Inc., Dr. Reddy’s Laboratories, Inc., and Sun Pharmaceutical Industries Ltd., as well as related entities, which requested joinder with Mylan’s IPR proceedings. If the challenges are successful, the unchallenged claims of the 2026 patent will remain valid, subject to the Court proceedings described above.
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
Legal Defense Reserves
Legal defense costs expected to be incurred in connection with a loss contingency are accrued when probable and reasonably estimable. Some of the significant factors considered in the review of these legal defense reserves are as follows: the actual costs incurred by the Company; the development of the Company’s legal defense strategy and structure in light of the scope of its litigation; the number of cases being brought against the Company; the costs and outcomes of completed trials and the most current information regarding anticipated timing, progression, and related costs of pre-trial activities and trials in the associated litigation. The amount of legal defense reserves as of June 30, 2020 and December 31, 2019 of approximately $265 million and $240 million, respectively, represents the Company’s best estimate of the minimum amount of defense costs to be incurred in connection with its outstanding litigation; however, events such as additional trials and other events that could arise in the course of its litigation could affect the ultimate amount of legal defense costs to be incurred by the Company. The Company will continue to monitor its legal defense costs and review the adequacy of the associated reserves and may determine to increase the reserves at any time in the future if, based upon the factors set forth, it believes it would be appropriate to do so.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

9.	Equity

	Three Months Ended June 30,
	Common Stock		Other Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Non- controlling Interests	Total
($ and shares in millions except per share amounts)	Shares	Par Value				Shares	Cost
Balance at April 1, 2019	3,577	$1,788	$38,768	$44,065	$(5,346)	994	$(51,736)	$131	$27,670
Net income attributable to Merck & Co., Inc.	—	—	—	2,670	—	—	—	—	2,670
Other comprehensive loss, net of taxes	—	—	—	—	(16)	—	—	—	(16)
Cash dividends declared on common stock ($0.55 per share)	—	—	—	(1,440)	—	—	—	—	(1,440)
Treasury stock shares purchased	—	—	1,000	—	—	24	(2,235)	—	(1,235)
Share-based compensation plans and other	—	—	(284)	—	—	(8)	401	—	117
Net loss attributable to noncontrolling interests	—	—	—	—	—	—	—	(26)	(26)
Other changes in noncontrolling interests	—	—	—	—	—	—	—	(3)	(3)
Balance at June 30, 2019	3,577	$1,788	$39,484	$45,295	$(5,362)	1,010	$(53,570)	$102	$27,737
Balance at April 1, 2020	3,577	$1,788	$39,697	$48,272	$(6,391)	1,053	$(57,161)	$95	$26,300
Net income attributable to Merck & Co., Inc.	—	—	—	3,002	—	—	—	—	3,002
Other comprehensive loss, net of taxes	—	—	—	—	(2)	—	—	—	(2)
Cash dividends declared on common stock ($0.61 per share)	—	—	—	(1,550)	—	—	—	—	(1,550)
Share-based compensation plans and other	—	—	(324)	—	—	(5)	311	—	(13)
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	8	8
Distributions attributable to noncontrolling interests	—	—	—	—	—	—	—	(1)	(1)
Balance at June 30, 2020	3,577	$1,788	$39,373	$49,724	$(6,393)	1,048	$(56,850)	$102	$27,744

	Six Months Ended June 30,
	Common Stock		Other Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Non- controlling Interests	Total
($ and shares in millions except per share amounts)	Shares	Par Value				Shares	Cost
Balance at January 1, 2019	3,577	$1,788	$38,808	$42,579	$(5,545)	985	$(50,929)	$181	$26,882
Net income attributable to Merck & Co., Inc.	—	—	—	5,585	—	—	—	—	5,585
Other comprehensive income, net of taxes	—	—	—	—	183	—	—	—	183
Cash dividends declared on common stock ($1.10 per share)	—	—	—	(2,869)	—	—	—	—	(2,869)
Treasury stock shares purchased	—	—	1,000	—	—	38	(3,325)	—	(2,325)
Share-based compensation plans and other	—	—	(324)	—	—	(13)	684	—	360
Net loss attributable to noncontrolling interests	—	—	—	—	—	—	—	(79)	(79)
Balance at June 30, 2019	3,577	$1,788	$39,484	$45,295	$(5,362)	1,010	$(53,570)	$102	$27,737
Balance at January 1, 2020	3,577	$1,788	$39,660	$46,602	$(6,193)	1,038	$(55,950)	$94	$26,001
Net income attributable to Merck & Co., Inc.	—	—	—	6,221	—	—	—	—	6,221
Other comprehensive loss, net of taxes	—	—	—	—	(200)	—	—	—	(200)
Cash dividends declared on common stock ($1.22 per share)	—	—	—	(3,099)	—	—	—	—	(3,099)
Treasury stock shares purchased	—	—	—	—	—	16	(1,281)	—	(1,281)
Share-based compensation plans and other	—	—	(287)	—	—	(6)	381	—	94
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	8	8
Balance at June 30, 2020	3,577	$1,788	$39,373	$49,724	$(6,393)	1,048	$(56,850)	$102	$27,744

10.	Share-Based Compensation Plans
The Company has share-based compensation plans under which the Company grants restricted stock units (RSUs) and performance share units (PSUs) to certain management level employees. In addition, employees and non-employee directors may be granted options to purchase shares of Company common stock at the fair market value at the time of grant.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

The following table provides the amounts of share-based compensation cost recorded in the Condensed Consolidated Statement of Income:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2020	2019	2020	2019
Pretax share-based compensation expense	$121	$111	$229	$204
Income tax benefit	(16)	(15)	(31)	(28)
Total share-based compensation expense, net of taxes	$105	$96	$198	$176

During the first six months of 2020, the Company granted 6 million RSUs with a weighted-average grant date fair value of $77.74 per RSU and during the first six months of 2019 granted 6 million RSUs with a weighted-average grant date fair value of $76.31 per RSU. During the first six months of 2020, the Company granted 773 thousand PSUs with a weighted-average grant date fair value of $75.22 per PSU and during the first six months of 2019 granted 609 thousand PSUs with a weighted-average grant date fair value of $90.50 per PSU.
During the first six months of 2020, the Company granted 4 million stock options with a weighted-average exercise price of $77.67 per option and during the first six months of 2019 granted 3 million stock options with a weighted-average exercise price of $80.00 per option. The weighted-average fair value of options granted during the first six months of 2020 and 2019 was $9.93 and $10.63 per option, respectively, and was determined using the following assumptions:

	Six Months Ended June 30,
	2020	2019
Expected dividend yield	3.1%	3.2%
Risk-free interest rate	0.4%	2.4%
Expected volatility	22.1%	18.7%
Expected life (years)	5.8	5.9

At June 30, 2020, there was $908 million of total pretax unrecognized compensation expense related to nonvested stock options, RSU and PSU awards which will be recognized over a weighted-average period of 2.2 years. For segment reporting, share-based compensation costs are unallocated expenses.

11.	Pension and Other Postretirement Benefit Plans
The Company has defined benefit pension plans covering eligible employees in the United States and in certain of its international subsidiaries. The net periodic benefit cost of such plans consisted of the following components:

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
($ in millions)	U.S.	International	U.S.	International	U.S.	International	U.S.	International
Service cost	$88	$74	$74	$60	$175	$148	$144	$120
Interest cost	109	33	113	44	217	68	228	89
Expected return on plan assets	(195)	(101)	(205)	(107)	(388)	(205)	(411)	(214)
Amortization of unrecognized prior service credit	(12)	(3)	(12)	(3)	(25)	(6)	(25)	(6)
Net loss amortization	76	31	35	16	152	62	70	31
Termination benefits	1	—	3	1	4	1	5	1
Curtailments	—	—	—	—	2	(1)	1	—
Settlements	9	2	—	—	9	2	—	—
	$76	$36	$8	$11	$146	$69	$12	$21
The Company now anticipates contributing approximately $220 million to its U.S. pension plans in 2020, of which $170 million was contributed in the first half of the year.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

The Company provides medical benefits, principally to its eligible U.S. retirees and similar benefits to their dependents, through its other postretirement benefit plans. The net credit of such plans consisted of the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2020	2019	2020	2019
Service cost	$13	$12	$26	$24
Interest cost	14	18	29	35
Expected return on plan assets	(19)	(18)	(37)	(36)
Amortization of unrecognized prior service credit	(22)	(21)	(45)	(43)
Curtailments	—	(1)	(1)	(1)
	$(14)	$(10)	$(28)	$(21)

In connection with restructuring actions (see Note 4), termination charges were recorded on pension plans related to expanded eligibility for certain employees exiting Merck. Also, in connection with these restructuring actions, curtailments were recorded on pension and other postretirement benefit plans and settlements were recorded on certain U.S. and international pension plans as reflected in the tables above.
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

12.	Other (Income) Expense, Net
Other (income) expense, net, consisted of:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2020	2019	2020	2019
Interest income	$(14)	$(75)	$(39)	$(164)
Interest expense	209	233	421	442
Exchange losses	24	27	78	128
Income from investments in equity securities, net (1)	(551)	(58)	(603)	(32)
Net periodic defined benefit plan (credit) cost other than service cost	(80)	(140)	(170)	(281)
Other, net	22	153	(5)	234
	$(390)	$140	$(318)	$327

(1)
Includes net realized and unrealized gains and losses from investments in equity securities either owned directly or through ownership interests in investment funds. Unrealized gains and losses from investments that are directly owned are determined at the end of the reporting period, while ownership interests in investment funds are accounted for on a one quarter lag. The Company estimates that gains of approximately $300 million will be recognized in the third quarter of 2020 from ownership interests in investment funds.

The decline in interest income in the second quarter and first six months of 2020 reflects lower investments and lower interest rates. The lower exchange losses in the first six months of 2020 reflect losses on forward exchange contracts in 2019 related to the acquisition of Antelliq. The increase in income from investments in equity securities, net, in both the second quarter and first six months of 2020 was driven primarily by the recognition of unrealized gains on certain investments, most of which relate to Moderna, Inc., as well as NGM Biopharmaceuticals, Inc.
Other, net (as reflected in the table above) in the second quarter and first six months of 2019 includes $78 million and $162 million, respectively, of goodwill impairment charges related to certain businesses in the Healthcare Services segment.
Interest paid for the six months ended June 30, 2020 and 2019 was $387 million and $356 million, respectively.

13.	Taxes on Income
The effective income tax rates of 14.5% and 18.9% for the second quarter of 2020 and 2019, respectively, and 15.3% and 13.0% for the first six months of 2020 and 2019, respectively, reflect the impacts of acquisition and divestiture-related costs and restructuring costs, partially offset by the beneficial impact of foreign earnings. In addition, the effective income tax rate for the first six months of 2019 reflects the favorable impact of a $360 million net tax benefit related to the settlement of certain federal income tax matters.

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

14.	Earnings Per Share
The calculations of earnings per share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ and shares in millions except per share amounts)	2020	2019	2020	2019
Net income attributable to Merck & Co., Inc.	$3,002	$2,670	$6,221	$5,585
Average common shares outstanding	2,527	2,574	2,531	2,579
Common shares issuable (1)	9	14	11	17
Average common shares outstanding assuming dilution	2,536	2,588	2,542	2,596
Basic earnings per common share attributable to Merck & Co., Inc. common shareholders	$1.19	$1.04	$2.46	$2.17
Earnings per common share assuming dilution attributable to Merck & Co., Inc. common shareholders	$1.18	$1.03	$2.45	$2.15

(1)	Issuable primarily under share-based compensation plans.
For the second quarter of 2020 and 2019, 8 million and 3 million, respectively, and for both the first six months of 2020 and 2019, 4 million of common shares issuable under share-based compensation plans were excluded from the computation of earnings per common share assuming dilution because the effect would have been antidilutive.

15.	Other Comprehensive Income (Loss)
Changes in AOCI by component are as follows:

	Three Months Ended June 30,
($ in millions)	Derivatives		Investments		Employee Benefit Plans		Cumulative Translation Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance April 1, 2019, net of taxes	$118		$4		$(3,541)		$(1,927)	$(5,346)
Other comprehensive income (loss) before reclassification adjustments, pretax	10		55		—		(25)	40
Tax	(2)		—		—		6	4
Other comprehensive income (loss) before reclassification adjustments, net of taxes	8		55		—		(19)	44
Reclassification adjustments, pretax	(76)	(1)	(11)	(2)	14	(3)	—	(73)
Tax	16		—		(3)		—	13
Reclassification adjustments, net of taxes	(60)		(11)		11		—	(60)
Other comprehensive income (loss), net of taxes	(52)		44		11		(19)	(16)
Balance June 30, 2019, net of taxes	$66		$48		$(3,530)		$(1,946)	$(5,362)
Balance April 1, 2020, net of taxes	$135		$—		$(4,201)		$(2,325)	$(6,391)
Other comprehensive income (loss) before reclassification adjustments, pretax	(110)		—		(21)		63	(68)
Tax	23		—		6		16	45
Other comprehensive income (loss) before reclassification adjustments, net of taxes	(87)		—		(15)		79	(23)
Reclassification adjustments, pretax	(42)	(1)	—		69	(3)	—	27
Tax	9		—		(15)		—	(6)
Reclassification adjustments, net of taxes	(33)		—		54		—	21
Other comprehensive income (loss), net of taxes	(120)		—		39		79	(2)
Balance June 30, 2020, net of taxes	$15		$—		$(4,162)		$(2,246)	$(6,393)

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

	Six Months Ended June 30,
($ in millions)	Derivatives		Investments		Employee Benefit Plans		Cumulative Translation Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance January 1, 2019, net of taxes	$166		$(78)		$(3,556)		$(2,077)	$(5,545)
Other comprehensive income (loss) before reclassification adjustments, pretax	(3)		131		(1)		131	258
Tax	1		—		6		—	7
Other comprehensive income (loss) before reclassification adjustments, net of taxes	(2)		131		5		131	265
Reclassification adjustments, pretax	(124)	(1)	(5)	(2)	28	(3)	—	(101)
Tax	26		—		(7)		—	19
Reclassification adjustments, net of taxes	(98)		(5)		21		—	(82)
Other comprehensive income (loss), net of taxes	(100)		126		26		131	183
Balance June 30, 2019, net of taxes	$66		$48		$(3,530)		$(1,946)	$(5,362)
Balance January 1, 2020, net of taxes	$31		$18		$(4,261)		$(1,981)	$(6,193)
Other comprehensive income (loss) before reclassification adjustments, pretax	68		3		(21)		(270)	(220)
Tax	(14)		—		11		5	2
Other comprehensive income (loss) before reclassification adjustments, net of taxes	54		3		(10)		(265)	(218)
Reclassification adjustments, pretax	(89)	(1)	(21)	(2)	138	(3)	—	28
Tax	19		—		(29)		—	(10)
Reclassification adjustments, net of taxes	(70)		(21)		109		—	18
Other comprehensive income (loss), net of taxes	(16)		(18)		99		(265)	(200)
Balance June 30, 2020, net of taxes	$15		$—		$(4,162)		$(2,246)	$(6,393)

(1)	Relates to foreign currency cash flow hedges that were reclassified from AOCI to Sales.
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

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Sales of the Company’s products were as follows:

	Three Months Ended June 30,						Six Months Ended June 30,
	2020			2019			2020			2019
($ in millions)	U.S.	Int’l	Total	U.S.	Int’l	Total	U.S.	Int’l	Total	U.S.	Int’l	Total
Pharmaceutical:
Oncology
Keytruda	$2,043	$1,345	$3,388	$1,498	$1,136	$2,634	$3,949	$2,722	$6,672	$2,782	$2,121	$4,903
Alliance revenue - Lynparza (1)	105	73	178	66	45	111	190	133	323	116	74	190
Alliance revenue - Lenvima (1)	98	53	151	54	43	97	188	91	279	104	67	171
Emend	6	27	33	67	54	121	11	65	76	130	107	237
Vaccines
Gardasil/Gardasil 9	168	488	656	456	430	886	629	1,124	1,753	818	906	1,724
ProQuad/M-M-R II/Varivax	263	115	378	500	174	675	596	217	813	843	328	1,171
RotaTeq	100	68	168	104	68	172	241	150	391	258	125	383
Pneumovax 23	21	96	117	123	47	170	203	170	373	248	107	355
Vaqta	17	11	28	38	20	58	47	41	88	67	39	105
Hospital Acute Care
Bridion	107	117	224	129	149	278	250	274	524	248	285	533
Noxafil	6	67	73	100	93	193	14	154	168	191	192	383
Prevymis	28	35	63	19	18	38	55	68	123	37	33	70
Primaxin	1	63	64	—	70	71	1	114	115	1	129	130
Invanz	—	43	43	18	60	78	6	102	108	31	118	150
Cancidas	(2)	45	43	3	64	67	1	98	98	4	125	129
Cubicin	10	21	32	22	45	67	25	53	78	64	91	155
Zerbaxa	17	15	32	13	14	27	37	32	69	25	28	53
Immunology
Simponi	—	191	191	—	214	214	—	406	406	—	422	422
Remicade	—	73	73	—	98	98	—	160	160	—	221	221
Neuroscience
Belsomra	22	61	84	21	55	76	49	114	163	45	98	143
Virology
Isentress/Isentress HD	76	120	196	94	153	247	151	290	441	202	300	502
Zepatier	15	24	39	39	68	108	33	62	94	72	149	221
Cardiovascular
Zetia	(1)	138	137	6	150	156	(4)	285	282	6	290	296
Vytorin	2	37	39	3	73	76	5	86	92	6	167	174
Atozet	—	115	115	—	92	92	—	238	238	—	186	186
Alliance revenue - Adempas (2)	73	6	79	49	2	51	122	11	133	89	5	94
Adempas	—	57	57	—	53	53	—	113	113	—	100	100
Diabetes
Januvia	413	441	854	471	437	908	768	860	1,628	855	877	1,732
Janumet	143	348	490	166	366	533	256	737	993	333	730	1,063
Women’s Health
Implanon/Nexplanon	87	44	132	136	48	183	237	90	326	285	98	382
NuvaRing	35	28	63	206	34	240	61	65	126	391	68	459
Diversified Brands
Singulair	4	96	100	8	153	160	9	246	255	13	338	352
Cozaar/Hyzaar	4	94	98	6	103	109	12	189	200	10	202	213
Arcoxia	—	65	65	—	75	75	—	135	135	—	149	149
Nasonex	4	45	49	(1)	73	72	10	110	120	(2)	170	168
Follistim AQ	20	24	44	24	39	63	40	45	85	53	67	121
Other pharmaceutical (3)	385	720	1,103	369	837	1,203	792	1,500	2,293	697	1,589	2,283
Total Pharmaceutical segment sales	4,270	5,409	9,679	4,807	5,653	10,460	8,984	11,350	20,334	9,022	11,101	20,123
Animal Health:
Livestock	122	526	648	145	526	671	284	1,102	1,386	261	1,021	1,282
Companion Animals	220	233	453	190	263	453	442	486	928	367	500	867
Total Animal Health segment sales	342	759	1,101	335	789	1,124	726	1,588	2,314	628	1,521	2,149
Other segment sales (4)	—	—	—	47	—	48	23	—	23	86	—	87
Total segment sales	4,612	6,168	10,780	5,189	6,442	11,632	9,733	12,938	22,671	9,736	12,622	22,359
Other (5)	22	70	92	4	125	128	38	220	258	12	206	216
	$4,634	$6,238	$10,872	$5,193	$6,567	$11,760	$9,771	$13,158	$22,929	$9,748	$12,828	$22,575
U.S. plus international may not equal total due to rounding.

(1)	Alliance revenue represents Merck’s share of profits, which are product sales net of cost of sales and commercialization costs (see Note 3).

(2)	Alliance revenue represents Merck’s share of profits from sales in Bayer’s marketing territories, which are product sales net of cost of sales and commercialization costs (see Note 3).

(3)	Other pharmaceutical primarily reflects sales of other human health pharmaceutical products, including products within the franchises not listed separately.

(4)	Represents sales for the Healthcare Services segment. All the businesses in the Healthcare Services segment were divested as of March 31, 2020.

(5)
Other is primarily comprised of miscellaneous corporate revenues, including revenue hedging activities, as well as third-party manufacturing sales. Other in the first six months of 2020 and 2019 also includes approximately $85 million and $15 million, respectively, related to the sale of the marketing rights for certain products.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Product sales are recorded net of the provision for discounts, including chargebacks, which are customer discounts that occur when a contracted customer purchases through an intermediary wholesale purchaser, and rebates that are owed based upon definitive contractual agreements or legal requirements with private sector and public sector (Medicaid and Medicare Part D) benefit providers, after the final dispensing of the product by a pharmacy to a benefit plan participant. These discounts, in the aggregate, reduced U.S. sales by $3.0 billion and $2.9 billion for the three months ended June 30, 2020 and 2019, respectively, and $6.2 billion and $5.5 billion for the six months ended June 30, 2020 and 2019, respectively.
Consolidated sales by geographic area where derived are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2020	2019	2020	2019
United States	$4,634	$5,193	$9,771	$9,748
Europe, Middle East and Africa	3,071	3,163	6,605	6,265
China	834	763	1,699	1,509
Japan	867	921	1,678	1,720
Asia Pacific (other than China and Japan)	666	716	1,394	1,461
Latin America	510	658	1,066	1,219
Other	290	346	716	653
	$10,872	$11,760	$22,929	$22,575

A reconciliation of segment profits to Income before taxes is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2020	2019	2020	2019
Segment profits:
Pharmaceutical segment	$6,560	$7,115	$14,036	$13,690
Animal Health segment	407	405	885	820
Other segment	—	(2)	2	—
Total segment profits	6,967	7,518	14,923	14,510
Other profits	61	94	200	124
Unallocated:
Interest income	14	75	39	164
Interest expense	(209)	(233)	(421)	(442)
Depreciation and amortization	(390)	(427)	(772)	(786)
Research and development	(1,994)	(2,093)	(4,092)	(3,935)
Amortization of purchase accounting adjustments	(299)	(378)	(594)	(775)
Restructuring costs	(83)	(59)	(155)	(212)
Other unallocated, net	(548)	(1,238)	(1,771)	(2,322)
	$3,519	$3,259	$7,357	$6,326

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

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Planned Spin-Off of Women’s Health, Legacy Brands and Biosimilars into New Company
In February 2020, Merck announced its intention to spin-off products from its women’s health, legacy brands and biosimilars businesses into a new, independent, publicly traded company named Organon & Co. (Organon) through a distribution of Organon’s publicly traded stock to Company shareholders. The distribution is expected to qualify as tax-free to the Company and its shareholders for U.S. federal income tax purposes. The legacy brands included in the transaction consist of dermatology, non-opioid pain, respiratory, and select cardiovascular products including Zetia (ezetimibe) and Vytorin (ezetimibe and simvastatin), as well as the rest of Merck’s diversified brands franchise. Merck’s existing research pipeline programs will continue to be owned and developed within Merck as planned. Organon will have development capabilities initially focused on late-stage development and life-cycle management and is expected over time to develop research capabilities in selected therapeutic areas. The spin-off is expected to be completed in the first half of 2021, subject to market and certain other conditions. Subsequent to the spin-off, the historical results of the women’s health, legacy brands and biosimilars businesses will be reflected as discontinued operations in the Company’s consolidated financial statements.
Recent Developments
Business Developments
Below is a summary of significant business development activity in the first six months of 2020. See Note 2 to the condensed consolidated financial statements for additional information.
In July 2020, Merck acquired the U.S. rights to Sentinel Flavor Tabs and Sentinel Spectrum Chews from Virbac Corporation for approximately $400 million. Sentinel products provide protection against common parasites in dogs.
Also, in July 2020, Merck and Ridgeback Biotherapeutics LP (Ridgeback Bio), a closely held biotechnology company, closed a collaboration agreement to develop MK-4482 (formerly known as EIDD-2801), an orally available antiviral candidate currently in clinical development for the treatment of patients with COVID-19. Merck gained exclusive worldwide rights to develop and commercialize MK-4482 and related molecules. Under the terms of the agreement, Ridgeback Bio received an upfront payment and also is eligible to receive future contingent payments dependent upon the achievement of certain developmental and regulatory approval milestones, as well as a share of the net profits of MK-4482 and related molecules, if approved.
In June 2020, Merck acquired privately held Themis Bioscience GmbH (Themis), a company focused on vaccines and immune-modulation therapies for infectious diseases and cancer for $366 million in cash. Merck may make additional contingent payments dependent upon the achievement of certain developmental, regulatory approval and commercial milestones. The acquisition builds upon an ongoing collaboration between the two companies to develop vaccine candidates using the measles virus vector platform and is expected to accelerate the development of Themis’ COVID-19 vaccine candidate (V591).
In May 2020, Merck and the International AIDS Vaccine Initiative, Inc. (IAVI), a nonprofit scientific research organization dedicated to addressing urgent, unmet global health challenges, announced a new collaboration to develop V590, an investigational vaccine against SARS-CoV-2 being studied for the prevention of COVID-19. Under the terms of the agreement, Merck made an upfront payment of $6.5 million and may make additional contingent payments dependent upon the achievement of certain sales-based milestones, as well as royalties.
In January 2020, Merck acquired ArQule, Inc. (ArQule), a publicly traded biopharmaceutical company focused on kinase inhibitor discovery and development for the treatment of patients with cancer and other diseases, for $2.7 billion. ArQule’s lead investigational candidate, MK-1026 (formerly known as ARQ 531), is a novel, oral Bruton’s tyrosine kinase (BTK) inhibitor currently being evaluated for the treatment of B-cell malignancies.
Coronavirus Disease 2019 (COVID-19) Update
Overall, in response to the COVID-19 pandemic, Merck is focused on protecting the safety of its employees, ensuring that its supply of medicines and vaccines reaches its patients, contributing its scientific expertise to the development of vaccine and antiviral approaches, and supporting health care providers and Merck’s communities. Although COVID-19-related disruptions to patients’ ability to access health care providers negatively affected second quarter results, Merck remains confident in the fundamental underlying demand for its products and its prospects for long-term growth.
In the second quarter of 2020, the negative impact of the COVID-19 pandemic to Merck’s sales was estimated to be $1.6 billion, including approximately $1.5 billion for Pharmaceutical revenue and approximately $100 million for Animal Health revenue. The impact to sales in the first quarter of 2020 was immaterial. For the full-year 2020, Merck expects an unfavorable impact to sales of approximately $1.95 billion (excluding the impact of foreign exchange) due to the COVID-19 pandemic, comprised of approximately $1.8 billion for Pharmaceutical revenue and approximately $150 million for Animal Health revenue. These estimates include the impacts for the first half of the year.

Roughly two-thirds of Merck’s Pharmaceutical revenue is comprised of physician-administered products, which, despite strong underlying demand, were affected by social distancing measures, fewer well visits and delays in elective surgeries due to the COVID-19 pandemic. These impacts, as well as the prioritization of COVID-19 patients at health care providers, have resulted in reduced administration of many of the Company’s human health products, in particular for its vaccines as well as for Keytruda (pembrolizumab) and Implanon/Nexplanon (etonogestrel implant). The Company anticipates reduced demand for its physician-administered products while pandemic-related access measures remain in place. In addition, declines in medical visits and elective surgeries also negatively affected the demand for certain products, including Bridion (sugammadex) Injection. In Merck’s Animal Health business, reduced veterinary visits and lower demand for protein and milk due to restaurant and school closures have negatively affected sales.
While the Company expects to rely on governmental authorities to determine when operations can return to normal, and is cognizant that the duration, spread and severity of the outbreak will be critical determinants for the purposes of the full-year estimates provided above, Merck has assumed that the majority of the negative impact occurred in the second quarter of 2020, with a gradual recovery having commenced in the second quarter and extending through the third quarter, with a return to normal operating levels in the fourth quarter of 2020.
Operating expenses were positively affected in the second quarter and first six months of 2020 by approximately $325 million and $425 million, respectively, primarily driven by lower promotional and selling costs, as well as lower research and development expenses due to the COVID-19 pandemic. For the full-year 2020, Merck continues to expect a net favorable impact to operating expenses of approximately $400 million including both the favorable impact of lower spending, largely reflected in the first half of 2020, partially offset by anticipated spending on recently initiated COVID-19-related vaccine and antiviral research programs.
Pricing
Global efforts toward health care cost containment continue to exert pressure on product pricing and market access worldwide. In the United States, pricing pressure continues on many of the Company’s products. Changes to the U.S. health care system as part of health care reform, as well as increased purchasing power of entities that negotiate on behalf of Medicare, Medicaid, and private sector beneficiaries, have contributed to pricing pressure. In several international markets, government-mandated pricing actions have reduced prices of generic and patented drugs. In addition, the Company’s revenue performance in the first six months of 2020 was negatively affected by other cost-reduction measures taken by governments and other third-parties to lower health care costs. The Company anticipates all of these actions and additional actions in the future will continue to negatively affect revenue performance.
Operating Results
Sales

	Three Months Ended June 30,			% Change Excluding Foreign Exchange	Six Months Ended June 30,			% Change Excluding Foreign Exchange
($ in millions)	2020	2019	% Change		2020	2019	% Change
United States	$4,634	$5,193	(11)%	(11)%	$9,771	$9,748	—%	—%
International	6,238	6,567	(5)%	—%	13,158	12,828	3%	6%
Total	$10,872	$11,760	(8)%	(5)%	$22,929	$22,575	2%	4%
U.S. plus international may not equal total due to rounding.

Worldwide sales were $10.9 billion for the second quarter of 2020, a decline of 8% compared with the second quarter of 2019, reflecting an unfavorable impact from the COVID-19 pandemic as discussed above. The sales decline reflects lower sales of vaccines, including human papillomavirus (HPV) vaccines Gardasil (Human Papillomavirus Quadrivalent [Types 6,11,16 and 18] Vaccine, Recombinant)/Gardasil 9 (Human Papillomavirus 9-valent Vaccine, Recombinant) and lower sales of pediatric vaccines ProQuad (Measles, Mumps, Rubella and Varicella Virus Vaccine Live), M-M-R II (Measles, Mumps and Rubella Virus Vaccine Live) and Varivax (Varicella Virus Vaccine Live). The sales decline was also attributable to the ongoing effects of generic competition for women’s health product NuvaRing (etonogestrel/ethinyl estradiol vaginal ring), hospital acute care products Noxafil (posaconazole) and Cubicin (daptomycin for injection), oncology products Emend (aprepitant)/Emend (fosaprepitant dimeglumine) for Injection, cardiovascular products Zetia (ezetimibe) and Vytorin (ezetimibe/simvastatin), as well as products within the diversified brands franchise. The diversified brands franchise includes certain products that are approaching the expiration of their marketing exclusivity or that are no longer protected by patents in developed markets. Lower sales of diabetes products Januvia (sitagliptin) and Janumet (sitagliptin/metformin HCl) and virology product Zepatier (elbasvir and grazoprevir) also contributed to the revenue decline in the quarter. The sales decline was partially offset by higher sales in the oncology franchise reflecting strong growth of Keytruda, as well as increased alliance revenue from Lynparza (olaparib) and Lenvima (lenvatinib).

Global sales were $22.9 billion for the first six months of 2020, growth of 2% compared with the same period of 2019. Sales growth was largely due to higher sales in the oncology franchise and higher sales of animal health products, partially offset by ongoing generic competition for certain brands, and an unfavorable impact from the COVID-19 pandemic that resulted in lower demand for certain products.
See Note 16 to the condensed consolidated financial statements for details on sales of the Company’s products. A discussion of performance for select products in the franchises follows.
Pharmaceutical Segment
Oncology

	Three Months Ended June 30,			% Change Excluding Foreign Exchange	Six Months Ended June 30,			% Change Excluding Foreign Exchange
($ in millions)	2020	2019	% Change		2020	2019	% Change
Keytruda	$3,388	$2,634	29%	31%	$6,672	$4,903	36%	38%
Alliance Revenue - Lynparza (1)	178	111	61%	62%	323	190	70%	72%
Alliance Revenue - Lenvima (1)	151	97	57%	57%	279	171	63%	64%
Emend	33	121	(72)%	(71)%	76	237	(68)%	(67)%
(1) Alliance revenue represents Merck’s share of profits, which are product sales net of cost of sales and commercialization costs (see Note 3 to the condensed consolidated financial statements).
Keytruda is an anti-PD-1 (programmed death receptor-1) therapy that has been approved as monotherapy for the treatment of certain patients with cervical cancer, classical Hodgkin lymphoma (cHL), cutaneous squamous cell carcinoma (cSCC), esophageal cancer, gastric or gastroesophageal junction adenocarcinoma, head and neck squamous cell carcinoma (HNSCC), hepatocellular carcinoma (HCC), non-small-cell lung cancer (NSCLC), small-cell lung cancer (SCLC), melanoma, Merkel cell carcinoma, microsatellite instability-high (MSI-H) or mismatch repair deficient cancer, primary mediastinal large B-cell lymphoma (PMBCL), and urothelial carcinoma. Keytruda is also approved for the treatment of certain patients in combination with chemotherapy for metastatic squamous and nonsquamous NSCLC, in combination with chemotherapy for HNSCC, in combination with axitinib for renal cell carcinoma (RCC), and in combination with Lenvima for endometrial carcinoma. The Keytruda clinical development program includes studies across a broad range of cancer types (see “Research and Development” below).
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
In June 2020, the FDA granted accelerated approval for Keytruda as monotherapy for the treatment of adult and pediatric patients with unresectable or metastatic tumor mutational burden-high (TMB-H) (≥10 mutations/megabase) solid tumors, as determined by an FDA-approved test, that have progressed following prior treatment and who have no satisfactory alternative treatment options based in part on the results of the KEYNOTE-158 trial.
Also in June 2020, the FDA approved Keytruda as monotherapy both for the treatment of patients with recurrent or metastatic cSCC that is not curable by surgery or radiation based on data from the Phase 2 KEYNOTE-629 trial and for the first-line treatment of patients with unresectable or metastatic MSI-H or mismatch repair deficient colorectal cancer based on results from the Phase 3 KEYNOTE-177 trial.
In addition, in June 2020, Keytruda was approved by the National Medical Products Administration (NMPA) in China as monotherapy for the second-line treatment of patients with locally advanced or metastatic esophageal squamous cell carcinoma whose tumors express PD-L1 (Combined Positive Score [CPS] ≥10). This indication was granted based on the Phase 3 KEYNOTE-181 trial, including data from an extension of the global study in Chinese patients.
Global sales of Keytruda grew 29% and 36% in the second quarter and first six months of 2020, respectively. Sales growth in both periods was driven by higher demand as the Company continues to launch Keytruda with multiple new indications globally, although the COVID-19 pandemic had a dampening effect on growing demand. Sales in the United States continue to build across the multiple approved indications, in particular for the treatment of NSCLC as monotherapy, and in combination with chemotherapy for both nonsquamous and squamous metastatic NSCLC, along with uptake in the adjuvant melanoma and RCC indications. Other indications contributing to U.S. sales growth include HNSCC, bladder cancer, melanoma, and MSI-H cancer. Keytruda sales growth in international markets was driven by continued uptake in approved indications, particularly in the European Union (EU).

Pursuant to a re-pricing rule, the Japanese government reduced the price of Keytruda by 17.5% effective February 2020. Additionally, Keytruda was subject to another price reduction of 20.9% in April 2020 under a provision of the Japanese pricing rules.
Lynparza, an oral poly (ADP-ribose) polymerase (PARP) inhibitor being developed as part of a collaboration with AstraZeneca PLC (AstraZeneca) (see Note 3 to the condensed consolidated financial statements), is approved for the treatment of certain types of advanced ovarian, breast, pancreatic and prostate cancers. Alliance revenue related to Lynparza increased 61% and 70% in the second quarter and first six months of 2020, respectively. Sales growth in both periods was largely driven by continued uptake across the multiple approved indications in the United States and in the EU. In May 2020, the FDA approved Lynparza in combination with bevacizumab as a first-line maintenance treatment of certain adult patients with advanced epithelial ovarian, fallopian tube or primary peritoneal cancer who are in complete or partial response to first-line platinum-based chemotherapy based on the results from the Phase 3 PAOLA-1 trial. Also in May 2020, the FDA approved Lynparza for the treatment of adult patients with deleterious or suspected deleterious germline or somatic homologous recombination repair (HRR) gene-mutated metastatic castration-resistant prostate cancer (mCRPC) who have progressed following prior treatment with enzalutamide or abiraterone based on positive results from the Phase 3 PROfound trial. In July 2020, Lynparza was approved in the EU as a monotherapy for the maintenance treatment of adult patients with germline BRCA1/2 mutations who have metastatic adenocarcinoma of the pancreas and have not progressed after a minimum of 16 weeks of platinum treatment within a first-line chemotherapy regimen based on the results from the Phase 3 POLO trial.
Lenvima, an oral receptor tyrosine kinase inhibitor being developed as part of a collaboration with Eisai Co., Ltd. (Eisai) (see Note 3 to the condensed consolidated financial statements), is approved for the treatment of certain types of thyroid cancer, HCC, in combination with everolimus for certain patients with RCC, and in combination with Keytruda for the treatment of certain patients with endometrial carcinoma. Alliance revenue related to Lenvima grew 57% and 63% in the second quarter and first six months of 2020, respectively. Sales growth in both periods was primarily due to higher demand in the United States, the EU and China.
Global sales of Emend, for the prevention of chemotherapy-induced nausea and vomiting, declined 72% and 68% in the second quarter and first six months of 2020, respectively. The sales declines were primarily driven by lower demand and pricing in the United States due to generic competition, including recent generic competition for Emend for Injection following U.S. patent expiry in September 2019. Also contributing to the sales declines in the second quarter and first six months of 2020 was lower demand in the EU as a result of generic competition for the oral formulation of Emend following loss of market exclusivity in May of 2019. U.S. market exclusivity for the oral formulation of Emend previously expired in 2015. Emend for Injection will lose market exclusivity in major European markets in August 2020. The Company anticipates that sales of Emend for Injection in these markets will decline significantly thereafter.
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
Vaccines

	Three Months Ended June 30,			% Change Excluding Foreign Exchange	Six Months Ended June 30,			% Change Excluding Foreign Exchange
($ in millions)	2020	2019	% Change		2020	2019	% Change
Gardasil/Gardasil 9	$656	$886	(26)%	(24)%	$1,753	$1,724	2%	4%
ProQuad	133	204	(35)%	(35)%	290	356	(19)%	(18)%
M-M-R II	72	199	(64)%	(64)%	172	322	(47)%	(46)%
Varivax	173	271	(36)%	(35)%	352	492	(29)%	(28)%
Pneumovax 23	117	170	(31)%	(29)%	373	355	5%	7%
Worldwide sales of Gardasil/Gardasil 9, vaccines to help prevent certain cancers and other diseases caused by certain types of HPV, declined 26% in the second quarter of 2020 primarily due to lower demand in the United States and Hong Kong, SAR, PRC attributable to the COVID-19 pandemic, partially offset by higher demand in China. Worldwide sales of Gardasil/Gardasil 9 grew 2% in the first six months of 2020 driven by higher demand in China and in the EU, partially offset by the unfavorable effects of the COVID-19 pandemic, particularly in the United States and Hong Kong, SAR, PRC.

In June 2020, the FDA approved an expanded indication for Gardasil 9 for the prevention of oropharyngeal and other head and neck cancers caused by HPV Types 16, 18, 31, 33, 45, 52, and 58. The oropharyngeal and head and neck cancer indication is approved under accelerated approval based on effectiveness in preventing HPV-related anogenital disease.
In July 2020, Silgard 9 aqueous suspension for intramuscular injection syringes (recombinant adsorbed 9-valent Human Papillomavirus virus-like particles vaccine) were approved for use in women and girls by the Ministry of Health, Labor and Welfare in Japan.
Global sales of ProQuad, a pediatric combination vaccine to help protect against measles, mumps, rubella and varicella, declined 35% and 19% in the second quarter and first six months of 2020, respectively, primarily due to lower demand in the United States resulting from the COVID-19 pandemic.
Worldwide sales of M‑M‑R II, a vaccine to help protect against measles, mumps and rubella, declined 64% and 47% in the second quarter and first six months of 2020, respectively, primarily driven by lower demand in the United States resulting from fewer measles outbreaks in 2020, coupled with the unfavorable impact of the COVID-19 pandemic. Private sector buy-in during the second quarter of 2019 also contributed to the U.S. M-M-R II sales declines in the second quarter and first six months of 2020. Additionally, the sales decline in the first six months of 2020 reflects lower demand in Brazil.
Global sales of Varivax, a vaccine to help prevent chickenpox (varicella), declined 36% and 29% in the second quarter and first six months of 2020, respectively. The sales declines reflect lower government tenders in Brazil, as well as lower demand in the United States resulting from the COVID-19 pandemic.
Worldwide sales of Pneumovax 23 (pneumococcal vaccine polyvalent), a vaccine to help prevent pneumococcal disease, declined 31% in the second quarter of 2020 primarily due to lower demand in the United States related to the COVID-19 pandemic, partially offset by higher volumes in the EU attributable in part to increased demand for pneumococcal vaccination during the COVID-19 pandemic. Global sales of Pneumovax 23 grew 5% in first six months of 2020 largely due to higher demand in the EU, partially offset by lower demand in the United States and the timing of shipments in China.
Hospital Acute Care

	Three Months Ended June 30,			% Change Excluding Foreign Exchange	Six Months Ended June 30,			% Change Excluding Foreign Exchange
($ in millions)	2020	2019	% Change		2020	2019	% Change
Bridion	$224	$278	(19)%	(18)%	$524	$533	(2)%	—%
Noxafil	73	193	(62)%	(60)%	168	383	(56)%	(55)%
Prevymis	63	38	66%	67%	123	70	76%	78%
Cubicin	32	67	(53)%	(51)%	78	155	(50)%	(48)%
Worldwide sales of Bridion, for the reversal of two types of neuromuscular blocking agents used during surgery, declined 19% in the second quarter of 2020 primarily attributable to lower demand resulting from fewer elective surgeries due to the COVID-19 pandemic. Excluding the impact of foreign exchange, global sales of Bridion in the first six months of 2020 were flat as higher demand in the first quarter was offset by lower demand in the second quarter resulting from the COVID-19 pandemic.
Global sales of Noxafil, for the prevention of invasive fungal infections, declined 62% and 56% in the second quarter and first six months of 2020, respectively, primarily due to generic competition in the United States and in the EU. The patents that provided U.S. market exclusivity for certain forms of Noxafil representing the majority of U.S. Noxafil sales expired in July 2019. Additionally, the patent for Noxafil expired in a number of major European markets in December 2019. Accordingly, the Company is experiencing volume and pricing declines in Noxafil sales in these markets as a result of generic competition and expects the declines to continue.
Worldwide sales of Prevymis (letermovir), a medicine for prophylaxis (prevention) of cytomegalovirus (CMV) infection and disease in adult CMV-seropositive recipients of an allogenic hematopoietic stem cell transplant, grew 66% and 76% in the second quarter and first six months of 2020, respectively, due to continued uptake since launch in the EU and in the United States.
Global sales of Cubicin, an I.V. antibiotic for complicated skin and skin structure infections or bacteremia when caused by designated susceptible organisms, declined 53% and 50% in the second quarter and first six months of 2020, respectively, due in part to ongoing generic competition in the United States and in the EU.
In June 2020, the FDA approved a supplemental New Drug Application (sNDA) for Recarbrio (imipenem, cilastatin, and relebactam) for the treatment of patients 18 years of age and older with hospital-acquired bacterial pneumonia and ventilator-associated bacterial pneumonia (HABP/VABP), caused by certain susceptible Gram-negative microorganisms.

Immunology

	Three Months Ended June 30,			% Change Excluding Foreign Exchange	Six Months Ended June 30,			% Change Excluding Foreign Exchange
($ in millions)	2020	2019	% Change		2020	2019	% Change
Simponi	$191	$214	(11)%	(8)%	$406	$422	(4)%	(1)%
Remicade	73	98	(26)%	(25)%	160	221	(28)%	(26)%
Sales of Simponi (golimumab), a once-monthly subcutaneous treatment for certain inflammatory diseases (marketed by the Company in Europe, Russia and Turkey), declined 11% and 4% in the second quarter and first six month of 2020, respectively, primarily driven by lower demand in the EU due to the uptake of biosimilars for a competing product. Higher volumes in Russia partially offset the decline in the first six months of 2020.
Sales of Remicade (infliximab), a treatment for inflammatory diseases (marketed by the Company in Europe, Russia and Turkey), declined 26% and 28% in the second quarter and first six months of 2020, respectively, driven by ongoing biosimilar competition in the Company’s marketing territories in Europe. The Company lost market exclusivity for Remicade in major European markets in 2015 and no longer has market exclusivity in any of its marketing territories. The Company is experiencing pricing and volume declines in these markets as a result of biosimilar competition and expects the declines to continue.
Virology

	Three Months Ended June 30,			% Change Excluding Foreign Exchange	Six Months Ended June 30,			% Change Excluding Foreign Exchange
($ in millions)	2020	2019	% Change		2020	2019	% Change
Isentress/Isentress HD	$196	$247	(21)%	(17)%	$441	$502	(12)%	(9)%
Zepatier	39	108	(63)%	(62)%	94	221	(57)%	(56)%
Global combined sales of Isentress/Isentress HD (raltegravir), an HIV integrase inhibitor for use in combination with other antiretroviral agents for the treatment of HIV-1 infection, declined 21% in the second quarter of 2020 primarily driven by competitive pressure in the United States and in the EU, as well as the timing of shipments in Russia. Worldwide sales declined 12% in the first six months of 2020 primarily due to lower sales in the United States and in the EU, partially offset by higher volumes in Russia.
Global sales of Zepatier, a treatment for adult patients with chronic hepatitis C virus genotype (GT) 1 or GT4 infection, declined 63% and 57% in the second quarter and first six months of 2020, respectively, primarily driven by lower demand in the EU, the United States, and the Asia Pacific region due to competition and declining patient volumes, coupled with the impact of the COVID-19 pandemic.
Cardiovascular

	Three Months Ended June 30,			% Change Excluding Foreign Exchange	Six Months Ended June 30,			% Change Excluding Foreign Exchange
($ in millions)	2020	2019	% Change		2020	2019	% Change
Zetia/Vytorin	$175	$232	(24)%	(23)%	$374	$470	(20)%	(19)%
Atozet	115	92	25%	28%	238	186	28%	31%
Rosuzet	31	52	(41)%	(40)%	63	66	(5)%	(2)%
Alliance Revenue - Adempas (1)	79	51	54%	54%	133	94	41%	41%
Adempas	57	53	8%	9%	113	100	12%	14%
(1) Alliance revenue represents Merck’s share of profits from sales in Bayer’s marketing territories, which are product sales net of cost of sales and commercialization costs (see Note 3 to the condensed consolidated financial statements).
Combined global sales of Zetia (marketed in most countries outside the United States as Ezetrol) and Vytorin (marketed outside the United States as Inegy), medicines for lowering LDL cholesterol, declined 24% and 20% in the second quarter and first six months of 2020, respectively, primarily due to generic competition for Ezetrol and Inegy in the EU. The EU patents for Ezetrol and Inegy expired in April 2018 and April 2019, respectively. The Company expects the sales declines in these markets to continue. The sales decline was also attributable to loss of exclusivity in Australia. The patent that provided market exclusivity for Ezetrol in Japan expired in September 2019 and generic competition began in the second quarter of 2020. These declines were partially offset by higher demand for Ezetrol in China.

Sales of Atozet (ezetimibe and atorvastatin) (marketed outside of the United States), a medicine for lowering LDL cholesterol, grew 25% and 28% in the second quarter and first six months of 2020, respectively, primarily due to higher demand in most markets, particularly in the EU and in Japan.
Sales of Rosuzet (ezetimibe and rosuvastatin) (marketed outside of the United States), a medicine for lowering LDL cholesterol, declined 41% and 5% in the second quarter and first six months of 2020, respectively, due to prior year launch buy-in in Japan. In the first six months of 2020, the decline was partially offset by higher demand in Korea.
Adempas (riociguat), a cardiovascular drug for the treatment of pulmonary arterial hypertension, is part of a worldwide clinical development collaboration with Bayer AG (Bayer) to market and develop soluble guanylate cyclase (sGC) modulators including Adempas (see Note 3 to the condensed consolidated financial statements). Revenue from Adempas includes Merck’s share of profits from the sale of Adempas in Bayer’s marketing territories, which grew 54% and 41% in the second quarter and first six months of 2020, respectively, as well as sales in Merck’s marketing territories, which grew 8% and 12% in the second quarter and first six months of 2020, respectively.
Diabetes

	Three Months Ended June 30,			% Change Excluding Foreign Exchange	Six Months Ended June 30,			% Change Excluding Foreign Exchange
($ in millions)	2020	2019	% Change		2020	2019	% Change
Januvia/Janumet	$1,344	$1,441	(7)%	(5)%	$2,621	$2,795	(6)%	(5)%
Worldwide combined sales of Januvia and Janumet, medicines that help lower blood sugar levels in adults with type 2 diabetes, declined 7% and 6% in the second quarter and first six months of 2020, respectively. The declines were primarily due to continued pricing pressure in the United States and lower demand in certain markets resulting from the COVID-19 pandemic, partially offset by higher demand in China. The Company expects U.S. pricing pressure to continue. The patents that provide market exclusivity for Januvia and Janumet in the United States expire in July 2022 (although six-month pediatric exclusivity may extend this date). The patent that provides market exclusivity for Januvia in the EU expires in July 2022 (although pediatric exclusivity has recently been granted which may extend this date to September 2022 and the Company is applying in individual countries for the extensions). The supplementary patent certificate that provides market exclusivity for Janumet in the EU expires in April 2023. The Company anticipates sales of Januvia and Janumet in these markets will decline substantially after these patent expiries.
Women’s Health

	Three Months Ended June 30,			% Change Excluding Foreign Exchange	Six Months Ended June 30,			% Change Excluding Foreign Exchange
($ in millions)	2020	2019	% Change		2020	2019	% Change
Implanon/Nexplanon	$132	$183	(28)%	(26)%	$326	$382	(15)%	(13)%
NuvaRing	63	240	(74)%	(73)%	126	459	(73)%	(72)%
Global sales of Implanon/Nexplanon, a single-rod subdermal contraceptive implant, declined 28% and 15% in the second quarter and first six months of 2020, respectively, primarily due to lower demand in the United States and in the EU resulting from the COVID-19 pandemic, partially offset by higher demand in Latin America.
Worldwide sales of NuvaRing, a vaginal contraceptive product, declined 74% and 73% in the second quarter and first six months of 2020, respectively, due to generic competition in the United States. The patent that provided U.S. market exclusivity for NuvaRing expired in April 2018 and generic competition began in December 2019. Accordingly, the Company is experiencing a rapid and substantial decline in U.S. NuvaRing sales and expects the decline to continue.
Biosimilars

	Three Months Ended June 30,			% Change Excluding Foreign Exchange	Six Months Ended June 30,			% Change Excluding Foreign Exchange
($ in millions)	2020	2019	% Change		2020	2019	% Change
Biosimilars	$60	$78	(23)%	(21)%	$128	$121	6%	7%
Biosimilar products are marketed by the Company pursuant to an agreement with Samsung Bioepis Co., Ltd. (Samsung) to develop and commercialize multiple pre-specified biosimilar candidates. Currently, the Company markets Renflexis (infliximab-abda), a biosimilar to Remicade (infliximab) for the treatment of certain inflammatory diseases; Ontruzant (trastuzumab-dttb), a biosimilar to Herceptin (trastuzumab) for the treatment of human epidermal growth factor receptor 2 (HER2)-positive breast cancer and HER2 overexpressing gastric cancer; and Brenzys (etanercept biosimilar), a biosimilar to Enbrel for the treatment of certain inflammatory diseases. Merck’s commercialization territories under the agreement vary by product. Sales of biosimilars declined 23% in the second quarter of 2020 primarily due to lower volumes for Brenzys in Brazil due in part to the timing of shipments. Sales of biosimilars grew 6% in the first six months of 2020 driven by continued post-launch uptake of Renflexis in United States and Canada and Ontruzant in the EU, partially offset by lower sales of Brenzys in Brazil.
In April 2020, Merck announced the U.S. launch of Ontruzant, which was approved by the FDA in January 2019.
Animal Health Segment

	Three Months Ended June 30,			% Change Excluding Foreign Exchange	Six Months Ended June 30,			% Change Excluding Foreign Exchange
($ in millions)	2020	2019	% Change		2020	2019	% Change
Livestock	$648	$671	(3)%	3%	$1,386	$1,282	8%	13%
Companion Animal	453	453	—%	3%	928	867	7%	9%
Sales of livestock products declined 3% in the second quarter of 2020 primarily driven by lower demand attributable to the COVID-19 pandemic and the unfavorable effect of foreign exchange, partially offset by an additional month of sales in 2020 related to the April 2019 acquisition of Antelliq Corporation (Antelliq) (see Note 2 to the condensed consolidated financial statements). Sales of livestock products grew 8% in the first six months of 2020 largely driven by the Antelliq acquisition. Sales of companion animal products were flat in the second quarter of 2020 as higher demand for the Bravecto (fluralaner) line of products for parasitic control was offset by lower demand for companion animal vaccines due to reduced veterinary access resulting from the COVID-19 pandemic. Companion animal sales grew 7% in the first six months of 2020 primarily driven by higher sales of the Bravecto line of products, partially offset by lower demand for other companion animal products attributable to the COVID-19 pandemic.
Costs, Expenses and Other

	Three Months Ended June 30,			Six Months Ended June 30,
($ in millions)	2020	2019	% Change	2020	2019	% Change
Cost of sales	$3,159	$3,401	(7)%	$6,471	$6,453	—%
Selling, general and administrative	2,378	2,712	(12)%	4,933	5,138	(4)%
Research and development	2,123	2,189	(3)%	4,331	4,119	5%
Restructuring costs	83	59	41%	155	212	(27)%
Other (income) expense, net	(390)	140	*	(318)	327	*
	$7,353	$8,501	(14)%	15,572	16,249	(4)%
* Greater than 100%.
Cost of Sales
Cost of sales declined 7% in the second quarter of 2020 and were essentially flat in the first six months of 2020. Cost of sales includes the amortization of intangible assets recorded in connection with business acquisitions, which totaled $281 million and $371 million in the second quarter of 2020 and 2019, respectively, and $573 million and $768 million in the first six months of 2020 and 2019, respectively. Cost of sales also includes the amortization of amounts capitalized in connection with collaborations of $298 million and $124 million in the second quarter of 2020 and 2019, respectively, and $388 million and $222 million in the first six months of 2020 and 2019, respectively. Additionally, costs include intangible asset impairment charges of $69 million and $81 million in the second quarter and first six months of 2019 related to marketed products recorded in connection with business acquisitions. The Company may recognize additional impairment charges in the future related to intangible assets that were measured at fair value and capitalized in connection with business acquisitions and such charges could be material. Also included in cost of sales are expenses associated with restructuring activities which amounted to $25 million and $65 million in the second quarter of 2020 and 2019, respectively, and $93 million and $99 million in the first six months of 2020 and 2019, respectively, including accelerated depreciation and asset write-offs related to the planned sale or closure of manufacturing facilities. Separation costs associated with manufacturing-related headcount reductions have been incurred and are reflected in Restructuring costs as discussed below.
Gross margin was 70.9% in the second quarter of 2020 compared with 71.1% in the second quarter of 2019. The gross margin decline reflects higher amortization of unfavorable manufacturing variances and intangible assets (noted above), largely offset by the favorable effects of foreign exchange, product mix and lower restructuring costs. Gross margin was 71.8% in the first six months of 2020 compared with 71.4% in the first six months of 2019. The gross margin improvement was primarily driven by favorable product mix, partially offset by the unfavorable effects of pricing pressure, manufacturing variances, royalties, and inventory write-offs.

Selling, General and Administrative
Selling, general and administrative (SG&A) expenses declined 12% and 4% in the second quarter and first six months of 2020, respectively, primarily due to lower promotional, selling, and administrative costs, including reduced travel and fewer meetings, due in part to the COVID-19 pandemic, and the favorable effect of foreign exchange, partially offset by costs related to the planned spin-off of Organon. Transaction costs related to the acquisition of ArQule also contributed to the increase in SG&A expenses in the first six months of 2020 (see Note 2 to the condensed consolidated financial statements).
Research and Development
Research and development (R&D) expenses declined 3% in the second quarter of 2020 reflecting a decrease in the estimated fair value measurement of liabilities for contingent consideration, as well as lower laboratory supply costs, reduced travel and fewer meetings due to the COVID-19 pandemic, partially offset by higher expenses related to clinical development and increased investment in discovery research and early drug development. R&D expenses increased 5% in the first six months of 2020 primarily driven by higher clinical development and discovery research spending, as well as higher licensing and restructuring costs, partially offset by lower costs associated with the COVID-19 pandemic and the favorable effect of foreign exchange.
R&D expenses are comprised of the costs directly incurred by Merck Research Laboratories (MRL), the Company’s research and development division that focuses on human health-related activities, which were $1.5 billion in both the second quarter of 2020 and 2019, and $3.0 billion and $2.9 billion in the first six months of 2020 and 2019, respectively. Also included in R&D expenses are Animal Health research costs, licensing costs and costs incurred by other divisions in support of R&D activities, including depreciation, production and general and administrative, which in the aggregate were approximately $645 million and $715 million for the second quarter of 2020 and 2019, respectively, and $1.3 billion in both the first six months of 2020 and 2019. In addition, R&D expenses include expense or income related to changes in the estimated fair value measurement of liabilities for contingent consideration recorded in connection with business acquisitions. The Company recorded a net reduction in expenses of $82 million in the second quarter of 2020 and $49 million and $38 million in the first six months of 2020 and 2019, respectively, related to the changes in these estimates. R&D expenses also reflect $31 million and $48 million of accelerated depreciation costs in connection with restructuring activities in the second quarter and first six months of 2020, respectively.
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
Restructuring costs, primarily representing separation and other related costs associated with these restructuring activities, were $83 million and $59 million for the second quarter of 2020 and 2019, respectively, and $155 million and $212 million in the first six months of 2020 and 2019, respectively. Separation costs incurred were associated with actual headcount reductions, as well as estimated expenses under existing severance programs for headcount reductions that were probable and could be reasonably estimated. Also included in restructuring costs are asset abandonment, facility shut-down and other related costs, as well as employee-related costs such as curtailment, settlement and termination charges associated with pension and other postretirement benefit plans and share-based compensation plan costs. For segment reporting, restructuring costs are unallocated expenses.
Additional costs associated with the Company’s restructuring activities are included in Cost of sales, Selling, general and administrative expenses and Research and development costs. The Company recorded aggregate pretax costs of $150 million and $159 million in the second quarter of 2020 and 2019, respectively, and $318 million and $346 million in the first six months of 2020 and 2019, respectively, related to restructuring program activities (see Note 4 to the condensed consolidated financial statements).
Other (Income) Expense, Net
For details on the components of Other (income) expense, net see Note 12 to the condensed consolidated financial statements.

Segment Profits
	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2020	2019	2020	2019
Pharmaceutical segment profits	$6,560	$7,115	$14,036	$13,690
Animal Health segment profits	407	405	885	820
Other non-reportable segment profits	—	(2)	2	—
Other	(3,448)	(4,259)	(7,566)	(8,184)
Income before taxes	$3,519	$3,259	$7,357	$6,326
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
Pharmaceutical segment profits declined 8% in the second quarter of 2020 largely due to lower sales and the unfavorable effect of foreign exchange, partially offset by lower selling and promotional costs. Pharmaceutical segment profits grew 3% in the first six months of 2020 driven primarily by higher sales, as well as lower selling and promotional costs, partially offset by the unfavorable effect of foreign exchange. Animal Health segment profits grew 1% in the second quarter of 2020 reflecting lower selling and promotional costs, largely offset by lower sales and the unfavorable effect of foreign exchange. Animal Health segment profits grew 8% in the first six months of 2020 reflecting higher sales driven by the Antelliq acquisition, partially offset by higher research costs and the unfavorable effect of foreign exchange.
Taxes on Income
The effective income tax rates of 14.5% and 18.9% for the second quarter of 2020 and 2019, respectively, and 15.3% and 13.0% for the first six months of 2020 and 2019, respectively, reflect the impacts of acquisition and divestiture-related costs and restructuring costs, partially offset by the beneficial impact of foreign earnings. In addition, the effective income tax rate for the first six months of 2019 reflects the favorable impact of a $360 million net tax benefit related to the settlement of certain federal income tax matters.
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
Net Loss Attributable to Noncontrolling Interests
Net loss attributable to noncontrolling interests of $26 million for the second quarter of 2019 and $79 million for the first six months of 2019 includes the portion of goodwill impairment charges related to certain businesses in the Healthcare Services segment that are attributable to noncontrolling interests.
Net Income and Earnings per Common Share
Net income attributable to Merck & Co., Inc. was $3.0 billion for the second quarter of 2020 compared with $2.7 billion for the second quarter of 2019 and was $6.2 billion for the first six months of 2020 compared with $5.6 billion for the first six months of 2019. Earnings per common share assuming dilution attributable to Merck & Co., Inc. common shareholders (EPS) for the second quarter of 2020 were $1.18 compared with $1.03 in the second quarter of 2019 and were $2.45 for the first six months of 2020 compared with $2.15 for the first six months of 2019.

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
A reconciliation between GAAP financial measures and non-GAAP financial measures is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions except per share amounts)	2020	2019	2020	2019
Income before taxes as reported under GAAP	$3,519	$3,259	$7,357	$6,326
Increase (decrease) for excluded items:
Acquisition and divestiture-related costs	443	660	1,043	1,208
Restructuring costs	150	159	318	346
Other	(16)	48	(16)	48
Non-GAAP income before taxes	4,096	4,126	8,702	7,928
Taxes on income as reported under GAAP	509	615	1,128	820
Estimated tax benefit on excluded items (1)	95	145	260	274
Net tax benefit from the settlement of certain federal income tax matters	—	—	—	360
Tax charge related to finalization of treasury regulations for the Tax Cuts and Job Act of 2017	—	—	—	(67)
Non-GAAP taxes on income	604	760	1,388	1,387
Non-GAAP net income	3,492	3,366	7,314	6,541
Less: Net income (loss) attributable to noncontrolling interests as reported under GAAP	8	(26)	8	(79)
Acquisition and divestiture-related costs attributable to noncontrolling interests	—	36	—	89
Non-GAAP net income attributable to noncontrolling interests	8	10	8	10
Non-GAAP net income attributable to Merck & Co., Inc.	$3,484	$3,356	$7,306	$6,531
EPS assuming dilution as reported under GAAP	$1.18	$1.03	$2.45	$2.15
EPS difference	0.19	0.27	0.42	0.37
Non-GAAP EPS assuming dilution	$1.37	$1.30	$2.87	$2.52

(1)	The estimated tax impact on the excluded items is determined by applying the statutory rate of the originating territory of the non-GAAP adjustments.
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
Research and Development Update
In July 2020, the FDA accepted for priority review the New Drug Application (NDA) for vericiguat, an orally administered sGC stimulator, to reduce the risk of cardiovascular death and heart failure hospitalization following a worsening heart failure event in patients with symptomatic chronic heart failure with reduced ejection fraction, in combination with other heart failure therapies. The FDA set a Prescription Drug User Fee Act (PDUFA), or target action, date of January 20, 2021. Vericiguat is being jointly developed with Bayer (see Note 3 to the condensed consolidated financial statements). The application is based on results from the Phase 3 VICTORIA trial, which is the first contemporary outcomes study focused exclusively on a population with worsening chronic heart failure who are at high risk for cardiovascular mortality and repeated heart failure hospitalizations. Data from VICTORIA were presented at the virtual American College of Cardiology’s 69th Annual Scientific Session together with World Congress of Cardiology and published in The New England Journal of Medicine. Vericiguat is also under review in the EU and in Japan. Merck and Bayer plan to share VICTORIA data with regulatory authorities worldwide.
Koselugo (selumetinib) is under review in the EU for the treatment of pediatric patients two years of age and older with NF1 who have symptomatic, inoperable PN based on positive results from the NCI CTEP-sponsored Phase 2 SPRINT Stratum 1 trial. Koselugo was approved by the FDA in April 2020. Koselugo is being jointly developed and commercialized with AstraZeneca globally (see Note 3 to the condensed consolidated financial statements).
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
In July 2020, the FDA accepted and granted Priority Review for a supplemental Biologics License Application (BLA) seeking accelerated approval for Keytruda in combination with chemotherapy for the treatment of patients with locally recurrent unresectable or metastatic triple-negative breast cancer (TNBC) whose tumors express PD-L1 (CPS ≥10). The application was based on data from the KEYNOTE-355 trial in which Keytruda plus chemotherapy demonstrated a statistically significant and clinically meaningful improvement in progression-free survival (PFS) compared with chemotherapy alone in patients whose tumors expressed PD-L1 at CPS ≥10. In patients whose tumors expressed PD-L1 with CPS ≥1, Keytruda plus chemotherapy improved PFS versus chemotherapy alone, however these results did not meet statistical significance. These data were presented at the virtual scientific program of the 2020 American Society of Clinical Oncology (ASCO) Annual Meeting. As previously announced, the trial will continue without changes to evaluate the other dual primary endpoint of overall survival (OS). The FDA set a PDUFA date of November 28, 2020.
Also in July 2020, the FDA accepted for standard review a supplemental BLA for Keytruda for the treatment of patients with high-risk, early-stage TNBC, in combination with chemotherapy as neoadjuvant treatment, and then as a single agent as adjuvant treatment after surgery. The application was based on data from the KEYNOTE-522 trial in which neoadjuvant Keytruda plus chemotherapy resulted in a statistically significant increase in pathologic complete response in patients with early-stage TNBC, regardless of PD-L1 expression. The Keytruda regimen also demonstrated a favorable trend for the other dual primary endpoint of event-free survival. An interim analysis for this study was conducted by the Independent Data Monitoring Committee (DMC). Based on the recommendation of the DMC, the study continues to evaluate event-free survival. Data from the KEYNOTE-522 trial were presented at the European Society for Medical Oncology 2019 Congress. As previously announced, Keytruda plus chemotherapy was granted Breakthrough Therapy designation by the FDA in September 2019 for the neoadjuvant treatment of patients with high-risk, early-stage TNBC. The PDUFA date for this application is March 29, 2021.
Additionally in July 2020, the FDA accepted and granted Priority Review for a new supplemental BLA for Keytruda as monotherapy for the second-line treatment of adult patients with relapsed or refractory cHL based on data from the pivotal

Phase 3 KEYNOTE-204 trial, in which Keytruda demonstrated a significant improvement in PFS compared to brentuximab vedotin (BV), a current standard of care in this patient population. The FDA set a PDUFA date of October 30, 2020. KEYNOTE-204 also serves as the confirmatory trial for the Keytruda accelerated approval hematology indications and as previously announced the Company plans to submit these data to global regulatory authorities this year. The Committee for Medicinal Products for Human Use (CHMP) of the European Medicines Agency (EMA) announced the start of a procedure to extend the currently approved therapeutic indication for the treatment of relapsed or refractory cHL in adults to an earlier line of therapy and to include pediatric patients based on KEYNOTE-204. Data from KEYNOTE-204 were presented during the virtual scientific program of the 2020 ASCO Annual Meeting.
Keytruda is under review in Japan as monotherapy for the second-line treatment of advanced or metastatic esophageal or esophagogastric junction carcinoma based on the results of the Phase 3 KEYNOTE-181 trial. The Keytruda review in Japan for both monotherapy and in combination with chemotherapy for the first-line treatment of advanced gastric or gastroesophageal junction adenocarcinoma based on results from the pivotal Phase 3 KEYNOTE-062 trial was withdrawn in June 2020.
Keytruda is also under review in the EU for the first-line treatment of patients with MSI-H or mismatch repair deficient unresectable or metastatic colorectal cancer based on the results from the Phase 3 KEYNOTE-177 trial. Keytruda was approved for this indication by the FDA in June 2020.
In addition to the Breakthrough Therapy designation from the FDA for the combination of Keytruda with neoadjuvant chemotherapy for the treatment of high-risk, early-stage TNBC noted above, Keytruda also received Breakthrough Therapy designation from the FDA in February 2020 for the combination of Keytruda with PADCEV (enfortumab vedotin-ejfv), in the first-line setting for the treatment of patients with unresectable locally advanced or metastatic urothelial cancer who are not eligible for cisplatin-containing chemotherapy. The FDA’s Breakthrough Therapy designation is intended to expedite the development and review of a candidate that is planned for use, alone or in combination, to treat a serious or life-threatening disease or condition when preliminary clinical evidence indicates that the drug may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints.
In June 2020, Merck announced that the Phase 3 KEYNOTE-361 trial evaluating Keytruda in combination with chemotherapy for the first-line treatment of patients with advanced or metastatic urothelial carcinoma (bladder cancer) did not meet its pre-specified dual primary endpoints of OS or PFS, compared with standard of care chemotherapy. In the final analysis of the study, there was an improvement in OS and PFS for patients treated with Keytruda in combination with chemotherapy compared to chemotherapy alone; however, these results did not meet statistical significance per the pre-specified statistical plan. The monotherapy arm of the study was not formally tested, since superiority was not reached for OS or PFS in the Keytruda combination arm. Keytruda has three FDA-approved bladder cancer indications across multiple stages of bladder cancer. Additionally, Merck has an extensive clinical development program in bladder cancer and is continuing to evaluate Keytruda as monotherapy and in combination with other anti-cancer therapies across several disease settings (i.e., metastatic, muscle invasive bladder cancer, and non-muscle invasive bladder cancer).
Additionally in May 2020, Merck announced positive results from two studies from the Company’s lung cancer research program. Initial results from the Phase 2 KEYNOTE-799 trial evaluating Keytruda plus concurrent chemoradiation therapy demonstrated an objective response rate (ORR) of 67.0% in Cohort A (squamous and nonsquamous NSCLC patients who received paclitaxel plus carboplatin) and 56.6% in Cohort B (nonsquamous NSCLC patients who received cisplatin plus pemetrexed) in untreated patients with unresectable, locally advanced stage III NSCLC.
In May 2020, Merck and Eisai presented data from analyses of two trials evaluating Keytruda plus Lenvima at the 2020 ASCO Annual Meeting, in which the Keytruda plus Lenvima combination demonstrated clinically meaningful ORR: the KEYNOTE-524/Study 116 trial in patients with unresectable HCC with no prior systemic therapy and the KEYNOTE-146/Study 111 trial in patients with metastatic clear cell renal cell carcinoma (ccRCC) who progressed following immune checkpoint inhibitor therapy.
In July 2020, Merck and Eisai announced that the FDA issued a Complete Response Letter (CRL) regarding Merck’s and Eisai’s applications seeking accelerated approval of Keytruda plus Lenvima for the first-line treatment of patients with unresectable HCC based on data from the Phase 1b KEYNOTE-524/Study 116 trial, which showed clinically meaningful efficacy in the single-arm setting. These data supported a Breakthrough Therapy designation granted by the FDA in July 2019. Ahead of the PDUFA action dates of Merck’s and Eisai’s applications, another combination therapy was approved based on a randomized, controlled trial that demonstrated OS. Consequently, the CRL stated that Merck’s and Eisai’s applications do not provide evidence that Keytruda in combination with Lenvima represents a meaningful advantage over available therapies for the treatment of unresectable or metastatic HCC with no prior systemic therapy for advanced disease. Since the applications for KEYNOTE-524/Study 116 no longer meet the criteria for accelerated approval, both companies plan to work with the FDA to take appropriate next steps, which include conducting a well-controlled clinical trial that demonstrates substantial evidence of effectiveness and the clinical benefit of the combination. As such, LEAP-002, the Phase 3 trial evaluating the Keytruda plus Lenvima combination as a first-line treatment for advanced HCC, is currently underway and fully enrolled. The CRL does not impact the current approved indications for Keytruda or for Lenvima.
Lynparza is an oral PARP inhibitor currently approved for certain types of advanced ovarian, breast, pancreatic and prostate cancers being co-developed for multiple cancer types as part of a collaboration with AstraZeneca (see Note 3 to the condensed consolidated financial statements).
Lynparza is under review in the EU in combination with bevacizumab for the maintenance treatment of women with advanced ovarian cancer whose disease showed a complete or partial response to first-line treatment with platinum-based chemotherapy and bevacizumab based on the results from the pivotal Phase 3 PAOLA-1 trial. The FDA approved Lynparza for this indication in May 2020.
Lynparza is also under review in the EU for the treatment of patients with mCRPC and deleterious or suspected deleterious germline or somatic HRR gene mutations, who have progressed following prior treatment with a new hormonal agent based on positive results from the Phase 3 PROfound trial. This indication was approved by the FDA in May 2020 and is under review in other jurisdictions. In April 2020, Merck and AstraZeneca announced further positive results from the Phase 3 PROfound trial which showed a statistically significant and clinically meaningful improvement in the key secondary endpoint of OS with Lynparza vs. enzalutamide or abiraterone in men with mCRPC selected for BRCA1/2 or ATM gene mutations, a subpopulation of HRR gene mutations.
In May 2020, the results from the Phase 3 GY004 trial, led by NRG Oncology and sponsored by the U.S. NCI, were presented at the 2020 ASCO Annual Meeting. This follows the March 2020, Merck and AstraZeneca announcement of the high-level results from the Phase 3 GY004 trial that examined primarily the efficacy and safety of investigational medicine cediranib in combination with Lynparza versus platinum-based chemotherapy in patients with platinum-sensitive relapsed ovarian cancer. The trial did not meet the primary endpoint in the intent-to-treat population of a statistically significant improvement in PFS with cediranib in combination with Lynparza vs. platinum-based chemotherapy.
In July 2020, the FDA granted Breakthrough Therapy designation to the hypoxia-inducible factor-2 alpha (HIF-2α) inhibitor MK-6482, a novel investigational candidate for the treatment of patients with von Hippel-Lindau (VHL) disease-associated RCC with nonmetastatic RCC tumors less than three centimeters in size, unless immediate surgery is required. The FDA also granted orphan drug designation to MK-6482 for VHL disease. These designations are based on data from a Phase 2 trial evaluating MK-6482 in patients with VHL-associated ccRCC, which were presented at the 2020 ASCO Annual Meeting.
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
In July 2020, Merck announced new analyses from the Phase 2b trial (NCT03272347) evaluating the safety and efficacy of islatravir, the company’s investigational oral nucleoside reverse transcriptase translocation inhibitor (NRTTI), in combination with Pifeltro (doravirine), in adults with HIV-1 infection who had not previously received antiretroviral treatment. The first sub-analysis further characterized the tolerability and safety profile of islatravir in combination with doravirine (100 mg) through Week 48 across the three dose levels studied (0.25, 0.75, 2.25 mg). The second sub-analysis demonstrated that participants who initiated treatment with islatravir and doravirine in combination with 3TC and switched to islatravir and doravirine maintained antiviral activity at Week 48 as measured by HIV-1 RNA <50 copies/mL similar to Delstrigo (doravirine/lamivudine/tenofovir disoproxil fumarate), with low rates of protocol defined virologic failure. These latest findings were made available during the 2020 International AIDS Conference. The primary endpoints and full study design of the Phase 2b Week 48 trial results were originally presented at the 2019 International AIDS Society Conference on HIV Science.
In June 2020, Merck announced results from two initial Phase 3 studies evaluating the safety, tolerability and immunogenicity of V114, the Company’s investigational 15-valent pneumococcal conjugate vaccine. Results from the PNEU-WAY (V114-018) study in adults 18 years of age or older living with HIV showed that V114 elicited an immune response to all 15 serotypes included in the vaccine, including serotypes 22F and 33F. Results from the PNEU-FLU (V114-021) study in healthy adults 50 years of age or older showed that V114 can be given concomitantly with the quadrivalent influenza vaccine. The V114 Phase 3 clinical development program is comprised of 16 trials investigating the safety, tolerability and immunogenicity of V114 in a variety of populations who are at increased risk for pneumococcal disease including both healthy older adult and healthy pediatric populations, as well as people who are immunocompromised or have certain chronic conditions. The Company plans to continue to work with the FDA and other regulatory authorities around the world on filing plans for licensure of this vaccine as additional data from the Phase 3 program become available. These data were announced and published in the International Symposium on Pneumococci and Pneumococcal Diseases (ISPPD) digital library in lieu of an in-person meeting.

In May 2020, Merck and Pfizer Inc. announced the presentation of results from the Phase 3 VERTIS CV cardiovascular (CV) outcomes trial that evaluated Steglatro (ertugliflozin), an oral sodium-glucose cotransporter 2 (SGLT2) inhibitor, versus placebo, added to background standard of care treatment, in patients with type 2 diabetes and atherosclerotic CV disease. The study met the primary endpoint of non-inferiority on major adverse CV events (MACE), which is composed of a composite of CV death, nonfatal myocardial infarction or nonfatal stroke, compared to placebo. The key secondary endpoints of superiority for Steglatro versus placebo for time to the first occurrence of the composite of CV death or hospitalization for heart failure, time to CV death alone and time to the first occurrence of the composite of renal death, dialysis/transplant or doubling of serum creatinine from baseline were not met. While not a pre-specified hypothesis for statistical testing, a reduction in hospitalization for heart failure was observed with Steglatro.
The chart below reflects the Company’s research pipeline as of July 31, 2020. Candidates shown in Phase 3 include specific products and the date such candidate entered into Phase 3 development. Candidates shown in Phase 2 include the most advanced compound with a specific mechanism or, if listed compounds have the same mechanism, they are each currently intended for commercialization in a given therapeutic area. Small molecules and biologics are given MK-number designations and vaccine candidates are given V-number designations. Except as otherwise noted, candidates in Phase 1, additional indications in the same therapeutic area (other than with respect to cancer) and additional claims, line extensions or formulations for in-line products are not shown.

Phase 2	Phase 3 (Phase 3 entry date)	Under Review
Cancer
MK-1026
     Hematological Malignancies
MK-1308(1)
Melanoma
Non-Small-Cell Lung
MK-1454(1)
Head and Neck
MK-3475 Keytruda
Advanced Solid Tumors
MK-4280(1)
     Hematological Malignancies
     Non-Small-Cell Lung
MK-5890(1)
     Non-Small-Cell Lung
MK-7339 Lynparza(2)(3)
Advanced Solid Tumors
MK-7684(1)
    Melanoma
Non-Small-Cell Lung
MK-7902 Lenvima(1)(2)
Advanced Solid Tumors
V937
Melanoma
Chikungunya virus
V184
Cytomegalovirus
V160
HIV-1 Prevention
MK-8591 (islatravir)
Overgrowth Syndrome
MK-7075
Respiratory Syncytial Virus
MK-1654
SARS-CoV-2 Infection
MK-4482(2)
Schizophrenia
MK-8189

Cancer
MK-3475 Keytruda
Biliary Tract (September 2019)
Breast (October 2015) (EU)
Cervical (October 2018) (EU)
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
Hepatocellular (May 2020)
Melanoma (March 2019)
Non-Small-Cell Lung (March 2019)
Cough
MK-7264 (gefapixant) (March 2018)
HIV-1 Infection
     MK-8591A (doravirine/islatravir) (February 2020)
Pneumoconjugate Vaccine
V114 (June 2018)

New Molecular Entities/Vaccines
Heart Failure
MK-1242 (vericiguat)(2) (U.S.) (EU) (JPN)
Pediatric Neurofibromatosis Type 1
MK-5618 (selumetinib)(2) (EU)

Certain Supplemental Filings
Cancer
MK-3475 Keytruda
• Metastatic Triple-Negative Breast Cancer
         (KEYNOTE-355) (U.S.)
• Early-Stage Triple-Negative Breast Cancer
         (KEYNOTE-522) (U.S.)
• Refractory Classical Hodgkin Lymphoma
         (KEYNOTE-204) (U.S.) (EU)
• Recurrent Locally Advanced or Metastatic Esophageal
         Cancer (KEYNOTE-180/KEYNOTE-181) (JPN)
• Unresectable or Metastatic MSI-H or dMMR Colorectal
         Cancer (KEYNOTE-177) (EU)
MK-7339 Lynparza(2)
• First-Line Maintenance Newly Diagnosed Advanced
         Ovarian Cancer (PAOLA) (EU)
• Metastatic Prostate Cancer (PROfound) (EU)
MK-7902 Lenvima(1)(2)
• First-Line Metastatic Hepatocellular Carcinoma
         (KEYNOTE-524) (U.S.)(4)
• Thymic Carcinoma (NCCH1508/REMORA) (JPN)

Footnotes:
(1)  Being developed in combination with Keytruda.
(2)  Being developed in a collaboration.
(3)  Being developed as monotherapy and in combination with Keytruda.
(4)  In July 2020, the FDA issued a CRL for Merck’s and Eisai’s applications. Merck and Eisai are reviewing the letter and will submit data to the FDA.

Liquidity and Capital Resources

($ in millions)	June 30, 2020	December 31, 2019
Cash and investments	$12,354	$11,919
Working capital	7,165	5,263
Total debt to total liabilities and equity	34.1%	31.2%
Cash provided by operating activities was $4.1 billion in the first six months of 2020 compared with $4.4 billion in the first six months of 2019. Cash provided by operating activities in the first six months of 2020 includes $1.1 billion of payments related to collaborations with AstraZeneca and Eisai compared with $385 million in the first six months of 2019 (see Note 3 to the condensed consolidated financial statements). Cash provided by operating activities continues to be the Company’s primary source of funds to finance operating needs, capital expenditures, treasury stock purchases and dividends paid to shareholders.
Cash used in investing activities was $2.5 billion in the first six months of 2020 compared with $2.1 billion in the first six months of 2019. The increase was driven primarily by lower proceeds from sales of securities and other investments and higher capital expenditures, partially offset by lower purchases of securities and other investments and lower use of cash for acquisitions.
Cash used in financing activities was $353 million in the first six months of 2020 compared with $3.7 billion in the first six months of 2019. The lower use of cash in financing activities was driven primarily by a net increase in short-term borrowings in 2020 compared with a net decrease in short-term borrowing in 2019, as well as lower purchases of treasury stock, partially offset by higher payments on debt (see below), lower proceeds from the issuance of debt (see below), higher dividends paid to shareholders, and lower proceeds from the exercise of stock options.
Capital expenditures totaled $1.7 billion and $1.4 billion for the first six months of 2020 and 2019, respectively. The increased capital expenditures reflect investment in new capital projects focused primarily on increasing manufacturing capacity for Merck’s key products.
The Company has accounts receivable factoring agreements with financial institutions in certain countries to sell accounts receivable. The Company factored $1.9 billion and $2.7 billion of accounts receivable in the second quarter of 2020 and the fourth quarter of 2019, respectively, under these factoring arrangements, which reduced outstanding accounts receivable. The cash received from the financial institutions is reported within operating activities in the Condensed Consolidated Statement of Cash Flows. In certain of these factoring arrangements, for ease of administration, the Company will collect customer payments related to the factored receivables, which it then remits to the financial institutions. The net cash flows relating to these collections are reported as financing activities in the Condensed Consolidated Statement of Cash Flows.
Dividends paid to stockholders were $3.1 billion and $2.9 billion for the first six months of 2020 and 2019, respectively. In May 2020, the Board of Directors declared a quarterly dividend of $0.61 per share on the Company’s common stock for the third quarter that was paid in July 2020. In July 2020, the Board of Directors declared a quarterly dividend of $0.61 per share on the Company’s common stock for the fourth quarter that will be paid in October 2020.
In February 2020, the Company’s $1.25 billion, 1.85% notes and $700 million floating-rate notes matured in accordance with their terms and were repaid.
In June 2020, the Company issued $4.5 billion principal amount of senior unsecured notes consisting of $1.0 billion of 0.75% notes due 2026, $1.25 billion of 1.45% notes due 2030, $1.0 billion of 2.35% notes due 2040 and $1.25 billion of 2.45% notes due 2050. Merck intends to use the net proceeds from the offering for general corporate purposes, including without limitation the repayment of outstanding commercial paper borrowings and other indebtedness with upcoming maturities.
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
In 2018, Merck’s Board of Directors authorized purchases of up to $10 billion of Merck’s common stock for its treasury. The treasury stock purchase authorization has no time limit and will be made over time in open-market transactions, block transactions on or off an exchange, or in privately negotiated transactions. During the first six months of 2020, the Company purchased $1.3 billion (16 million shares) of its common stock for its treasury under this share repurchase program. As of June 30, 2020, the Company’s remaining share repurchase authorization was $5.9 billion. In March 2020, the Company temporarily suspended its share repurchase program.
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
Item 4. Controls and Procedures
Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures over financial reporting. Based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2020, the Company’s disclosure controls and procedures are effective. For the second quarter of 2020, there were no changes in internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
The Company does not assume the obligation to update any forward-looking statement. One should carefully evaluate such statements in light of factors, including risk factors, described in the Company’s filings with the Securities and Exchange Commission, especially on Forms 10-K, 10-Q and 8-K. In Item 1A. “Risk Factors” of the Company’s Annual Report on Form 10‑K for the year ended December 31, 2019, as filed on February 26, 2020, in the Company’s Form 10-Q for the quarterly period ended March 31, 2020, as filed on May 6, 2020, and in this Form 10-Q, the Company discusses in more detail various important risk factors that could cause actual results to differ from expected or historic results. The Company notes these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. One should understand that it is not possible to predict or identify all such factors. Consequently, the reader should not consider any such list to be a complete statement of all potential risks or uncertainties.
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
The global COVID-19 pandemic is having an adverse impact on the Company’s business, operations and financial performance. The Company is unable to predict the full extent to which the pandemic and related impacts will continue to adversely impact its business, operations, financial performance, results of operations, and financial condition.
The Company’s business and financial results have been negatively impacted by the outbreak of Coronavirus Disease 2019 (COVID-19). The duration, spread and severity of the COVID-19 pandemic is uncertain, rapidly changing and difficult to predict. The degree to which COVID-19 impacts the Company’s results will depend on future developments, beyond the Company’s knowledge or control, including, but not limited to, the duration and spread of the outbreak, its severity, the actions taken to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume.

While the Company expects to rely on governmental authorities to determine when operations can return to normal, and is cognizant that the duration, spread and severity of the outbreak will be critical determinants for purposes of the full-year estimates provided below, Merck has assumed that the majority of the negative impact occurred in the second quarter of 2020, with a gradual recovery having commenced in the second quarter and extending through the third quarter, with a return to normal operating levels in the fourth quarter of 2020. To the extent these assumptions prove to be incorrect, the Company’s results may differ materially from the estimates set forth herein.
Thus far in 2020, the COVID-19 pandemic has impacted the Company’s business and the Company continues to expect that it will impact the business in numerous ways, including but not limited to those outlined below:
In the second quarter of 2020, the negative impact of the COVID-19 pandemic to Merck’s sales was estimated to be $1.6 billion, including approximately $1.5 billion for Pharmaceutical revenue and approximately $100 million for Animal Health revenue. The impact to sales in the first quarter of 2020 was immaterial. For the full-year 2020, Merck expects an unfavorable impact to sales of approximately $1.95 billion (excluding the impact of foreign exchange) due to the COVID-19 pandemic, comprised of approximately $1.8 billion for Pharmaceutical revenue and approximately $150 million for Animal Health revenue. These estimates include the impacts for the first half of the year.
Roughly two-thirds of Merck’s Pharmaceutical revenue is comprised of physician-administered products, which, despite strong underlying demand, were affected by social distancing measures, fewer well visits and delays in elective surgeries due to the COVID-19 pandemic. These impacts, as well as the prioritization of COVID-19 patients at health care providers, have resulted in reduced administration of many of the Company’s human health products, in particular for its vaccines as well as for Keytruda and Implanon/Nexplanon. The Company anticipates reduced demand for its physician-administered products while pandemic-related access measures remain in place. In addition, declines in medical visits and elective surgeries also negatively affected the demand for certain products, including Bridion. In Merck’s Animal Health business, reduced veterinary visits and lower demand for protein and milk due to restaurant and school closures have negatively affected sales.
Operating expenses were positively impacted in the second quarter and first six months of 2020 by approximately $325 million and $425 million, respectively, primarily driven by lower promotional and selling costs, as well as lower research and development expenses due to the COVID-19 pandemic. For the full-year 2020, Merck continues to expect a net favorable impact to operating expenses of approximately $400 million including both the favorable impact of lower spending, largely reflected in the first half of 2020, partially offset by anticipated spending on recently initiated COVID-19-related vaccine and antiviral research programs.
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

MERCK & CO., INC.

Date: August 5, 2020	/s/ Jennifer Zachary
JENNIFER ZACHARY
Executive Vice President and General Counsel

Date: August 5, 2020	/s/ Rita A. Karachun
RITA A. KARACHUN
Senior Vice President Finance - Global Controller