Form 10-Q
period 2020-09-30
Merck & Co., Inc.
filed 2020-11-05
CIK 310158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
The number of shares of common stock outstanding as of the close of business on October 31, 2020: 2,530,034,437

Part I - Financial Information
Item 1. Financial Statements
MERCK & CO., INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(Unaudited, $ in millions except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Sales	$12,551	$12,397	$35,479	$34,972
Costs, Expenses and Other
Cost of sales	3,481	3,990	9,952	10,443
Selling, general and administrative	2,450	2,589	7,383	7,726
Research and development	3,390	3,204	7,721	7,324
Restructuring costs	114	232	269	444
Other (income) expense, net	(312)	35	(630)	362
	9,123	10,050	24,695	26,299
Income Before Taxes	3,428	2,347	10,784	8,673
Taxes on Income	483	440	1,611	1,259
Net Income	2,945	1,907	9,173	7,414
Less: Net Income (Loss) Attributable to Noncontrolling Interests	4	6	12	(73)
Net Income Attributable to Merck & Co., Inc.	$2,941	$1,901	$9,161	$7,487
Basic Earnings per Common Share Attributable to Merck & Co., Inc. Common Shareholders	$1.16	$0.74	$3.62	$2.91
Earnings per Common Share Assuming Dilution Attributable to Merck & Co., Inc. Common Shareholders	$1.16	$0.74	$3.61	$2.89

MERCK & CO., INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited, $ in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net Income Attributable to Merck & Co., Inc.	$2,941	$1,901	$9,161	$7,487
Other Comprehensive Income (Loss) Net of Taxes:
Net unrealized (loss) gain on derivatives, net of reclassifications	(137)	91	(153)	(9)
Net unrealized (loss) gain on investments, net of reclassifications	—	(17)	(18)	109
Benefit plan net gain and prior service credit, net of amortization	62	15	161	41
Cumulative translation adjustment	85	(117)	(180)	14
	10	(28)	(190)	155
Comprehensive Income Attributable to Merck & Co., Inc.	$2,951	$1,873	$8,971	$7,642
 The accompanying notes are an integral part of these condensed consolidated financial statements.

MERCK & CO., INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited, $ in millions except per share amounts)

	September 30, 2020	December 31, 2019
Assets
Current Assets
Cash and cash equivalents	$7,356	$9,676
Short-term investments	—	774
Accounts receivable (net of allowance for doubtful accounts of $89 in 2020 and $86 in 2019)	8,422	6,778
Inventories (excludes inventories of $2,081 in 2020 and $1,480 in 2019 classified in Other assets - see Note 6)	6,128	5,978
Other current assets	4,671	4,277
Total current assets	26,577	27,483
Investments	1,372	1,469
Property, Plant and Equipment, at cost, net of accumulated depreciation of $18,572 in 2020 and $17,686 in 2019	16,919	15,053
Goodwill	20,248	19,425
Other Intangibles, Net	16,677	14,196
Other Assets	8,007	6,771
	$89,800	$84,397
Liabilities and Equity
Current Liabilities
Loans payable and current portion of long-term debt	$2,420	$3,610
Trade accounts payable	3,744	3,738
Accrued and other current liabilities	11,690	12,549
Income taxes payable	984	736
Dividends payable	1,567	1,587
Total current liabilities	20,405	22,220
Long-Term Debt	26,321	22,736
Deferred Income Taxes	1,777	1,470
Other Noncurrent Liabilities	12,027	11,970
Merck & Co., Inc. Stockholders’ Equity
Common stock, $0.50 par value Authorized - 6,500,000,000 shares Issued - 3,577,103,522 shares in 2020 and 2019	1,788	1,788
Other paid-in capital	39,489	39,660
Retained earnings	51,107	46,602
Accumulated other comprehensive loss	(6,383)	(6,193)
	86,001	81,857
Less treasury stock, at cost: 1,047,343,390 shares in 2020 and 1,038,087,496 shares in 2019	56,815	55,950
Total Merck & Co., Inc. stockholders’ equity	29,186	25,907
Noncontrolling Interests	84	94
Total equity	29,270	26,001
	$89,800	$84,397
The accompanying notes are an integral part of this condensed consolidated financial statement.

MERCK & CO., INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited, $ in millions)

	Nine Months Ended September 30,
	2020	2019
Cash Flows from Operating Activities
Net income	$9,173	$7,414
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,721	2,716
Intangible asset impairment charges	35	864
Charge for acquisition of Peloton Therapeutics, Inc.	—	982
Deferred income taxes	47	(386)
Share-based compensation	354	306
Other	(445)	219
Net changes in assets and liabilities	(5,638)	(3,469)
Net Cash Provided by Operating Activities	6,247	8,646
Cash Flows from Investing Activities
Capital expenditures	(3,170)	(2,336)
Purchases of securities and other investments	(78)	(2,380)
Proceeds from sales of securities and other investments	1,894	7,459
Acquisition of ArQule, Inc., net of cash acquired	(2,545)	—
Acquisition of Antelliq Corporation, net of cash acquired	—	(3,620)
Acquisition of Peloton Therapeutics, Inc., net of cash acquired	—	(1,040)
Other acquisitions, net of cash acquired	(907)	(269)
Other	141	320
Net Cash Used in Investing Activities	(4,665)	(1,866)
Cash Flows from Financing Activities
Net change in short-term borrowings	(311)	(3,892)
Payments on debt	(1,954)	—
Proceeds from issuance of debt	4,419	4,958
Purchases of treasury stock	(1,281)	(3,730)
Dividends paid to stockholders	(4,673)	(4,290)
Proceeds from exercise of stock options	68	344
Other	(472)	(240)
Net Cash Used in Financing Activities	(4,204)	(6,850)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	89	(26)
Net Decrease in Cash, Cash Equivalents and Restricted Cash	(2,533)	(96)
Cash, Cash Equivalents and Restricted Cash at Beginning of Year (includes restricted cash of $258 at January 1, 2020 included in Other Assets)	9,934	7,967
Cash, Cash Equivalents and Restricted Cash at End of Period (includes restricted cash of $45 at September 30, 2020 included in Other Assets)	$7,401	$7,871
The accompanying notes are an integral part of this condensed consolidated financial statement.

Notes to Condensed Consolidated Financial Statements (unaudited)

1.Basis of Presentation
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
Planned Spin-Off of Women’s Health, Biosimilars and Established Brands into New Company
In February 2020, Merck announced its intention to spin-off products from its women’s health, biosimilars and established brands businesses into a new, independent, publicly traded company named Organon & Co. (Organon) through a distribution of Organon’s publicly traded stock to Company shareholders. The distribution is expected to qualify as tax-free to the Company and its shareholders for U.S. federal income tax purposes. The established brands included in the transaction consist of dermatology, non-opioid pain management, respiratory, and select cardiovascular products including Zetia (ezetimibe) and Vytorin (ezetimibe and simvastatin), as well as the rest of Merck’s diversified brands franchise. Merck’s existing research pipeline programs will continue to be owned and developed within Merck as planned. Organon will have development capabilities initially focused on late-stage development and life-cycle management and is expected over time to develop research capabilities in selected therapeutic areas. The spin-off is expected to be completed in the second quarter of 2021, subject to market and certain other conditions. Subsequent to the spin-off, the historical results of the women’s health, biosimilars and established brands businesses will be reflected as discontinued operations in the Company’s consolidated financial statements.
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
Recently Issued Accounting Standards Not Yet Adopted
In December 2019, the FASB issued amended guidance on the accounting and reporting of income taxes. The guidance is intended to simplify the accounting for income taxes by: removing exceptions related to certain intraperiod tax allocations and deferred tax liabilities; clarifying guidance primarily related to evaluating the step-up tax basis for goodwill in a business combination; and reflecting enacted changes in tax laws or rates in the annual effective tax rate. The amended guidance is effective for interim and annual periods in 2021. Early adoption is permitted. The amendments in the new guidance are to be applied on a retrospective basis, on a modified retrospective basis through a cumulative-effect adjustment to retained earnings or prospectively, depending on the amendment. The Company is currently evaluating the impact of adoption on its consolidated financial statements.
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
In November 2020, Merck and VelosBio, Inc. (VelosBio) announced that the companies had entered into a definitive agreement pursuant to which Merck, through a subsidiary, will acquire all outstanding shares of VelosBio for $2.75 billion, subject to certain customary adjustments. VelosBio is a privately held clinical-stage biopharmaceutical company committed to developing first-in-class cancer therapies targeting receptor tyrosine kinase-like orphan receptor 1 (ROR1). VelosBio’s lead investigational candidate is VLS-101, an antibody-drug conjugate targeting ROR1 that is currently being evaluated in a Phase 1 and a Phase 2 clinical trial for the treatment of patients with hematologic malignancies and solid tumors, respectively. The closing of the transaction, which is subject to approval under the Hart-Scott-Rodino Antitrust Improvements Act and other customary conditions, is expected by the end of 2020.
In September 2020, Merck and Seagen Inc. (Seagen, formerly known as Seattle Genetics, Inc.) announced an oncology collaboration to globally develop and commercialize Seagen’s ladiratuzumab vedotin (MK-6440), an investigational antibody-drug conjugate targeting LIV-1, which is currently in Phase 2 clinical trials for breast cancer and other solid tumors. The collaboration will pursue a broad joint development program evaluating ladiratuzumab vedotin as monotherapy and in combination with Keytruda (pembrolizumab) in triple-negative breast cancer, hormone receptor-positive breast cancer and other LIV-1-expressing solid tumors. The companies will equally share profits worldwide. Under the terms of the agreement, Merck made an upfront payment of $600 million and a $1.0 billion equity investment in 5 million shares of Seagen common stock at a price of $200 per share. Merck recorded $622 million in Research and development expenses in the third quarter and first nine months of 2020 related to this transaction reflecting the upfront payment as well as a $22 million mark-to-market loss on the purchase commitment (forward contract) relating to the equity shares (calculated based on the closing price of Seagen common stock on September 30, 2020). The closing of the equity investment occurred in October 2020 and resulted in the recognition of a $6 million reduction to Research and development expenses based on the price of Seagen common stock on the closing date. Seagen is also eligible to receive future contingent milestone payments of up to $2.6 billion, including $850 million in development milestones and $1.75 billion in sales milestones.
Concurrent with the above transaction, Seagen granted Merck an exclusive license to commercialize Tukysa (tucatinib), a small molecule tyrosine kinase inhibitor, for the treatment of HER2-positive cancers, in Asia, the Middle East and Latin America and other regions outside of the United States, Canada and Europe. Merck will be responsible for marketing applications seeking approval in its territories, supported by the positive results from the HER2CLIMB clinical trial. Merck will also co-fund a portion of the Tukysa global development plan, which encompasses several ongoing and planned trials across HER2-positive cancers, including breast, colorectal, gastric and other cancers set forth in a global product development plan. Merck will solely fund and conduct country-specific clinical trials necessary to support anticipated regulatory applications in its territories. Under the terms of the agreement, Merck made upfront payments aggregating $210 million, which were recorded as Research and development expenses in the third quarter and first nine months of 2020. Seagen is also eligible to receive future contingent regulatory approval milestones of up to $65 million and will receive tiered royalties ranging from 20% to 33% based on annual sales levels of Tukysa in Merck’s territories.
Additionally in September 2020, Merck acquired a biologics manufacturing facility located in Dunboyne, Ireland from Takeda Pharmaceutical Company Limited for €256 million ($302 million). The transaction was accounted for as an acquisition of an asset. Merck recorded property, plant and equipment of $289 million and other net assets of $13 million. There are no future contingent payments associated with the acquisition.
In July 2020, Merck acquired the U.S. rights to Sentinel Flavor Tabs and Sentinel Spectrum Chews from Virbac Corporation for $410 million. Sentinel products provide protection against common parasites in dogs. The transaction was accounted for as an acquisition of an asset. Merck recognized intangible assets of $401 million related to currently marketed products and inventory of $9 million at the acquisition date. The estimated fair values of the identifiable intangible assets related to currently marketed products were determined using an income approach. Actual cash flows are likely to be different than those assumed. The intangible assets related to currently marketed products will be amortized over their estimated useful lives of 15 years. There are no future contingent payments associated with the acquisition.
Also, in July 2020, Merck and Ridgeback Biotherapeutics LP (Ridgeback Bio), a closely held biotechnology company, closed a collaboration agreement to develop molnupiravir (MK-4482, formerly known as EIDD-2801), an orally

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
available antiviral candidate currently in clinical development for the treatment of patients with COVID-19. Merck gained exclusive worldwide rights to develop and commercialize molnupiravir and related molecules. Under the terms of the agreement, Ridgeback Bio received an upfront payment and also is eligible to receive future contingent payments dependent upon the achievement of certain developmental and regulatory approval milestones, as well as a share of the net profits of molnupiravir and related molecules, if approved. Merck and Ridgeback are committed to ensure that any medicines developed for SARS-CoV-2 (the causative agent of COVID-19) will be accessible and affordable globally.
In June 2020, Merck acquired privately held Themis Bioscience GmbH (Themis), a company focused on vaccines and immune-modulation therapies for infectious diseases and cancer for $366 million. Merck may make additional contingent payments of up to $740 million, including up to $80 million for development milestones, up to $260 million for regulatory approval milestones, and up to $400 million for commercial milestones. Themis has a broad pipeline of vaccine candidates and immune-modulatory therapies developed using its innovative measles virus vector platform based on a vector originally developed by scientists at the Institut Pasteur and licensed exclusively to Themis for select viral indications. The acquisition builds upon an ongoing collaboration between the two companies to develop vaccine candidates using the measles virus vector platform and is expected to accelerate the development of the COVID-19 vaccine candidate (V591), which is currently in Phase 1 clinical development. The transaction was accounted for as an acquisition of a business. The Company determined the fair value of the contingent consideration was $97 million at the acquisition date utilizing a probability-weighted estimated cash flow stream using an appropriate discount rate dependent on the nature and timing of the milestone payment. Merck recognized intangible assets for in-process research and development (IPR&D) of $136 million, cash of $59 million, deferred tax assets of $71 million and other net liabilities of $32 million. The excess of the consideration transferred over the fair value of net assets acquired of $229 million was recorded as goodwill that was allocated to the Pharmaceutical segment and is not deductible for tax purposes. The fair values of the identifiable intangible assets related to IPR&D were determined using an income approach. Actual cash flows are likely to be different than those assumed. In connection with the transaction, Merck has entered into a memorandum of understanding that reflects the parties’ commitments to address the COVID-19 pandemic by developing, manufacturing and distributing the vaccine on a global basis and with pricing that makes the vaccine both available around the world and accessible to those who need it.
In May 2020, Merck and the International AIDS Vaccine Initiative, Inc. (IAVI), a nonprofit scientific research organization dedicated to addressing urgent, unmet global health challenges, announced a new collaboration to develop V590, an investigational vaccine against SARS-CoV-2 being studied for the prevention of COVID-19. This vaccine candidate will use the recombinant vesicular stomatitis virus (rVSV) technology that is the basis for Merck’s approved Ebola Zaire virus vaccine, Ervebo (Ebola Zaire Vaccine, Live), which was the first rVSV vaccine approved for use in humans. Under the terms of the agreement, Merck made an upfront payment of $6.5 million and may make additional contingent payments of up to $100 million for sales-based milestones, as well as royalty payments. Merck has also signed an agreement with the Biomedical Advanced Research and Development Authority (BARDA), part of the office of the Assistant Secretary for Preparedness and Response within an agency of the United States Department of Health and Human Services, to provide initial funding support for this effort. Under the agreement, IAVI and Merck will work together to advance the development and global clinical evaluation of a SARS-CoV-2 vaccine candidate designed and engineered by IAVI scientists. The vaccine candidate is currently in Phase 1 clinical development. Merck will lead regulatory filings globally. Both organizations will work together to develop the vaccine and make it accessible and affordable globally, if approved.
In January 2020, Merck acquired ArQule, Inc. (ArQule), a publicly traded biopharmaceutical company focused on kinase inhibitor discovery and development for the treatment of patients with cancer and other diseases. Total consideration paid of $2.7 billion included $138 million of share-based compensation payments to settle equity awards attributable to precombination service and cash paid for transaction costs on behalf of ArQule. The Company incurred $95 million of transaction costs directly related to the acquisition of ArQule, consisting almost entirely of share-based compensation payments to settle non-vested equity awards attributable to postcombination service. These costs were included in Selling, general and administrative expenses in the first nine months of 2020. ArQule’s lead investigational candidate, MK-1026 (formerly known as ARQ 531), is a novel, oral Bruton’s tyrosine kinase (BTK) inhibitor currently being evaluated for the treatment of B-cell malignancies.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
The estimated fair value of assets acquired and liabilities assumed from ArQule is as follows:

($ in millions)	January 16, 2020
Cash and cash equivalents	$145
IPR&D MK-1026 (formerly ARQ 531) (1)	2,280
Licensing arrangement for ARQ 087	80
Deferred income tax liabilities	(389)
Other assets and liabilities, net	34
Total identifiable net assets	2,150
Goodwill (2)	540
Consideration transferred	$2,690
(1)    The estimated fair value of the identifiable intangible asset related to IPR&D was determined using an income approach. The future net cash flows were discounted to present value utilizing a discount rate of 12.5%. Actual cash flows are likely to be different than those assumed.
(2)    The goodwill was allocated to the Pharmaceutical segment and is not deductible for tax purposes.
In July 2019, Merck acquired Peloton Therapeutics, Inc. (Peloton), a clinical-stage biopharmaceutical company focused on the development of novel small molecule therapeutic candidates targeting hypoxia-inducible factor-2α (HIF-2α) for the treatment of patients with cancer and other non-oncology diseases. Peloton’s lead candidate, MK-6482 (formerly known as PT2977), is a novel investigational oral HIF-2α inhibitor in late-stage development for renal cell carcinoma. Merck made an upfront payment of $1.2 billion; additionally, former Peloton shareholders will be eligible to receive $50 million upon U.S. regulatory approval, $50 million upon first commercial sale in the United States, and up to $1.05 billion of sales-based milestones. The transaction was accounted for as an acquisition of an asset. Merck recorded cash of $157 million, deferred tax liabilities of $64 million, and other net liabilities of $6 million at the acquisition date and Research and development expenses of $982 million in the third quarter and first nine months of 2019 related to the transaction.
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

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
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
In the second quarter of 2020, Merck determined it was probable that sales of Lynparza in the future would trigger $400 million of sales-based milestone payments from Merck to AstraZeneca. Accordingly, Merck recorded a $400 million liability and a corresponding increase to the intangible asset related to Lynparza. Prior to 2020, Merck accrued sales-based milestone payments aggregating $1.0 billion related to Lynparza, of which $200 million and $250 million was paid to AstraZeneca in 2019 and 2018, respectively, and $250 million was paid in the first nine months of 2020. Potential future sales-based milestone payments of $2.7 billion have not yet been accrued as they are not deemed by the Company to be probable at this time.
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
The intangible asset balance related to Lynparza (which includes capitalized sales-based and regulatory milestone payments) was $1.3 billion at September 30, 2020 and is included in Other Intangibles, Net on the Consolidated Balance Sheet. The amount is being amortized over its estimated useful life through 2028 as supported by projected future cash flows, subject to impairment testing.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
Summarized financial information related to this collaboration is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2020	2019	2020	2019
Alliance revenue - Lynparza	$196	$123	$519	$313
Alliance revenue - Koselugo	3	—	3	—
Total alliance revenue	$199	$123	$522	$313

Cost of sales (1)	41	28	205	120
Selling, general and administrative	40	36	112	96
Research and development	20	44	93	122

($ in millions)			September 30, 2020	December 31, 2019
Receivables from AstraZeneca included in Other current assets			$197	$128
Payables to AstraZeneca included in Accrued and other current liabilities (2)			309	577
Payables to AstraZeneca included in Other Noncurrent Liabilities (2)			400	—
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
In the second quarter of 2020, Merck determined it was probable that sales of Lenvima in the future would trigger sales-based milestone payments aggregating $370 million from Merck to Eisai. Accordingly, Merck recorded a $370 million liability and a corresponding increase to the intangible asset related to Lenvima. Prior to 2020, Merck accrued sales-based milestone payments aggregating $950 million. Of these amounts, $50 million was paid to Eisai in 2019 and an additional $500 million was paid in the first nine months of 2020. Potential future sales-based milestone payments of $2.7 billion have not yet been accrued as they are not deemed by the Company to be probable at this time.
In 2018, Lenvima received regulatory approvals triggering capitalized milestone payments of $250 million in the aggregate from Merck to Eisai. Potential future regulatory milestone payments of $135 million remain under the agreement.
The intangible asset balance related to Lenvima (which includes capitalized sales-based and regulatory milestone payments) was $1.1 billion at September 30, 2020 and is included in Other Intangibles, Net on the Consolidated Balance Sheet. The amount is being amortized over its estimated useful life through 2026 as supported by projected future cash flows, subject to impairment testing.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
Summarized financial information related to this collaboration is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2020	2019	2020	2019
Alliance revenue - Lenvima	$142	$109	$421	$280

Cost of sales (1)	46	23	215	97
Selling, general and administrative	18	21	48	59
Research and development	48	37	168	146

($ in millions)			September 30, 2020	December 31, 2019
Receivables from Eisai included in Other current assets			$170	$150
Payables to Eisai included in Accrued and other current liabilities (2)			325	700
Payables to Eisai included in Other Noncurrent Liabilities (3)			570	525
(1) Represents amortization of capitalized milestone payments.
(2) Includes accrued milestone and future option payments.
(3) Includes accrued milestone payments.
Bayer AG
In 2014, the Company entered into a worldwide clinical development collaboration with Bayer AG (Bayer) to market and develop soluble guanylate cyclase (sGC) modulators including Bayer’s Adempas (riociguat), which is approved to treat pulmonary arterial hypertension and chronic thromboembolic pulmonary hypertension. The two companies have implemented a joint development and commercialization strategy. The collaboration also includes clinical development of Bayer’s vericiguat, which is in development for the potential treatment of worsening heart failure. Vericiguat is currently under review by regulatory authorities in the United States, the EU and Japan. Under the agreement, Bayer leads commercialization of Adempas in the Americas, while Merck leads commercialization in the rest of the world. For vericiguat, if approved, Bayer will lead commercialization in the rest of world and Merck will lead in the Americas. Both companies share in development costs and profits on sales and have the right to co-promote in territories where they are not the lead. Merck records sales of Adempas in its marketing territories, as well as alliance revenue, which is Merck’s share of profits from the sale of Adempas in Bayer’s marketing territories. In addition, the agreement provides for contingent payments from Merck to Bayer related to the successful achievement of sales-based milestones.
Prior to 2020, Merck accrued $725 million of sales-based milestone payments for this collaboration, of which $350 million was paid to Bayer in 2018. There is an additional $400 million potential future sales-based milestone payment that has not yet been accrued as it is not deemed by the Company to be probable at this time.
The intangible asset balance related to this collaboration (which includes the acquired intangible asset balance, as well as capitalized sales-based milestone payments) was $838 million at September 30, 2020 and is included in Other Intangibles, Net on the Consolidated Balance Sheet. The amount is being amortized over its estimated useful life through 2027 as supported by projected future cash flows, subject to impairment testing.
Summarized financial information related to this collaboration is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2020	2019	2020	2019
Alliance revenue - Adempas	$83	$50	$216	$144
Net sales of Adempas recorded by Merck	55	57	167	158
Total sales	$138	$107	$383	$302

Cost of sales (1)	29	28	85	86
Selling, general and administrative	19	12	42	31
Research and development	12	31	53	94

($ in millions)			September 30, 2020	December 31, 2019
Receivables from Bayer included in Other current assets			$70	$49
Payables to Bayer included in Other Noncurrent Liabilities (2)			375	375
(1) Includes amortization of intangible assets.
(2) Represents accrued milestone payment.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
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
The Company recorded total pretax costs of $186 million and $296 million in the third quarter of 2020 and 2019, respectively, and $504 million and $642 million for the first nine months of 2020 and 2019, respectively, related to restructuring program activities. Since inception of the Restructuring Program through September 30, 2020, Merck has recorded total pretax accumulated costs of approximately $1.4 billion. For segment reporting, restructuring charges are unallocated expenses.
The following tables summarize the charges related to restructuring program activities by type of cost:

	Three Months Ended September 30, 2020				Nine Months Ended September 30, 2020
($ in millions)	Separation Costs	Accelerated Depreciation	Other	Total	Separation Costs	Accelerated Depreciation	Other	Total
Cost of sales	$—	$33	$5	$38	$—	$89	$42	$131
Selling, general and administrative	—	15	—	15	—	37	—	37
Research and development	—	18	1	19	—	66	1	67
Restructuring costs	61	—	53	114	143	—	126	269
	$61	$66	$59	$186	$143	$192	$169	$504

	Three Months Ended September 30, 2019				Nine Months Ended September 30, 2019
($ in millions)	Separation Costs	Accelerated Depreciation	Other	Total	Separation Costs	Accelerated Depreciation	Other	Total
Cost of sales	$—	$41	$21	$62	$—	$139	$22	$161
Selling, general and administrative	—	1	—	1	—	33	—	33
Research and development	—	(1)	2	1	—	1	3	4
Restructuring costs	205	—	27	232	358	—	86	444
	$205	$41	$50	$296	$358	$173	$111	$642
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

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
The following table summarizes the charges and spending relating to restructuring program activities for the nine months ended September 30, 2020:

($ in millions)	Separation Costs	Accelerated Depreciation	Other	Total
Restructuring reserves January 1, 2020	$690	$—	$69	$759
Expense	143	192	169	504
(Payments) receipts, net	(395)	—	(237)	(632)
Non-cash activity	—	(192)	39	(153)
Restructuring reserves September 30, 2020 (1)	$438	$—	$40	$478
(1)The remaining cash outlays are expected to be substantially completed by the end of 2023.
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

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
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
The effects of the Company’s net investment hedges on OCI and the Consolidated Statement of Income are shown below:

	Amount of Pretax (Gain) Loss Recognized in Other Comprehensive Income (1)				Amount of Pretax (Gain) Loss Recognized in Other (income) expense, net for Amounts Excluded from Effectiveness Testing
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2020	2019	2020	2019	2020	2019	2020	2019
Net Investment Hedging Relationships
Foreign exchange contracts	$10	$1	$15	$8	$(4)	$(8)	$(15)	$(23)
Euro-denominated notes	162	(150)	182	(152)	—	—	—	—
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
In February 2020, five interest rate swaps with notional amounts of $250 million each matured. These swaps effectively converted the Company’s $1.25 billion, 1.85% fixed-rate notes due 2020 to variable rate debt. At September 30, 2020, the Company was a party to 14 pay-floating, receive-fixed interest rate swap contracts designated as fair value hedges of fixed-rate notes in which the notional amounts match the amount of the hedged fixed-rate notes as detailed in the table below.

	September 30, 2020
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

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
The table below presents the location of amounts recorded on the Consolidated Balance Sheet related to cumulative basis adjustments for fair value hedges:

	Carrying Amount of Hedged Liabilities		Cumulative Amount of Fair Value Hedging Adjustment Increase (Decrease) Included in the Carrying Amount
($ in millions)	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
Balance Sheet Line Item in which Hedged Item is Included
Loans payable and current portion of long-term debt	$1,155	$1,249	$5	$(1)
Long-Term Debt	2,309	3,409	62	14
Presented in the table below is the fair value of derivatives on a gross basis segregated between those derivatives that are designated as hedging instruments and those that are not designated as hedging instruments:

		September 30, 2020			December 31, 2019
		Fair Value of Derivative		U.S. Dollar Notional	Fair Value of Derivative		U.S. Dollar Notional
($ in millions)	Balance Sheet Caption	Asset	Liability		Asset	Liability
Derivatives Designated as Hedging Instruments
Interest rate swap contracts	Other current assets	$6	$—	$1,150	$—	$—	$—
Interest rate swap contracts	Other Assets	63	—	2,250	15	—	3,400
Interest rate swap contracts	Accrued and other current liabilities	—	—	—	—	1	1,250
Foreign exchange contracts	Other current assets	30	—	4,120	152	—	6,117
Foreign exchange contracts	Other Assets	59	—	1,881	55	—	2,160
Foreign exchange contracts	Accrued and other current liabilities	—	104	3,096	—	22	1,748
Foreign exchange contracts	Other Noncurrent Liabilities	—	1	157	—	1	53
		$158	$105	$12,654	$222	$24	$14,728
Derivatives Not Designated as Hedging Instruments
Foreign exchange contracts	Other current assets	$81	$—	$5,455	$66	$—	$7,245
Foreign exchange contracts	Accrued and other current liabilities	—	171	8,042	—	73	8,693
Forward contract related to Seagen common stock	Accrued and other current liabilities	—	22	1,000	—	—	—
		$81	$193	$14,497	$66	$73	$15,938
		$239	$298	$27,151	$288	$97	$30,666
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

	September 30, 2020		December 31, 2019
($ in millions)	Asset	Liability	Asset	Liability
Gross amounts recognized in the condensed consolidated balance sheet	$239	$298	$288	$97
Gross amounts subject to offset in master netting arrangements not offset in the condensed consolidated balance sheet	(140)	(140)	(84)	(84)
Cash collateral received	—	—	(34)	—
Net amounts	$99	$158	$170	$13

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
The table below provides information regarding the location and amount of pretax (gains) losses of derivatives designated in fair value or cash flow hedging relationships:

	Sales		Other (income) expense, net (1)		Other comprehensive income (loss)		Sales		Other (income) expense, net (1)		Other comprehensive income (loss)
	Three Months Ended September 30,		Three Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2020	2019	2020	2019	2020	2019	2020	2019	2020	2019	2020	2019
Financial Statement Line Items in which Effects of Fair Value or Cash Flow Hedges are Recorded	$12,551	$12,397	$(312)	$35	$10	$(28)	$35,479	$34,972	$(630)	$362	$(190)	$155
(Gain) loss on fair value hedging relationships
Interest rate swap contracts
Hedged items	—	—	(14)	13	—	—	—	—	54	101	—	—
Derivatives designated as hedging instruments	—	—	—	(6)	—	—	—	—	(76)	(74)	—	—
Impact of cash flow hedging relationships
Foreign exchange contracts
Amount of (loss) gain recognized in OCI on derivatives	—	—	—	—	(195)	186	—	—	—	—	(126)	183
Increase (decrease) in Sales as a result of AOCI reclassifications	(23)	70	—	—	23	(70)	65	189	—	—	(65)	(189)
Interest rate contracts
Amount of gain recognized in Other (income) expense, net on derivatives	—	—	(1)	(1)	—	—	—	—	(3)	(3)	—	—
Amount of loss recognized in OCI on derivatives	—	—	—	—	(1)	(1)	—	—	—	—	(3)	(6)
(1) Interest expense is a component of Other (income) expense, net.
The table below provides information regarding the income statement effects of derivatives not designated as hedging instruments:

		Amount of Derivative Pretax (Gain) Loss Recognized in Income
		Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	Income Statement Caption	2020	2019	2020	2019
Derivatives Not Designated as Hedging Instruments
Foreign exchange contracts (1)	Other (income) expense, net	$(7)	$(8)	$(138)	$112
Foreign exchange contracts (2)	Sales	7	(11)	4	(7)
Interest rate contracts (3)	Other (income) expense, net	—	—	9	—
Forward contract related to Seagen common stock	Research and development expenses	22	—	22	—
(1) These derivative contracts mitigate changes in the value of remeasured foreign currency denominated monetary assets and liabilities attributable to changes in foreign currency exchange rates.
(2) These derivative contracts serve as economic hedges of forecasted transactions.
(3) These derivatives serve as economic hedges against rising treasury rates.
At September 30, 2020, the Company estimates $155 million of pretax net unrealized losses on derivatives maturing within the next 12 months that hedge foreign currency denominated sales over that same period will be reclassified from AOCI to Sales. The amount ultimately reclassified to Sales may differ as foreign exchange rates change. Realized gains and losses are ultimately determined by actual exchange rates at maturity.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
Investments in Debt and Equity Securities
Information on investments in debt and equity securities is as follows:

	September 30, 2020				December 31, 2019
	Amortized Cost	Gross Unrealized		Fair Value	Amortized Cost	Gross Unrealized		Fair Value
($ in millions)		Gains	Losses			Gains	Losses
U.S. government and agency securities	$74	$—	$—	$74	$266	$3	$—	$269
Foreign government bonds	2	—	—	2	—	—	—	—
Commercial paper	—	—	—	—	668	—	—	668
Corporate notes and bonds	—	—	—	—	608	13	—	621
Asset-backed securities	—	—	—	—	226	1	—	227
Total debt securities	$76	$—	$—	$76	$1,768	$17	$—	$1,785
Publicly traded equity securities (1)				1,477				838
Total debt and publicly traded equity securities				$1,553				$2,623
(1) Unrealized net (gains) losses recognized in Other (income) expense, net on equity securities still held at September 30, 2020 were $(43) million and $(512) million in the third quarter and first nine months of 2020, respectively. Unrealized net losses (gains) recognized in Other (income) expense, net on equity securities still held at September 30, 2019 were $25 million and $(41) million in the third quarter and first nine months of 2019, respectively.
At September 30, 2020 and September 30, 2019, the Company also had $508 million and $393 million, respectively, of equity investments without readily determinable fair values included in Other Assets. The Company recognizes unrealized gains on these equity investments based on favorable observable price changes from transactions involving similar investments of the same investee and recognizes unrealized losses based on unfavorable observable price changes. During the first nine months of 2020, the Company recognized unrealized gains of $21 million and unrealized losses of $3 million in Other (income) expense, net related to these equity investments held at September 30, 2020. During the first nine months of 2019, the Company recognized unrealized gains of $4 million and unrealized losses of $12 million in Other (income) expense, net related to these investments held at September 30, 2019. Cumulative unrealized gains and cumulative unrealized losses based on observable prices changes for investments in equity investments without readily determinable fair values still held at September 30, 2020 were $128 million and $24 million, respectively.
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

	Fair Value Measurements Using				Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
($ in millions)	September 30, 2020				December 31, 2019
Assets
Investments
Foreign government bonds	$—	$2	$—	$2	$—	$—	$—	$—
Commercial paper	—	—	—	—	—	668	—	668
Corporate notes and bonds	—	—	—	—	—	621	—	621
Asset-backed securities (1)	—	—	—	—	—	227	—	227
U.S. government and agency securities	—	—	—	—	—	209	—	209
Publicly traded equity securities	1,370	—	—	1,370	518	—	—	518
	1,370	2	—	1,372	518	1,725	—	2,243
Other assets (2)
U.S. government and agency securities	74	—	—	74	60	—	—	60
Publicly traded equity securities	107	—	—	107	320	—	—	320
	181	—	—	181	380	—	—	380
Derivative assets (3)
Forward exchange contracts	—	116	—	116	—	169	—	169
Interest rate swaps	—	69	—	69	—	15	—	15
Purchased currency options	—	54	—	54	—	104	—	104
	—	239	—	239	—	288	—	288
Total assets	$1,551	$241	$—	$1,792	$898	$2,013	$—	$2,911
Liabilities
Other liabilities
Contingent consideration	$—	$—	$829	$829	$—	$—	$767	$767
Derivative liabilities (3)
Forward exchange contracts	—	275	—	275	—	95	—	95
Forward contract related to Seagen common stock	—	22	—	22	—	—	—	—
Written currency options	—	1	—	1	—	1	—	1
Interest rate swaps	—	—	—	—	—	1	—	1
	—	298	—	298	—	97	—	97
Total liabilities	$—	$298	$829	$1,127	$—	$97	$767	$864
(1)Primarily all of the asset-backed securities were highly rated (Standard & Poor’s rating of AAA and Moody’s Investors Service rating of Aaa), secured primarily by auto loan, credit card and student loan receivables, with weighted-average lives of primarily 5 years or less.
(2)    Investments included in other assets are restricted as to use, including for the payment of benefits under employee benefit plans.
(3)    The fair value determination of derivatives includes the impact of the credit risk of counterparties to the derivatives and the Company’s own credit risk, the effects of which were not significant.
As of September 30, 2020 and December 31, 2019, Cash and cash equivalents included $6.6 billion and $8.9 billion of cash equivalents, respectively (which would be considered Level 2 in the fair value hierarchy).

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
Contingent Consideration
Summarized information about the changes in liabilities for contingent consideration associated with business acquisitions is as follows:

	Nine Months Ended September 30,
($ in millions)	2020	2019
Fair value January 1	$767	$788
Additions	97	—
Changes in estimated fair value (1)	71	52
Payments	(106)	(85)
Fair value September 30 (2)(3)	$829	$755
(1) Recorded in Cost of sales, Research and development expenses, and Other (income) expense, net. Includes cumulative translation adjustments.
(2) Balance at September 30, 2020 includes $140 million recorded as a current liability for amounts expected to be paid within the next 12 months.
(3) At September 30, 2020 and December 31, 2019, $637 million and $625 million, respectively, of the liabilities relate to the termination of the Sanofi-Pasteur MSD joint venture in 2016. As part of the termination, Merck recorded a liability for contingent future royalty payments of 11.5% on net sales of all Merck products that were previously sold by the joint venture through December 31, 2024. The fair value of this liability is determined utilizing the estimated amount and timing of projected cash flows using a risk-adjusted discount rate of 8% to present value the cash flows.
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
The estimated fair value of loans payable and long-term debt (including current portion) at September 30, 2020, was $32.6 billion compared with a carrying value of $28.7 billion and at December 31, 2019, was $28.8 billion compared with a carrying value of $26.3 billion. Fair value was estimated using recent observable market prices and would be considered Level 2 in the fair value hierarchy.
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
The Company has accounts receivable factoring agreements with financial institutions in certain countries to sell accounts receivable. The Company factored $2.1 billion and $2.7 billion of accounts receivable in the third quarter of 2020 and the fourth quarter of 2019, respectively, under these factoring arrangements, which reduced outstanding accounts receivable. The cash received from the financial institutions is reported within operating activities in the Consolidated Statement of Cash Flows. In certain of these factoring arrangements, for ease of administration, the Company will collect customer payments related to the factored receivables, which it then remits to the financial institutions. The net cash flows relating to these collections are reported as financing activities in the Consolidated Statement of Cash Flows. The cost of factoring such accounts receivable was de minimis.
Derivative financial instruments are executed under International Swaps and Derivatives Association master agreements. The master agreements with several of the Company’s financial institution counterparties also include credit support annexes. These annexes contain provisions that require collateral to be exchanged depending on the value of the derivative assets and liabilities, the Company’s credit rating, and the credit rating of the counterparty. Cash collateral received by the Company from various counterparties was $34 million at December 31, 2019. The obligation to return such collateral is recorded in Accrued and other current liabilities. No cash collateral was advanced by the Company to counterparties as of September 30, 2020 or December 31, 2019.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
6.    Inventories
Inventories consisted of:

($ in millions)	September 30, 2020	December 31, 2019
Finished goods	$2,038	$1,772
Raw materials and work in process	6,073	5,650
Supplies	197	207
Total (approximates current cost)	8,308	7,629
Decrease to LIFO cost	(99)	(171)
	$8,209	$7,458
Recognized as:
Inventories	$6,128	$5,978
Other assets	2,081	1,480
Amounts recognized as Other Assets are comprised almost entirely of raw materials and work in process inventories. At September 30, 2020 and December 31, 2019, these amounts included $1.8 billion and $1.3 billion, respectively, of inventories not expected to be sold within one year. In addition, these amounts included $288 million and $168 million at September 30, 2020 and December 31, 2019, respectively, of inventories produced in preparation for product launches.
7.    Other Intangibles
During the third quarter and first nine months of 2019, the Company recorded $612 million and $693 million, respectively, of intangible asset impairment charges related to marketed products within Cost of sales. During the third quarter of 2019, the Company recorded an impairment charge of $612 million related to Sivextro (tedizolid phosphate), a product for the treatment of acute bacterial skin and skin structure infections caused by susceptible isolates of certain Gram-positive microorganisms. As part of a reorganization and reprioritization of its internal sales force, the Company made the decision to cease promotion of Sivextro in the U.S. market by the end of 2019. This decision resulted in reduced cash flow projections for Sivextro, which indicated that the Sivextro intangible asset value was not fully recoverable on an undiscounted cash flows basis. The Company utilized market participant assumptions to determine its best estimate of the fair value of the intangible asset related to Sivextro that, when compared with its related carrying value, resulted in the impairment charge noted above.
8.    Long-Term Debt
In June 2020, the Company issued $4.5 billion principal amount of senior unsecured notes consisting of $1.0 billion of 0.75% notes due 2026, $1.25 billion of 1.45% notes due 2030, $1.0 billion of 2.35% notes due 2040 and $1.25 billion of 2.45% notes due 2050. Merck used the net proceeds from the offering for general corporate purposes, including without limitation the repayment of outstanding commercial paper borrowings and other indebtedness with upcoming maturities.
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
Product Liability Litigation
Fosamax
As previously disclosed, Merck is a defendant in product liability lawsuits in the United States involving Fosamax (Fosamax Litigation). As of September 30, 2020, approximately 3,590 cases are pending against Merck in either federal or state court. Plaintiffs in the vast majority of these cases generally allege that they sustained femur fractures and/or other bone injuries (Femur Fractures) in association with the use of Fosamax.
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
Accordingly, as of September 30, 2020, approximately 970 cases were actively pending in the Femur Fracture MDL.
As of September 30, 2020, approximately 2,340 cases alleging Femur Fractures have been filed in New Jersey state court and are pending before Judge James Hyland in Middlesex County. The parties selected an initial group of cases to be reviewed through fact discovery, and Merck has continued to select additional cases to be reviewed.
As of September 30, 2020, approximately 275 cases alleging Femur Fractures have been filed and are pending in California state court. All of the Femur Fracture cases filed in California state court have been coordinated before a single judge in Orange County, California.
Additionally, there are four Femur Fracture cases pending in other state courts.
Discovery is presently stayed in the Femur Fracture MDL and in the state court in California. Merck intends to defend against these lawsuits.
Januvia/Janumet
As previously disclosed, Merck is a defendant in product liability lawsuits in the United States involving Januvia and/or Janumet. As of September 30, 2020, Merck is aware of approximately 1,465 product users alleging that Januvia and/or Janumet caused the development of pancreatic cancer and other injuries.
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
Plaintiffs appealed in both forums. In November 2017, the U.S. Court of Appeals for the Ninth Circuit vacated the judgment and remanded for further discovery. In November 2018, the California state appellate court reversed and remanded on similar grounds. In March 2019, the parties in the MDL and the California coordinated proceedings agreed to coordinate and adopt a schedule for completing discovery on general causation and preemption issues and for renewing summary judgment

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
and Daubert motions. Under the stipulated case management schedule, the hearings for Daubert and summary judgment motions took place on October 20, 2020.
As of September 30, 2020, six product users have claims pending against Merck in state courts other than California, including Illinois. In June 2017, the Illinois trial court denied Merck’s motion for summary judgment based on federal preemption. Merck appealed, and the Illinois appellate court affirmed in December 2018. Merck filed a petition for leave to appeal to the Illinois Supreme Court in February 2019. In April 2019, the Illinois Supreme Court stayed consideration of the pending petition to appeal until the U.S. Supreme Court issued its opinion in Merck Sharp & Dohme Corp. v. Albrecht (relating to the Fosamax matter discussed above). Merck filed the opinion in Albrecht with the Illinois Supreme Court in June 2019. The petition for leave to appeal was decided in September 2019, in which the Illinois Supreme Court directed the intermediate appellate court to reconsider its earlier ruling. The Illinois Appellate Court issued a favorable decision concluding, consistent with Albrecht, that preemption presents a legal question to be resolved by the court.
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
Commercial and Other Litigation
Zetia Antitrust Litigation
As previously disclosed, Merck, MSD, Schering Corporation and MSP Singapore Company LLC (collectively, the Merck Defendants) are defendants in putative class action and opt-out lawsuits filed in 2018 on behalf of direct and indirect purchasers of Zetia alleging violations of federal and state antitrust laws, as well as other state statutory and common law causes of action. The cases have been consolidated for pretrial purposes in a federal multidistrict litigation before Judge Rebecca Beach Smith in the Eastern District of Virginia. In December 2018, the court denied the Merck Defendants’ motions to dismiss or stay the direct purchaser putative class actions pending bilateral arbitration. In August 2019, the district court adopted in full the report and recommendation of the magistrate judge with respect to the Merck Defendants’ motions to dismiss on non-arbitration issues, thereby granting in part and denying in part Merck Defendants’ motions to dismiss. In addition, in June 2019, the representatives of the putative direct purchaser class filed an amended complaint, and in August 2019, retailer opt-out plaintiffs filed an amended complaint. The Merck Defendants moved to dismiss the new allegations in both complaints. In October 2019, the magistrate judge issued a report and recommendation recommending that the district judge grant the motions in their entirety. In December 2019, the district court adopted this report and recommendation in part. The district court granted the Merck Defendants’ motion to dismiss to the extent the motion sought dismissal of claims for overcharges paid by entities that purchased generic ezetimibe from Par Pharmaceutical, Inc. (Par Pharmaceutical) and dismissed any claims for such overcharges. In November 2019, the direct purchaser plaintiffs and the indirect purchaser plaintiffs filed motions for class certification. On June 18, 2020, the magistrate judge issued a report and recommendation recommending that the district judge grant in part the direct purchasers’ motion for class certification and certify a class of 35 direct purchasers. On August 21, 2020, the district court adopted the report and recommendation in full, and on November 2, 2020, the U.S. Court of Appeals for the Fourth Circuit granted defendants’ motion for permission to appeal the district court’s order. Also, on August 14, 2020, the magistrate judge recommended that the court grant the motion for class certification filed by the putative indirect purchaser class. The Merck Defendants objected to this report and recommendation and are awaiting a decision from the district court.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
On August 10, 2020, the Merck Defendants filed a motion for summary judgment and other motions, and plaintiffs filed a motion for partial summary judgment, and other motions. Those motions are now fully briefed, and the court will likely hold a hearing on the competing motions. Trial in this matter has been adjourned.
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
Mylan Pharmaceuticals Inc., Mylan API US LLC, and Mylan Inc. (Mylan) have filed motions to dismiss in the District of New Jersey for lack of venue and failure to state a claim against certain defendants, and in the Northern District of West Virginia for failure to state a claim against certain defendants. The New Jersey motion has not yet been decided, and the West Virginia action is stayed pending resolution of the New Jersey motion. All New Jersey actions against all defendants have been consolidated.
Januvia, Janumet, Janumet XR — In February 2019, Par Pharmaceutical filed suit against the Company in the U.S. District Court for the District of New Jersey, seeking a declaratory judgment of invalidity of a patent owned by the Company covering certain salt and polymorphic forms of sitagliptin that expires in 2026. In response, the Company filed a patent infringement lawsuit in the U.S. District Court for the District of Delaware against Par Pharmaceutical and additional companies that also indicated an intent to market generic versions of Januvia, Janumet, and Janumet XR following expiration of key patent protection in 2022, but prior to the expiration of the later-granted patent owned by the Company covering certain salt and polymorphic forms of sitagliptin that expires in 2026 (2026 salt/polymorph patent), and a later granted patent owned by the Company covering the Janumet formulation which expires in 2028. Par Pharmaceutical dismissed its case in the U.S. District Court for the District of New Jersey against the Company and will litigate the action in the U.S. District Court for the District of Delaware. The Company filed a patent infringement lawsuit against Mylan in the Northern District of West Virginia. The Judicial Panel of Multidistrict Litigation entered an order transferring the Company’s lawsuit against Mylan to the U.S. District Court for the District of Delaware for coordinated and consolidated pretrial proceedings with the other cases pending in that district. The U.S. District Court for the District of Delaware has scheduled the lawsuits for a single three-day trial on invalidity issues in October 2021. The Court will schedule separate one-day trials on infringement issues if necessary. In the Company’s case against Mylan, the U.S. District Court for the Northern District of West Virginia has conditionally scheduled a three-day trial in December 2021 on all issues. In February 2020, the Company amended its complaint against one defendant, Teva Pharmaceuticals USA, Inc., to add patent infringement claims related to a patent that expires in 2025 and covers certain processes for manufacturing sitagliptin. In July 2020, the Company amended its complaints against two defendants, Teva Pharmaceuticals USA, Inc. and Watson Laboratories, Inc., to add patent infringement claims related to a patent that also expires in 2026 and covers certain amorphous forms of sitagliptin.
The Company has settled with five generic companies such that these generic companies can bring their products to the market in November 2026 or earlier under certain circumstances.
In October 2019, Mylan filed a petition for Inter Partes Review (IPR) at the United States Patent and Trademark Office (USPTO) seeking invalidity of some, but not all, of the claims of the 2026 salt/polymorph patent. The USPTO instituted IPR proceedings in May 2020, finding a reasonable likelihood that the challenged claims are not valid. A trial is scheduled for February 2021 and a final decision is expected in May 2021. After institution, three additional IPR petitions were filed by Teva Pharmaceuticals USA, Inc., Dr. Reddy’s Laboratories, Inc., and Sun Pharmaceutical Industries Ltd., as well as related entities, which requested joinder with Mylan’s IPR proceedings. If the challenges are successful, the unchallenged claims of the 2026 salt/polymorph patent will remain valid, subject to the court proceedings described above.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
In Germany, two generic companies have sought the revocation of the Supplementary Protection Certificate (SPC) for Janumet. If the generic companies are successful, Janumet could lose market exclusivity in Germany as early as July 2022. Challenges to the Janumet SPC have also occurred in Portugal and Finland, and could occur in other European countries.
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
Legal Defense Reserves
Legal defense costs expected to be incurred in connection with a loss contingency are accrued when probable and reasonably estimable. Some of the significant factors considered in the review of these legal defense reserves are as follows: the actual costs incurred by the Company; the development of the Company’s legal defense strategy and structure in light of the scope of its litigation; the number of cases being brought against the Company; the costs and outcomes of completed trials and the most current information regarding anticipated timing, progression, and related costs of pre-trial activities and trials in the associated litigation. The amount of legal defense reserves as of September 30, 2020 and December 31, 2019 of approximately $255 million and $240 million, respectively, represents the Company’s best estimate of the minimum amount of defense costs to be incurred in connection with its outstanding litigation; however, events such as additional trials and other events that could arise in the course of its litigation could affect the ultimate amount of legal defense costs to be incurred by the Company. The Company will continue to monitor its legal defense costs and review the adequacy of the associated reserves and may determine to increase the reserves at any time in the future if, based upon the factors set forth, it believes it would be appropriate to do so.

10.    Equity

	Three Months Ended September 30,
	Common Stock		Other Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Non- controlling Interests	Total
($ and shares in millions except per share amounts)	Shares	Par Value				Shares	Cost
Balance at July 1, 2019	3,577	$1,788	$39,484	$45,295	$(5,362)	1,010	$(53,570)	$102	$27,737
Net income attributable to Merck & Co., Inc.	—	—	—	1,901	—	—	—	—	1,901
Other comprehensive loss, net of taxes	—	—	—	—	(28)	—	—	—	(28)
Cash dividends declared on common stock ($0.55 per share)	—	—	—	(1,392)	—	—	—	—	(1,392)
Treasury stock shares purchased	—	—	—	—	—	17	(1,405)	—	(1,405)
Share-based compensation plans and other	—	—	77	—	—	(1)	50	—	127
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	6	6
Distributions attributable to noncontrolling interests	—	—	—	—	—	—	—	(21)	(21)
Balance at September 30, 2019	3,577	$1,788	$39,561	$45,804	$(5,390)	1,026	$(54,925)	$87	$26,925
Balance at July 1, 2020	3,577	$1,788	$39,373	$49,724	$(6,393)	1,048	$(56,850)	$102	$27,744
Net income attributable to Merck & Co., Inc.	—	—	—	2,941	—	—	—	—	2,941
Other comprehensive income, net of taxes	—	—	—	—	10	—	—	—	10
Cash dividends declared on common stock ($0.61 per share)	—	—	—	(1,558)	—	—	—	—	(1,558)
Share-based compensation plans and other	—	—	116	—	—	(1)	35	—	151
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	4	4
Distributions attributable to noncontrolling interests	—	—	—	—	—	—	—	(22)	(22)
Balance at September 30, 2020	3,577	$1,788	$39,489	$51,107	$(6,383)	1,047	$(56,815)	$84	$29,270

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

	Nine Months Ended September 30,
	Common Stock		Other Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Non- controlling Interests	Total
($ and shares in millions except per share amounts)	Shares	Par Value				Shares	Cost
Balance at January 1, 2019	3,577	$1,788	$38,808	$42,579	$(5,545)	985	$(50,929)	$181	$26,882
Net income attributable to Merck & Co., Inc.	—	—	—	7,487	—	—	—	—	7,487
Other comprehensive income, net of taxes	—	—	—	—	155	—	—	—	155
Cash dividends declared on common stock ($1.65 per share)	—	—	—	(4,262)	—	—	—	—	(4,262)
Treasury stock shares purchased	—	—	1,000	—	—	54	(4,730)	—	(3,730)
Share-based compensation plans and other	—	—	(247)	—	—	(13)	734	—	487
Net loss attributable to noncontrolling interests	—	—	—	—	—	—	—	(73)	(73)
Distributions attributable to noncontrolling interests	—	—	—	—	—	—	—	(21)	(21)
Balance at September 30, 2019	3,577	1,788	39,561	45,804	(5,390)	1,026	(54,925)	87	26,925
Balance at January 1, 2020	3,577	$1,788	$39,660	$46,602	$(6,193)	1,038	$(55,950)	$94	$26,001
Net income attributable to Merck & Co., Inc.	—	—	—	9,161	—	—	—	—	9,161
Other comprehensive loss, net of taxes	—	—	—	—	(190)	—	—	—	(190)
Cash dividends declared on common stock ($1.83 per share)	—	—	—	(4,656)	—	—	—	—	(4,656)
Treasury stock shares purchased	—	—	—	—	—	16	(1,281)	—	(1,281)
Share-based compensation plans and other	—	—	(171)	—	—	(7)	416	—	245
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	12	12
Distributions attributable to noncontrolling interests	—	—	—	—	—	—	—	(22)	(22)
Balance at September 30, 2020	3,577	$1,788	$39,489	$51,107	$(6,383)	1,047	$(56,815)	$84	$29,270

11.    Share-Based Compensation Plans
The Company has share-based compensation plans under which the Company grants restricted stock units (RSUs) and performance share units (PSUs) to certain management level employees. In addition, employees and non-employee directors may be granted options to purchase shares of Company common stock at the fair market value at the time of grant.
The following table provides the amounts of share-based compensation cost recorded in the Condensed Consolidated Statement of Income:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2020	2019	2020	2019
Pretax share-based compensation expense	$126	$101	$354	$306
Income tax benefit	(17)	(14)	(48)	(42)
Total share-based compensation expense, net of taxes	$109	$87	$306	$264
During the first nine months of 2020, the Company granted 7 million RSUs with a weighted-average grant date fair value of $77.83 per RSU and during the first nine months of 2019 granted 5 million RSUs with a weighted-average grant date fair value of $80.03 per RSU. During the first nine months of 2020, the Company granted 773 thousand PSUs with a weighted-average grant date fair value of $75.22 per PSU and during the first nine months of 2019 granted 609 thousand PSUs with a weighted-average grant date fair value of $90.50 per PSU.
During the first nine months of 2020, the Company granted 4 million stock options with a weighted-average exercise price of $77.67 per option and during the first nine months of 2019 granted 3 million stock options with a weighted-average exercise price of $80.05 per option. The weighted-average fair value of options granted during the first nine months of 2020 and 2019 was $9.93 and $10.63 per option, respectively, and was determined using the following assumptions:

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

	Nine Months Ended September 30,
	2020	2019
Expected dividend yield	3.1%	3.2%
Risk-free interest rate	0.4%	2.4%
Expected volatility	22.1%	18.7%
Expected life (years)	5.8	5.9
At September 30, 2020, there was $800 million of total pretax unrecognized compensation expense related to nonvested stock options, RSU and PSU awards which will be recognized over a weighted-average period of 2.1 years. For segment reporting, share-based compensation costs are unallocated expenses.
12.    Pension and Other Postretirement Benefit Plans
The Company has defined benefit pension plans covering eligible employees in the United States and in certain of its international subsidiaries. The net periodic benefit cost of such plans consisted of the following components:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
($ in millions)	U.S.	International	U.S.	International	U.S.	International	U.S.	International
Service cost	$96	$77	$76	$58	$270	$225	$221	$178
Interest cost	107	35	115	44	323	103	343	133
Expected return on plan assets	(193)	(104)	(202)	(106)	(581)	(310)	(613)	(320)
Amortization of unrecognized prior service credit	(12)	(3)	(12)	(3)	(37)	(9)	(37)	(9)
Net loss amortization	75	32	43	16	228	94	113	47
Termination benefits	1	1	3	—	5	2	7	1
Curtailments	1	—	5	—	4	(1)	6	—
Settlements	2	—	—	—	11	2	—	—
	$77	$38	$28	$9	$223	$106	$40	$30
The Company anticipates that in 2020 it will contribute approximately $200 million and $375 million to its U.S. and international pension plans, respectively, of which $184 million and $123 million, respectively, was contributed in the first nine months of the year.
The Company provides medical benefits, principally to its eligible U.S. retirees and similar benefits to their dependents, through its other postretirement benefit plans. The net credit of such plans consisted of the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2020	2019	2020	2019
Service cost	$13	$12	$39	$36
Interest cost	14	17	43	52
Expected return on plan assets	(19)	(18)	(56)	(54)
Amortization of unrecognized prior service credit	(18)	(20)	(54)	(59)
Net gain amortization	(5)	(3)	(13)	(7)
Termination benefits	—	1	—	1
Curtailments	—	(3)	(1)	(4)
	$(15)	$(14)	$(42)	$(35)
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

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
settlements, which are recorded in Restructuring costs if the event giving rise to the termination benefits, curtailment or settlement is related to restructuring actions as noted above.
13.    Other (Income) Expense, Net
Other (income) expense, net, consisted of:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2020	2019	2020	2019
Interest income	$(9)	$(61)	$(48)	$(225)
Interest expense	203	231	624	674
Exchange losses	10	38	89	166
Income from investments in equity securities, net (1)	(360)	(16)	(964)	(50)
Net periodic defined benefit plan (credit) cost other than service cost	(88)	(128)	(259)	(409)
Other, net	(68)	(29)	(72)	206
	$(312)	$35	$(630)	$362
(1)    Includes net realized and unrealized gains and losses from investments in equity securities either owned directly or through ownership interests in investment funds. Unrealized gains and losses from investments that are directly owned are determined at the end of the reporting period, while ownership interests in investment funds are accounted for on a one quarter lag.
The decline in interest income in the third quarter and first nine months of 2020 reflects lower investments and lower interest rates. The lower exchange losses in the first nine months of 2020 reflect losses on forward exchange contracts in 2019 related to the acquisition of Antelliq. The increase in income from investments in equity securities, net, in both the third quarter and first nine months of 2020 was driven primarily by the recognition of unrealized gains on certain investments, most of which relate to Moderna, Inc.
Other, net (as reflected in the table above) in the first nine months of 2019 includes $162 million of goodwill impairment charges related to certain businesses in the Healthcare Services segment.
Interest paid for the nine months ended September 30, 2020 and 2019 was $605 million and $629 million, respectively.
14.    Taxes on Income
The effective income tax rates of 14.1% and 18.7% for the third quarter of 2020 and 2019, respectively, and 14.9% and 14.5% for the first nine months of 2020 and 2019, respectively, reflect the impacts of acquisition and divestiture-related costs and restructuring costs, partially offset by the beneficial impact of foreign earnings. The effective income tax rates in the third quarter and first nine months of 2019 also reflect the unfavorable impact of a charge for the acquisition of Peloton for which no tax benefit was recognized and the favorable impact of product mix on the estimated 2019 full-year tax rate. In addition, the effective income tax rate for the first nine months of 2019 reflects the favorable impact of a $360 million net tax benefit related to the settlement of certain federal income tax matters.
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

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
15.    Earnings Per Share
The calculations of earnings per share are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ and shares in millions except per share amounts)	2020	2019	2020	2019
Net income attributable to Merck & Co., Inc.	$2,941	$1,901	$9,161	$7,487
Average common shares outstanding	2,529	2,558	2,530	2,572
Common shares issuable (1)	9	14	11	15
Average common shares outstanding assuming dilution	2,538	2,572	2,541	2,587
Basic earnings per common share attributable to Merck & Co., Inc. common shareholders	$1.16	$0.74	$3.62	$2.91
Earnings per common share assuming dilution attributable to Merck & Co., Inc. common shareholders	$1.16	$0.74	$3.61	$2.89
(1)Issuable primarily under share-based compensation plans.
For the third quarter of 2020 and 2019, 5 million and 3 million, respectively, and for the first nine months of 2020 and 2019, 5 million and 2 million, respectively, of common shares issuable under share-based compensation plans were excluded from the computation of earnings per common share assuming dilution because the effect would have been antidilutive.
16.    Other Comprehensive Income (Loss)
Changes in AOCI by component are as follows:

	Three Months Ended September 30,
($ in millions)	Derivatives		Investments		Employee Benefit Plans		Cumulative Translation Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance July 1, 2019, net of taxes	$66		$48		$(3,530)		$(1,946)	$(5,362)
Other comprehensive income (loss) before reclassification adjustments, pretax	186		8		(4)		(84)	106
Tax	(39)		—		—		(33)	(72)
Other comprehensive income (loss) before reclassification adjustments, net of taxes	147		8		(4)		(117)	34
Reclassification adjustments, pretax	(71)	(1)	(25)	(2)	21	(3)	—	(75)
Tax	15		—		(2)		—	13
Reclassification adjustments, net of taxes	(56)		(25)		19		—	(62)
Other comprehensive income (loss), net of taxes	91		(17)		15		(117)	(28)
Balance September 30, 2019, net of taxes	$157		$31		$(3,515)		$(2,063)	$(5,390)
Balance July 1, 2020, net of taxes	$15		$—		$(4,162)		$(2,246)	$(6,393)
Other comprehensive income (loss) before reclassification adjustments, pretax	(195)		—		2		50	(143)
Tax	41		—		1		35	77
Other comprehensive income (loss) before reclassification adjustments, net of taxes	(154)		—		3		85	(66)
Reclassification adjustments, pretax	22	(1)	—		72	(3)	—	94
Tax	(5)		—		(13)		—	(18)
Reclassification adjustments, net of taxes	17		—		59		—	76
Other comprehensive income (loss), net of taxes	(137)		—		62		85	10
Balance September 30, 2020, net of taxes	$(122)		$—		$(4,100)		$(2,161)	$(6,383)

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

	Nine Months Ended September 30,
($ in millions)	Derivatives		Investments		Employee Benefit Plans		Cumulative Translation Adjustment	Accumulated Other Comprehensive Income (Loss)
Balance January 1, 2019, net of taxes	$166		$(78)		$(3,556)		$(2,077)	$(5,545)
Other comprehensive income (loss) before reclassification adjustments, pretax	183		139		(5)		47	364
Tax	(38)		—		6		(33)	(65)
Other comprehensive income (loss) before reclassification adjustments, net of taxes	145		139		1		14	299
Reclassification adjustments, pretax	(195)	(1)	(30)	(2)	49	(3)	—	(176)
Tax	41		—		(9)		—	32
Reclassification adjustments, net of taxes	(154)		(30)		40		—	(144)
Other comprehensive income (loss), net of taxes	(9)		109		41		14	155
Balance September 30, 2019, net of taxes	$157		$31		$(3,515)		$(2,063)	$(5,390)
Balance January 1, 2020, net of taxes	$31		$18		$(4,261)		$(1,981)	$(6,193)
Other comprehensive income (loss) before reclassification adjustments, pretax	(126)		3		(19)		(220)	(362)
Tax	27		—		12		40	79
Other comprehensive income (loss) before reclassification adjustments, net of taxes	(99)		3		(7)		(180)	(283)
Reclassification adjustments, pretax	(68)	(1)	(21)	(2)	210	(3)	—	121
Tax	14		—		(42)		—	(28)
Reclassification adjustments, net of taxes	(54)		(21)		168		—	93
Other comprehensive income (loss), net of taxes	(153)		(18)		161		(180)	(190)
Balance September 30, 2020, net of taxes	$(122)		$—		$(4,100)		$(2,161)	$(6,383)
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

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
Sales of the Company’s products were as follows:

	Three Months Ended September 30,						Nine Months Ended September 30,
	2020			2019			2020			2019
($ in millions)	U.S.	Int’l	Total	U.S.	Int’l	Total	U.S.	Int’l	Total	U.S.	Int’l	Total
Pharmaceutical:
Oncology
Keytruda	$2,157	$1,559	$3,715	$1,743	$1,327	$3,070	$6,106	$4,281	$10,387	$4,525	$3,448	$7,973
Alliance revenue - Lynparza (1)	107	89	196	71	53	123	297	223	519	186	126	313
Alliance revenue - Lenvima (1)	82	60	142	65	44	109	270	152	421	169	112	280
Emend	8	31	39	42	56	98	18	96	115	173	163	336
Vaccines
Gardasil/Gardasil 9	579	608	1,187	761	558	1,320	1,209	1,732	2,941	1,579	1,464	3,044
ProQuad/M-M-R II/Varivax	437	139	576	482	141	623	1,033	356	1,390	1,325	469	1,794
Pneumovax 23	276	99	375	179	58	237	478	270	748	428	164	592
RotaTeq	114	96	210	102	78	180	355	246	601	360	203	564
Vaqta	32	19	51	36	26	62	79	60	139	103	65	167
Hospital Acute Care
Bridion	162	157	320	133	151	284	412	431	843	381	437	817
Noxafil	13	66	79	77	100	177	27	220	247	268	291	560
Prevymis	32	46	77	22	23	45	87	113	200	60	55	115
Primaxin	1	73	74	2	75	77	2	187	189	2	204	207
Invanz	1	50	51	(1)	58	57	7	152	159	30	176	206
Cancidas	1	49	50	—	62	62	2	147	148	5	187	191
Cubicin	11	28	39	14	38	52	36	80	116	78	129	207
Zerbaxa	20	23	43	20	15	35	57	54	112	45	43	88
Immunology
Simponi	—	209	209	—	203	203	—	615	615	—	625	625
Remicade	—	82	82	—	101	101	—	242	242	—	322	322
Neuroscience
Belsomra	18	63	81	23	57	80	67	177	244	68	155	223
Virology
Isentress/Isentress HD	92	113	205	102	149	250	243	403	646	304	449	752
Zepatier	6	22	28	24	59	83	38	83	122	96	208	304
Cardiovascular
Zetia	(1)	103	103	5	142	147	(4)	389	384	11	432	443
Vytorin	3	44	47	5	52	57	9	130	139	11	219	231
Atozet	—	111	111	—	97	97	—	348	348	—	283	283
Alliance revenue - Adempas (2)	78	5	83	48	2	50	200	16	216	137	7	144
Adempas	—	55	55	—	57	57	—	167	167	—	158	158
Diabetes
Januvia	342	479	821	367	440	807	1,110	1,339	2,449	1,223	1,317	2,539
Janumet	105	400	506	129	375	503	361	1,138	1,499	462	1,105	1,567
Women’s Health
Implanon/Nexplanon	137	52	189	136	62	199	374	142	515	421	160	581
NuvaRing	24	34	58	202	39	241	85	98	184	593	107	700
Diversified Brands
Singulair	4	78	82	11	140	152	14	324	338	24	479	503
Cozaar/Hyzaar	5	86	91	6	110	116	17	275	292	16	313	329
Arcoxia	—	68	68	—	72	72	—	204	204	—	221	221
Nasonex	—	41	41	4	55	58	9	152	161	2	224	226
Follistim AQ	20	31	50	27	35	62	60	76	136	80	102	182
Other pharmaceutical (3)	352	834	1,186	343	804	1,149	1,144	2,334	3,478	1,037	2,394	3,431
Total Pharmaceutical segment sales	5,218	6,102	11,320	5,180	5,914	11,095	14,202	17,452	31,654	14,202	17,016	31,218
Animal Health:
Livestock	164	594	758	144	582	726	448	1,697	2,145	406	1,601	2,007
Companion Animals	234	228	462	193	203	396	676	714	1,390	560	704	1,264
Total Animal Health segment sales	398	822	1,220	337	785	1,122	1,124	2,411	3,535	966	2,305	3,271
Other segment sales (4)	—	—	—	46	—	46	23	—	23	133	1	133
Total segment sales	5,616	6,924	12,540	5,563	6,699	12,263	15,349	19,863	35,212	15,301	19,322	34,622
Other (5)	9	2	11	10	125	134	47	221	267	19	330	350
	$5,625	$6,926	$12,551	$5,573	$6,824	$12,397	$15,396	$20,084	$35,479	$15,320	$19,652	$34,972
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

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
Product sales are recorded net of the provision for discounts, including chargebacks, which are customer discounts that occur when a contracted customer purchases through an intermediary wholesale purchaser, and rebates that are owed based upon definitive contractual agreements or legal requirements with private sector and public sector (Medicaid and Medicare Part D) benefit providers, after the final dispensing of the product by a pharmacy to a benefit plan participant. These discounts, in the aggregate, reduced U.S. sales by $3.4 billion and $3.0 billion for the three months ended September 30, 2020 and 2019, respectively, and $9.6 billion and $8.6 billion for the nine months ended September 30, 2020 and 2019, respectively.
Consolidated sales by geographic area where derived are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2020	2019	2020	2019
United States	$5,625	$5,573	$15,396	$15,320
Europe, Middle East and Africa	3,454	3,189	10,059	9,452
China	1,016	914	2,715	2,423
Japan	828	919	2,506	2,639
Asia Pacific (other than China and Japan)	735	756	2,129	2,217
Latin America	604	671	1,670	1,889
Other	289	375	1,004	1,032
	$12,551	$12,397	$35,479	$34,972
A reconciliation of segment profits to Income before taxes is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2020	2019	2020	2019
Segment profits:
Pharmaceutical segment	$7,974	$7,747	$22,010	$21,437
Animal Health segment	451	423	1,336	1,243
Other segment	(1)	(2)	1	(2)
Total segment profits	8,424	8,168	23,347	22,678
Other profits	(12)	101	188	226
Unallocated:
Interest income	9	61	48	225
Interest expense	(203)	(231)	(624)	(674)
Depreciation and amortization	(395)	(382)	(1,173)	(1,169)
Research and development	(3,272)	(3,110)	(7,364)	(7,045)
Amortization of purchase accounting adjustments	(285)	(329)	(879)	(1,105)
Restructuring costs	(114)	(232)	(269)	(444)
Other unallocated, net	(724)	(1,699)	(2,490)	(4,019)
	$3,428	$2,347	$10,784	$8,673
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

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Planned Spin-Off of Women’s Health, Biosimilars and Established Brands into New Company
In February 2020, Merck announced its intention to spin-off products from its women’s health, biosimilars and established brands businesses into a new, independent, publicly traded company named Organon & Co. (Organon) through a distribution of Organon’s publicly traded stock to Company shareholders. The distribution is expected to qualify as tax-free to the Company and its shareholders for U.S. federal income tax purposes. The established brands included in the transaction consist of dermatology, non-opioid pain management, respiratory, and select cardiovascular products including Zetia (ezetimibe) and Vytorin (ezetimibe and simvastatin), as well as the rest of Merck’s diversified brands franchise. Merck’s existing research pipeline programs will continue to be owned and developed within Merck as planned. Organon will have development capabilities initially focused on late-stage development and life-cycle management and is expected over time to develop research capabilities in selected therapeutic areas. The spin-off is expected to be completed in the second quarter of 2021, subject to market and certain other conditions. Subsequent to the spin-off, the historical results of the women’s health, biosimilars and established brands businesses will be reflected as discontinued operations in the Company’s consolidated financial statements.
Recent Developments
Management
In October 2020, Merck announced that Dr. Roger M. Perlmutter will be retiring as Executive Vice President and President, Merck Research Laboratories (MRL). Dr. Perlmutter will be succeeded by Dr. Dean Y. Li, effective January 1, 2021. Dr. Perlmutter will remain as Non-Executive Chairman, MRL through June 30, 2021 to facilitate a seamless transition.
Business Developments
Below is a summary of significant 2020 business development activity. See Note 2 to the condensed consolidated financial statements for additional information.
In November 2020, Merck and VelosBio, Inc. (VelosBio) announced that the companies had entered into a definitive agreement pursuant to which Merck, through a subsidiary, will acquire all outstanding shares of VelosBio for $2.75 billion, subject to certain customary adjustments. VelosBio is a privately held clinical-stage biopharmaceutical company committed to developing first-in-class cancer therapies targeting receptor tyrosine kinase-like orphan receptor 1 (ROR1). VelosBio’s lead investigational candidate is VLS-101, an antibody-drug conjugate targeting ROR1 that is currently being evaluated in a Phase 1 and a Phase 2 clinical trial for the treatment of patients with hematologic malignancies and solid tumors, respectively. The closing of the transaction, which is subject to approval under the Hart-Scott-Rodino Antitrust Improvements Act and other customary conditions, is expected by the end of 2020.
In September 2020, Merck and Seagen Inc. (Seagen, formerly known as Seattle Genetics, Inc.) announced an oncology collaboration to globally develop and commercialize Seagen’s ladiratuzumab vedotin (MK-6440), an investigational antibody-drug conjugate targeting LIV-1, which is currently in Phase 2 clinical trials for breast cancer and other solid tumors. The companies will equally share profits worldwide. Under the terms of the agreement, Merck made an upfront payment of $600 million and a $1.0 billion equity investment in 5 million shares of Seagen common stock at a price of $200 per share. The closing of the equity investment occurred in October 2020. Seagen is also eligible to receive future contingent milestone payments dependent upon the achievement of certain developmental and sales-based milestones.
Concurrent with the above transaction, Seagen granted Merck an exclusive license to commercialize Tukysa (tucatinib), a small molecule tyrosine kinase inhibitor, for the treatment of HER2-positive cancers, in Asia, the Middle East and Latin America and other regions outside of the United States, Canada and Europe. Under the terms of the agreement, Merck made upfront payments aggregating $210 million. Seagen is also eligible to receive future contingent regulatory approval milestones and will receive tiered royalties on sales of Tukysa in Merck’s territories.
Additionally in September 2020, Merck acquired a biologics manufacturing facility located in Dunboyne, Ireland from Takeda Pharmaceutical Company Limited for €256 million ($302 million).
In July 2020, Merck acquired the U.S. rights to Sentinel Flavor Tabs and Sentinel Spectrum Chews from Virbac Corporation for $410 million. Sentinel products provide protection against common parasites in dogs.
Also, in July 2020, Merck and Ridgeback Biotherapeutics LP (Ridgeback Bio), a closely held biotechnology company, closed a collaboration agreement to develop molnupiravir (MK-4482, formerly known as EIDD-2801), an orally available antiviral candidate currently in clinical development for the treatment of patients with COVID-19. Merck gained exclusive worldwide rights to develop and commercialize molnupiravir and related molecules. Under the terms of the agreement, Ridgeback Bio received an upfront payment and also is eligible to receive future contingent payments dependent upon the achievement of certain developmental and regulatory approval milestones, as well as a share of the net profits of molnupiravir and related molecules, if approved.

In June 2020, Merck acquired privately held Themis Bioscience GmbH (Themis), a company focused on vaccines and immune-modulation therapies for infectious diseases and cancer for $366 million. Merck may make additional contingent payments dependent upon the achievement of certain developmental, regulatory approval and commercial milestones. The acquisition builds upon an ongoing collaboration between the two companies to develop vaccine candidates using the measles virus vector platform and is expected to accelerate the development of the COVID-19 vaccine candidate (V591), which is currently in Phase 1 clinical development.
In May 2020, Merck and the International AIDS Vaccine Initiative, Inc. (IAVI), a nonprofit scientific research organization dedicated to addressing urgent, unmet global health challenges, announced a new collaboration to develop V590, an investigational vaccine against SARS-CoV-2 being studied for the prevention of COVID-19, which is currently in Phase 1 clinical development. Under the terms of the agreement, Merck made an upfront payment of $6.5 million and may make additional contingent payments dependent upon the achievement of certain sales-based milestones, as well as royalties.
In January 2020, Merck acquired ArQule, Inc. (ArQule), a publicly traded biopharmaceutical company focused on kinase inhibitor discovery and development for the treatment of patients with cancer and other diseases, for total consideration of $2.7 billion. ArQule’s lead investigational candidate, MK-1026 (formerly known as ARQ 531), is a novel, oral Bruton’s tyrosine kinase (BTK) inhibitor currently being evaluated for the treatment of B-cell malignancies.
Coronavirus Disease 2019 (COVID-19) Update
Overall, in response to the COVID-19 pandemic, Merck is focused on protecting the safety of its employees, ensuring that its supply of medicines and vaccines reaches its patients, contributing its scientific expertise to the development of vaccine and antiviral approaches, and supporting health care providers and Merck’s communities. Although COVID-19-related disruptions to patients’ ability to access health care providers negatively affected results for the third quarter and first nine months of 2020, Merck remains confident in the fundamental underlying demand for its products and its prospects for long-term growth.
In the third quarter of 2020, the negative impact of the COVID-19 pandemic to Merck’s Pharmaceutical sales was estimated to be approximately $475 million. The negative impact to Animal Health sales was immaterial. The negative impact to sales in the first nine months of 2020 was approximately $2.0 billion for the Pharmaceutical segment and $50 million for the Animal Health segment. Merck assumes that the majority of the negative impact from the COVID-19 pandemic occurred in the second quarter of 2020. However, the Company expects some residual negative impacts in the fourth quarter, largely in Europe and certain emerging markets. In addition, the phasing of the recovery of Gardasil 9 (Human Papillomavirus 9-valent Vaccine, Recombinant) demand is slower than originally anticipated, in particular in the United States due to lower back-to-school demand. Accordingly, for the full-year 2020, including the impact for the first nine months, Merck expects an unfavorable impact to sales of approximately $2.35 billion (excluding the impact of foreign exchange) due to the COVID-19 pandemic, comprised of approximately $2.3 billion for Pharmaceutical revenue and approximately $50 million for Animal Health revenue.
Roughly two-thirds of Merck’s Pharmaceutical revenue is comprised of physician-administered products, which, despite strong underlying demand, were affected by social distancing measures, fewer well visits and delays in elective surgeries due to the COVID-19 pandemic. These impacts, as well as the prioritization of COVID-19 patients at health care providers, have resulted in reduced administration of many of the Company’s human health products, in particular for its vaccines, including Gardasil 9, as well as for Keytruda (pembrolizumab) and Implanon/Nexplanon (etonogestrel implant). Access to healthcare providers remains reduced, although improved from the second quarter. Merck anticipates reduced demand for its physician-administered products while pandemic-related access measures remain in place. In addition, declines in elective surgeries negatively affected the demand for Bridion (sugammadex) Injection in the year-to-date period. Sales of Pneumovax 23 (pneumococcal vaccine polyvalent) increased due to heightened awareness of pneumococcal vaccination during the COVID-19 pandemic and ahead of flu season.
Operating expenses were positively affected in the third quarter and first nine months of 2020 by approximately $115 million and $540 million, respectively, primarily driven by lower promotional and selling costs, as well as lower research and development expenses, net of investments in COVID-19-related antiviral and vaccine research programs. For the full-year 2020, Merck expects a net favorable impact to operating expenses of approximately $625 million reflecting continued lower spending due to the COVID-19 pandemic, partially offset by spending on COVID-19-related antiviral and vaccine research programs.
Pricing
Global efforts toward health care cost containment continue to exert pressure on product pricing and market access worldwide. In the United States, pricing pressure continues on many of the Company’s products. Changes to the U.S. health care system as part of health care reform, as well as increased purchasing power of entities that negotiate on behalf of Medicare, Medicaid, and private sector beneficiaries, have contributed to pricing pressure. In several international markets, government-mandated pricing actions have reduced prices of generic and patented drugs. In addition, the Company’s revenue performance in the first nine months of 2020 was negatively affected by other cost-reduction measures taken by governments and other third-parties to lower health care costs. The Company anticipates all of these actions and additional actions in the future will continue to negatively affect revenue performance.
Operating Results
Sales

	Three Months Ended September 30,			% Change Excluding Foreign Exchange	Nine Months Ended September 30,			% Change Excluding Foreign Exchange
($ in millions)	2020	2019	% Change		2020	2019	% Change
United States	$5,625	$5,573	1%	1%	$15,396	$15,320	—%	—%
International	6,926	6,824	1%	4%	20,084	19,652	2%	5%
Total	$12,551	$12,397	1%	2%	$35,479	$34,972	1%	3%
U.S. plus international may not equal total due to rounding.

Worldwide sales were $12.6 billion and $35.5 billion for the third quarter and first nine months of 2020, respectively, representing growth of 1% compared with the same prior year periods. Sales growth in both periods was primarily driven by higher sales in the oncology franchise reflecting strong growth of Keytruda, as well as increased alliance revenue from Lynparza (olaparib) and Lenvima (lenvatinib). Also contributing to revenue growth were higher sales of certain vaccines, including Pneumovax 23, and higher sales of certain hospital acute care products, including Prevymis (letermovir) and Bridion. Higher sales of Animal Health products also contributed to revenue growth in the third quarter and first nine months of 2020.
Sales growth in both periods was partially offset by the ongoing effects of generic competition for certain products including women’s health product NuvaRing (etonogestrel/ethinyl estradiol vaginal ring), hospital acute care product Noxafil (posaconazole), oncology products Emend (aprepitant)/Emend (fosaprepitant dimeglumine) for Injection, cardiovascular products Zetia and Vytorin, as well as products within the diversified brands franchise. The diversified brands franchise includes certain products that are approaching the expiration of their marketing exclusivity or that are no longer protected by patents in developed markets. Lower sales of certain vaccines including human papillomavirus (HPV) vaccines Gardasil (Human Papillomavirus Quadrivalent [Types 6,11,16 and 18] Vaccine, Recombinant)/Gardasil 9 and pediatric vaccines ProQuad (Measles, Mumps, Rubella and Varicella Virus Vaccine Live), M-M-R II (Measles, Mumps and Rubella Virus Vaccine Live) and Varivax (Varicella Virus Vaccine Live), as well as lower sales of virology products Zepatier (elbasvir and grazoprevir) and Isentress/Isentress HD (raltegravir) also partially offset revenue growth in the third quarter and first nine months of 2020. As discussed above, the COVID-19 pandemic unfavorably affected sales in the third quarter and first nine months of 2020.
See Note 17 to the condensed consolidated financial statements for details on sales of the Company’s products. A discussion of performance for select products in the franchises follows.
Pharmaceutical Segment
Oncology

	Three Months Ended September 30,			% Change Excluding Foreign Exchange	Nine Months Ended September 30,			% Change Excluding Foreign Exchange
($ in millions)	2020	2019	% Change		2020	2019	% Change
Keytruda	$3,715	$3,070	21%	21%	$10,387	$7,973	30%	31%
Alliance Revenue - Lynparza (1)	196	123	59%	58%	519	313	66%	67%
Alliance Revenue - Lenvima (1)	142	109	30%	29%	421	280	50%	50%
Emend	39	98	(60)%	(59)%	115	336	(66)%	(65)%
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
In April 2020, the FDA granted accelerated approval for an additional recommended dosage of 400 mg every six weeks (Q6W) for Keytruda across all adult indications, including monotherapy and combination therapy. This new dosage option is available in addition to the current dose of 200 mg every three weeks (Q3W).
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
In October 2020, the FDA approved an expanded label for Keytruda as monotherapy for the treatment of adult patients with relapsed or refractory cHL. The approval is based on results from the Phase 3 KEYNOTE-204 trial in which Keytruda significantly reduced the risk of disease progression or death compared to brentuximab vedotin. The FDA also approved an updated pediatric indication for Keytruda for the treatment of pediatric patients with refractory cHL or cHL that has relapsed after two or more lines of therapy. Keytruda was previously approved under the FDA’s accelerated approval process for the treatment of adult and pediatric patients with refractory cHL, or who have relapsed after three or more prior lines of therapy based on data from the KEYNOTE-087 trial. In accordance with accelerated approval regulations, continued approval was contingent upon verification and description of clinical benefit; these accelerated approval requirements have been fulfilled with the data from KEYNOTE-204.
In June 2020, Keytruda was approved by the National Medical Products Administration (NMPA) in China as monotherapy for the second-line treatment of patients with locally advanced or metastatic esophageal squamous cell carcinoma (ESCC) whose tumors express PD-L1 (Combined Positive Score [CPS] ≥10). This indication was granted based on the Phase 3 KEYNOTE-181 trial, including data from an extension of the global study in Chinese patients.
In August 2020, Keytruda was approved by the Japan Pharmaceuticals and Medical Devices Agency (PMDA) as monotherapy for the treatment of patients whose tumors are PD-L1-positive, and have radically unresectable, advanced or recurrent ESCC who have progressed after chemotherapy. The approval was based on results from the Phase 3 KEYNOTE-181 trial. Additionally, Keytruda was approved by the Japan PMDA for use at an additional recommended dosage of 400 mg Q6W, including monotherapy and combination therapy. This new dosage option is available in addition to the current dose of 200 mg Q3W.
Global sales of Keytruda grew 21% and 30% in the third quarter and first nine months of 2020, respectively. Sales growth in both periods was driven by higher demand as the Company continues to launch Keytruda with multiple new indications globally, although the COVID-19 pandemic had a dampening effect on growing demand. Sales in the United States continue to build across the multiple approved indications, in particular for the treatment of NSCLC as monotherapy, and in combination with chemotherapy for both nonsquamous and squamous metastatic NSCLC, along with uptake in the RCC, adjuvant melanoma, HNSCC, bladder cancer and endometrial carcinoma indications. Uptake of the Q6W dosing regimen in the United States benefited sales in 2020. Keytruda sales growth in international markets was driven by continued uptake in approved indications, particularly in the European Union (EU). Sales growth in the third quarter and first nine months of 2020 was partially offset by declines in Japan due to pricing. Pursuant to a re-pricing rule, the Japanese government reduced the price of Keytruda by 17.5% effective February 2020. Additionally, Keytruda was subject to another price reduction of 20.9% in April 2020 under a provision of the Japanese pricing rules.
Lynparza, an oral poly (ADP-ribose) polymerase (PARP) inhibitor being developed as part of a collaboration with AstraZeneca PLC (AstraZeneca) (see Note 3 to the condensed consolidated financial statements), is approved for the treatment of certain types of advanced ovarian, breast, pancreatic and prostate cancers. Alliance revenue related to Lynparza increased 59% and 66% in the third quarter and first nine months of 2020, respectively. Sales growth in both periods was largely driven by continued uptake across the multiple approved indications in the United States, the EU and China. In May 2020, the FDA approved Lynparza in combination with bevacizumab as a first-line maintenance treatment of certain adult patients with advanced epithelial ovarian, fallopian tube or primary peritoneal cancer who are in complete or partial response to first-line platinum-based chemotherapy based on the results from the Phase 3 PAOLA-1 trial. In November 2020, Lynparza was approved in the EU for the maintenance treatment of adult patients with advanced high-grade epithelial ovarian, fallopian tube or primary peritoneal cancer who are in complete or parital response following completion of first-line platinum-based chemotherapy in combination with bevacizumab and whose cancer is associated with homologous recombination deficiency (HRD)-positive status defined by either a breast cancer susceptibility gene 1/2 (BRCA1/2) mutation and/or genomic instability based on the results from the PAOLA-1 trial. Also in May 2020, the FDA approved Lynparza for the treatment of adult patients with deleterious or suspected deleterious germline or somatic homologous recombination repair (HRR) gene-mutated metastatic castration-resistant prostate cancer (mCRPC) who have progressed following prior treatment with enzalutamide or abiraterone based on positive results from the Phase 3 PROfound trial. In November 2020, Lynparza was approved in the EU as monotherapy for the treatment of adult patients with mCRPC and BRCA1/2 mutations (germline and/or somatic) who have progressed following a prior therapy that included a new hormonal agent based on the PROfound trial. In July 2020, Lynparza was approved in the EU as a monotherapy for the maintenance treatment of adult patients with germline BRCA1/2 mutations who have metastatic adenocarcinoma of the pancreas and have not progressed after a minimum of 16 weeks of platinum treatment within a first-line chemotherapy regimen based on the results from the Phase 3 POLO trial.
Lenvima, an oral receptor tyrosine kinase inhibitor being developed as part of a collaboration with Eisai Co., Ltd. (Eisai) (see Note 3 to the condensed consolidated financial statements), is approved for the treatment of certain types of thyroid cancer, HCC, in combination with everolimus for certain patients with RCC, and in combination with Keytruda for the treatment of certain patients with endometrial carcinoma. Alliance revenue related to Lenvima grew 30% and 50% in the third quarter and first nine months of 2020, respectively. Sales growth in both periods was primarily due to higher demand in the United States, China and the EU.
Global sales of Emend, for the prevention of chemotherapy-induced nausea and vomiting, declined 60% and 66% in the third quarter and first nine months of 2020, respectively. The sales declines were primarily driven by lower demand and pricing in the United States due to generic competition, including recent generic competition for Emend for Injection following U.S. patent expiry in September 2019. Also contributing to the sales declines in the third quarter and first nine months of 2020 was lower demand in the EU as a result of generic competition for the oral formulation of Emend following loss of market exclusivity in May 2019. U.S. market exclusivity for the oral formulation of Emend previously expired in 2015. Generic competition for Emend for Injection in Japan following loss of exclusivity also contributed to the sales declines in the third quarter and first nine months of 2020. Emend for Injection lost market exclusivity in major European markets in August 2020. The Company anticipates that sales of Emend for Injection in these markets will decline significantly in future periods.
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
Vaccines

	Three Months Ended September 30,			% Change Excluding Foreign Exchange	Nine Months Ended September 30,			% Change Excluding Foreign Exchange
($ in millions)	2020	2019	% Change		2020	2019	% Change
Gardasil/Gardasil 9	$1,187	$1,320	(10)%	(10)%	$2,941	$3,044	(3)%	(2)%
ProQuad	218	232	(6)%	(6)%	507	588	(14)%	(14)%
M-M-R II	115	121	(5)%	(6)%	287	443	(35)%	(35)%
Varivax	243	270	(10)%	(9)%	595	763	(22)%	(21)%
Pneumovax 23	375	237	58%	58%	748	592	26%	27%
Worldwide sales of Gardasil/Gardasil 9, vaccines to help prevent certain cancers and other diseases caused by certain types of HPV, declined 10% and 3% in the third quarter and first nine months of 2020, respectively, primarily due to lower demand in the United States and Hong Kong, SAR, PRC attributable to the COVID-19 pandemic, partially offset by higher volumes in China and in the EU.
The Company anticipates that in the fourth quarter of 2020 it will replenish the doses of Gardasil 9 borrowed from the U.S. Centers for Disease Control and Prevention (CDC) Pediatric Vaccine Stockpile in the fourth quarter of 2019. The replenishment will result in the recognition of approximately $120 million in sales and a reversal of the related liability.
In June 2020, the FDA approved an expanded indication for Gardasil 9 for the prevention of oropharyngeal and other head and neck cancers caused by HPV Types 16, 18, 31, 33, 45, 52, and 58. The oropharyngeal and head and neck cancer indication was approved under accelerated approval based on effectiveness in preventing HPV-related anogenital disease.
In July 2020, Silgard 9 aqueous suspension for intramuscular injection syringes (recombinant adsorbed 9-valent Human Papillomavirus virus-like particles vaccine) were approved for use in women and girls by the Ministry of Health, Labor and Welfare in Japan.
Global sales of ProQuad, a pediatric combination vaccine to help protect against measles, mumps, rubella and varicella, declined 6% and 14% in the third quarter and first nine months of 2020, respectively, primarily due to lower demand in the United States resulting from the COVID-19 pandemic, partially offset by higher pricing.
Worldwide sales of M‑M‑R II, a vaccine to help protect against measles, mumps and rubella, declined 35% in the first nine months of 2020 primarily driven by lower demand in the United States resulting from fewer measles outbreaks in 2020 compared with 2019, coupled with the unfavorable impact of the COVID-19 pandemic, partially offset by higher pricing. Additionally, the sales decline in the first nine months of 2020 reflects lower demand in Brazil.
Global sales of Varivax, a vaccine to help prevent chickenpox (varicella), declined 10% and 22% in the third quarter and first nine months of 2020, respectively. The sales declines reflect lower demand in the United States resulting from the COVID-19 pandemic, partially offset by higher pricing. The sales decline in the first nine months of 2020 was also attributable to lower government tenders in Brazil.
Worldwide sales of Pneumovax 23, a vaccine to help prevent pneumococcal disease, grew 58% and 26% in the third quarter and first nine months of 2020, respectively, primarily due to higher volumes in the United States and in the EU attributable in part to heightened awareness of pneumococcal vaccination during the COVID-19 pandemic and ahead of flu season. Higher pricing in the United States also contributed to sales growth in the third quarter and first nine months of 2020.
Hospital Acute Care

	Three Months Ended September 30,			% Change Excluding Foreign Exchange	Nine Months Ended September 30,			% Change Excluding Foreign Exchange
($ in millions)	2020	2019	% Change		2020	2019	% Change
Bridion	$320	$284	13%	13%	$843	$817	3%	4%
Noxafil	79	177	(55)%	(55)%	247	560	(56)%	(55)%
Prevymis	77	45	72%	69%	200	115	74%	74%
Cubicin	39	52	(26)%	(25)%	116	207	(44)%	(43)%
Worldwide sales of Bridion, for the reversal of two types of neuromuscular blocking agents used during surgery, grew 13% and 3% in the third quarter and first nine months of 2020, respectively, primarily attributable to higher demand in the United States. Fewer elective surgeries as a result of the COVID-19 pandemic unfavorably affected demand in 2020.
Global sales of Noxafil, for the prevention of invasive fungal infections, declined 55% and 56% in the third quarter and first nine months of 2020, respectively, primarily due to generic competition in the United States and in the EU. The patents that provided U.S. market exclusivity for certain forms of Noxafil representing the majority of U.S. Noxafil sales expired in July 2019. Additionally, the patent for Noxafil expired in a number of major European markets in December 2019. Accordingly, the Company is experiencing volume and pricing declines in Noxafil sales in these markets as a result of generic competition and expects the declines to continue.
Worldwide sales of Prevymis, a medicine for prophylaxis (prevention) of cytomegalovirus (CMV) infection and disease in adult CMV-seropositive recipients of an allogenic hematopoietic stem cell transplant, grew 72% and 74% in the third quarter and first nine months of 2020, respectively, due to continued uptake since launch in the EU and in the United States.
Global sales of Cubicin (daptomycin for injection), an I.V. antibiotic for complicated skin and skin structure infections or bacteremia when caused by designated susceptible organisms, declined 26% and 44% in the third quarter and first nine months of 2020, respectively, primarily due to ongoing generic competition in the EU and in the United States.
In June 2020, the FDA approved a supplemental New Drug Application (NDA) for Recarbrio (imipenem, cilastatin, and relebactam) for the treatment of patients 18 years of age and older with hospital-acquired bacterial pneumonia and ventilator-associated bacterial pneumonia (HABP/VABP), caused by certain susceptible Gram-negative microorganisms.
Zerbaxa (ceftolozane and tazobactam) is indicated for the treatment of HABP/VABP caused by certain susceptible Gram-negative microorganisms, and for the treatment of certain complicated urinary tract and intra-abdominal infections. The COVID-19 pandemic is unfavorably affecting sales of Zerbaxa, particularly in the United States. An increased focus on more stringent cleaning protocols at hospitals, along with visitor restrictions, have reduced patients’ exposure to developing HABP/

VABP, resulting in a smaller population of patients that need to be treated with Zerbaxa. These factors resulted in lower cash flow forecasts for Zerbaxa in the United States, which constituted a triggering event requiring the evaluation of the Zerbaxa intangible asset for impairment. Although the “step one” impairment test that was performed indicated that the intangible asset related to Zerbaxa remains recoverable, in the event that these trends depress sales of Zerbaxa to a greater extent than anticipated by the Company, or in the event other circumstances arise that further reduce global cash flow projections for Zerbaxa, the Company may record an intangible asset impairment charge in the future and such charge could be material. The carrying value of Zerbaxa was $2.2 billion at September 30, 2020.
Immunology

	Three Months Ended September 30,			% Change Excluding Foreign Exchange	Nine Months Ended September 30,			% Change Excluding Foreign Exchange
($ in millions)	2020	2019	% Change		2020	2019	% Change
Simponi	$209	$203	3%	—%	$615	$625	(2)%	(1)%
Remicade	82	101	(19)%	(20)%	242	322	(25)%	(24)%
Sales of Simponi (golimumab), a once-monthly subcutaneous treatment for certain inflammatory diseases (marketed by the Company in Europe, Russia and Turkey), declined 2% in the first nine month of 2020 primarily driven by lower demand in the EU due to the uptake of biosimilars for a competing product, partially offset by the timing of shipments in Russia.
Sales of Remicade (infliximab), a treatment for inflammatory diseases (marketed by the Company in Europe, Russia and Turkey), declined 19% and 25% in the third quarter and first nine months of 2020, respectively, driven by ongoing biosimilar competition in the Company’s marketing territories in Europe. The Company lost market exclusivity for Remicade in major European markets in 2015 and no longer has market exclusivity in any of its marketing territories. The Company is experiencing pricing and volume declines in these markets as a result of biosimilar competition and expects the declines to continue.
Virology

	Three Months Ended September 30,			% Change Excluding Foreign Exchange	Nine Months Ended September 30,			% Change Excluding Foreign Exchange
($ in millions)	2020	2019	% Change		2020	2019	% Change
Isentress/Isentress HD	$205	$250	(18)%	(18)%	$646	$752	(14)%	(12)%
Zepatier	28	83	(67)%	(67)%	122	304	(60)%	(59)%
Global combined sales of Isentress/Isentress HD, an HIV integrase inhibitor for use in combination with other antiretroviral agents for the treatment of HIV-1 infection, declined 18% and 14% in the third quarter and first nine months of 2020, respectively, primarily driven by competitive pressure in the United States and in the EU, as well as the timing of shipments in Brazil.
Global sales of Zepatier, a treatment for adult patients with chronic hepatitis C virus genotype (GT) 1 or GT4 infection, declined 67% and 60% in the third quarter and first nine months of 2020, respectively, driven by lower demand globally due to competition and declining patient volumes, coupled with the impact of the COVID-19 pandemic.
Cardiovascular

	Three Months Ended September 30,			% Change Excluding Foreign Exchange	Nine Months Ended September 30,			% Change Excluding Foreign Exchange
($ in millions)	2020	2019	% Change		2020	2019	% Change
Zetia/Vytorin	$150	$204	(27)%	(26)%	$523	$674	(22)%	(21)%
Atozet	111	97	14%	12%	348	283	23%	25%
Rosuzet	32	32	1%	—%	94	97	(3)%	(1)%
Alliance Revenue - Adempas (1)	83	50	67%	67%	216	144	50%	50%
Adempas	55	57	(5)%	(7)%	167	158	6%	6%
(1) Alliance revenue represents Merck’s share of profits from sales in Bayer’s marketing territories, which are product sales net of cost of sales and commercialization costs (see Note 3 to the condensed consolidated financial statements).
Combined global sales of Zetia (marketed in most countries outside the United States as Ezetrol) and Vytorin (marketed outside the United States as Inegy), medicines for lowering LDL cholesterol, declined 27% in the third quarter of 2020, primarily due to lower sales of Ezetrol in Japan. The patent that provided market exclusivity for Ezetrol in Japan expired in September 2019 and generic competition began in June 2020. Accordingly, the Company is experiencing a rapid and substantial decline in Ezetrol sales in Japan and expects the decline to continue. Higher demand for Ezetrol in China partially offset the sales decline in the third quarter of 2020. Combined global sales of Zetia and Vytorin declined 22% in the first nine months of 2020 primarily due to generic competition for Ezetrol and Inegy in the EU and Ezetrol in Japan. The EU patents for Ezetrol and Inegy expired in April 2018 and April 2019, respectively. The sales decline in the first nine months of 2020 was also attributable to lower pricing following loss of exclusivity in Australia in 2018. Higher demand for Ezetrol in China partially offset the sales decline in the first nine months of 2020.
Sales of Atozet (ezetimibe and atorvastatin) (marketed outside of the United States), a medicine for lowering LDL cholesterol, grew 14% and 23% in the third quarter and first nine months of 2020, respectively, primarily due to higher demand in most markets, particularly in the EU, Japan and other countries in the Asia Pacific region.
Adempas (riociguat), a cardiovascular drug for the treatment of pulmonary arterial hypertension, is part of a worldwide clinical development collaboration with Bayer AG (Bayer) to market and develop soluble guanylate cyclase (sGC) modulators including Adempas (see Note 3 to the condensed consolidated financial statements). Revenue from Adempas includes Merck’s share of profits from the sale of Adempas in Bayer’s marketing territories, which grew 67% and 50% in the third quarter and first nine months of 2020, respectively, as well as sales in Merck’s marketing territories, which declined 5% in the third quarter and grew 6% in the first nine months of 2020.
Diabetes

	Three Months Ended September 30,			% Change Excluding Foreign Exchange	Nine Months Ended September 30,			% Change Excluding Foreign Exchange
($ in millions)	2020	2019	% Change		2020	2019	% Change
Januvia/Janumet	$1,327	$1,311	1%	2%	$3,948	$4,106	(4)%	(3)%
Worldwide combined sales of Januvia (sitagliptin) and Janumet (sitagliptin/metformin HCl), medicines that help lower blood sugar levels in adults with type 2 diabetes, grew 1% in the third quarter of 2020 driven primarily by higher demand in certain international markets, particularly in China, partially offset by continued pricing pressure in the United States. Global combined sales of Januvia and Janumet declined 4% in the first nine months of 2020. The decline was primarily due to continued pricing pressure in the United States and lower demand in the EU, partially offset by higher demand in certain international markets, particularly in China. The Company expects U.S. pricing pressure to continue. The patents that provide market exclusivity for Januvia and Janumet in the United States expire in July 2022 (although six-month pediatric exclusivity may extend this date). The patent that provides market exclusivity for Januvia in the EU expires in July 2022 (although pediatric exclusivity has recently been granted which may extend this date to September 2022 and the Company is applying in individual countries for the extensions). The supplementary patent certificate that provides market exclusivity for Janumet in the EU expires in April 2023. The Company anticipates sales of Januvia and Janumet in these markets will decline substantially after these patent expiries.
Women’s Health

	Three Months Ended September 30,			% Change Excluding Foreign Exchange	Nine Months Ended September 30,			% Change Excluding Foreign Exchange
($ in millions)	2020	2019	% Change		2020	2019	% Change
Implanon/Nexplanon	$189	$199	(5)%	(4)%	$515	$581	(11)%	(10)%
NuvaRing	58	241	(76)%	(76)%	184	700	(74)%	(73)%
Global sales of Implanon/Nexplanon, a single-rod subdermal contraceptive implant, declined 5% in the third quarter of 2020 primarily driven by lower demand in Latin America. Worldwide sales of Implanon/Nexplanon declined 11% in the first nine months of 2020 primarily due to lower demand in the United States and in the EU resulting from the COVID-19 pandemic.
Worldwide sales of NuvaRing, a vaginal contraceptive product, declined 76% and 74% in the third quarter and first nine months of 2020, respectively, due to generic competition in the United States. The patent that provided U.S. market exclusivity for NuvaRing expired in April 2018 and generic competition began in December 2019. Accordingly, the Company is experiencing a rapid and substantial decline in U.S. NuvaRing sales and expects the decline to continue.
Biosimilars

	Three Months Ended September 30,			% Change Excluding Foreign Exchange	Nine Months Ended September 30,			% Change Excluding Foreign Exchange
($ in millions)	2020	2019	% Change		2020	2019	% Change
Biosimilars	$99	$68	45%	44%	$227	$189	20%	21%

Biosimilar products are marketed by the Company pursuant to an agreement with Samsung Bioepis Co., Ltd. (Samsung) to develop and commercialize multiple pre-specified biosimilar candidates. Currently, the Company markets Renflexis (infliximab-abda), a biosimilar to Remicade (infliximab) for the treatment of certain inflammatory diseases; Ontruzant (trastuzumab-dttb), a biosimilar to Herceptin (trastuzumab) for the treatment of human epidermal growth factor receptor 2 (HER2)-positive breast cancer and HER2 overexpressing gastric cancer; and Brenzys (etanercept biosimilar), a biosimilar to Enbrel for the treatment of certain inflammatory diseases. Merck’s commercialization territories under the agreement vary by product. Sales of biosimilars grew 45% and 20% in the third quarter and first nine months of 2020, respectively, primarily due to the launch of Ontruzant in Brazil in August 2020 and continued post-launch uptake of Renflexis in the United States and Canada. Sales growth in the first nine months of 2020 was partially offset by lower sales of Brenzys in Brazil.
In August 2020, the EC granted marketing authorization for Aybintio (bevacizumab) for the treatment of metastatic carcinoma of the colon or rectum, metastatic breast cancer, NSCLC, advanced and/or metastatic RCC, epithelial ovarian, fallopian tube and primary peritoneal cancer and cervical cancer. An application seeking approval of Aybintio in the United States was filed in September 2019.
Animal Health Segment

	Three Months Ended September 30,			% Change Excluding Foreign Exchange	Nine Months Ended September 30,			% Change Excluding Foreign Exchange
($ in millions)	2020	2019	% Change		2020	2019	% Change
Livestock	$758	$726	5%	8%	$2,145	$2,007	7%	11%
Companion Animal	462	396	17%	18%	1,390	1,264	10%	12%
Sales of livestock products grew 5% and 7% in the third quarter and first nine months of 2020, respectively, primarily driven by higher demand for ruminant, swine and poultry products. Sales growth in the first nine months of 2020 was also driven by the April 2019 acquisition of Antelliq Corporation (Antelliq) (see Note 2 to the condensed consolidated financial statements). Sales of companion animal products grew 17% in the third quarter of 2020 and 10% in the first nine months of 2020 primarily driven by higher demand for the Bravecto (fluralaner) line of products, as well as higher demand for companion animal vaccines.
Costs, Expenses and Other

	Three Months Ended September 30,			Nine Months Ended September 30,
($ in millions)	2020	2019	% Change	2020	2019	% Change
Cost of sales	$3,481	$3,990	(13)%	$9,952	$10,443	(5)%
Selling, general and administrative	2,450	2,589	(5)%	7,383	7,726	(4)%
Research and development	3,390	3,204	6%	7,721	7,324	5%
Restructuring costs	114	232	(51)%	269	444	(39)%
Other (income) expense, net	(312)	35	*	(630)	362	*
	$9,123	$10,050	(9)%	24,695	26,299	(6)%
* Greater than 100%.
Cost of Sales
Cost of sales declined 13% and 5% in the third quarter and first nine months of 2020, respectively. Cost of sales includes the amortization of intangible assets recorded in connection with business acquisitions, which totaled $270 million and $320 million in the third quarter of 2020 and 2019, respectively, and $843 million and $1.1 billion in the first nine months of 2020 and 2019, respectively. Cost of sales also includes the amortization of amounts capitalized in connection with collaborations of $117 million and $81 million in the third quarter of 2020 and 2019, respectively, and $509 million and $307 million in the first nine months of 2020 and 2019, respectively. Additionally, costs include intangible asset impairment charges of $612 million and $693 million in the third quarter and first nine months of 2019, respectively, related to marketed products. The Company may recognize additional impairment charges in the future related to intangible assets that were measured at fair value and capitalized in connection with business acquisitions and such charges could be material. Also included in cost of sales are expenses associated with restructuring activities which amounted to $38 million and $62 million in the third quarter of 2020 and 2019, respectively, and $131 million and $161 million in the first nine months of 2020 and 2019, respectively, including accelerated depreciation and asset write-offs related to the planned sale or closure of manufacturing facilities. Separation costs associated with manufacturing-related headcount reductions have been incurred and are reflected in Restructuring costs as discussed below.

Gross margin was 72.3% in the third quarter of 2020 compared with 67.8% in the third quarter of 2019. The gross margin improvement reflects lower intangible asset impairment charges (noted above), the favorable effect of product mix and lower restructuring costs, partially offset by the unfavorable effects of pricing pressure, inventory write-offs and foreign exchange. Gross margin was 71.9% in the first nine months of 2020 compared with 70.1% in the first nine months of 2019. The gross margin improvement was primarily driven by lower impairment charges and amortization related to intangible assets (noted above), as well as the favorable effect of product mix and lower restructuring costs, partially offset by the unfavorable effects of pricing pressure, royalties, manufacturing variances, and inventory write-offs.
Selling, General and Administrative
Selling, general and administrative (SG&A) expenses declined 5% and 4% in the third quarter and first nine months of 2020, respectively, primarily due to lower administrative and selling costs, including reduced travel and fewer meetings, due in part to the COVID-19 pandemic, and the favorable effect of foreign exchange, partially offset by costs related to the planned spin-off of Organon. Transaction costs related to the acquisition of ArQule also partially offset the decline in SG&A expenses in the first nine months of 2020 (see Note 2 to the condensed consolidated financial statements).
Research and Development
Research and development (R&D) expenses grew 6% and 5% in the third quarter and first nine months of 2020, respectively, primarily driven by higher upfront payments related to collaborations and license agreements (see Note 2 to the condensed consolidated financial statements), increased clinical development, discovery research and early drug development spending, as well as higher restructuring costs, partially offset by a charge in 2019 for the acquisition of Peloton Therapeutics, Inc. (Peloton) (see Note 2 to the condensed consolidated financial statements), lower costs associated with the COVID-19 pandemic (net of spending on COVID-19-related vaccine and antiviral research programs), and the favorable effect of foreign exchange.
R&D expenses are comprised of the costs directly incurred by MRL, the Company’s research and development division that focuses on human health-related activities, which were $1.6 billion in both the third quarter of 2020 and 2019, and $4.7 billion and $4.4 billion in the first nine months of 2020 and 2019, respectively. Also included in R&D expenses are Animal Health research costs, licensing costs and costs incurred by other divisions in support of R&D activities, including depreciation, production and general and administrative, which in the aggregate were approximately $645 million and $655 million for the third quarter of 2020 and 2019, respectively, and were $1.9 billion in both the first nine months of 2020 and 2019. In addition, R&D expenses include expense or income related to changes in the estimated fair value measurement of liabilities for contingent consideration recorded in connection with business acquisitions. The Company recorded a net reduction in expenses of $48 million and $36 million in the first nine months of 2020 and 2019, respectively, related to the changes in these estimates. R&D expenses also reflect $19 million and $67 million of accelerated depreciation costs in connection with restructuring activities in the third quarter and first nine months of 2020, respectively.
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
Restructuring costs, primarily representing separation and other related costs associated with these restructuring activities, were $114 million and $232 million for the third quarter of 2020 and 2019, respectively, and $269 million and $444 million in the first nine months of 2020 and 2019, respectively. Separation costs incurred were associated with actual headcount reductions, as well as estimated expenses under existing severance programs for headcount reductions that were probable and could be reasonably estimated. Also included in restructuring costs are asset abandonment, facility shut-down and other related costs, as well as employee-related costs such as curtailment, settlement and termination charges associated with pension and other postretirement benefit plans and share-based compensation plan costs. For segment reporting, restructuring costs are unallocated expenses.
Additional costs associated with the Company’s restructuring activities are included in Cost of sales, Selling, general and administrative expenses and Research and development costs. The Company recorded aggregate pretax costs of

$186 million and $296 million in the third quarter of 2020 and 2019, respectively, and $504 million and $642 million in the first nine months of 2020 and 2019, respectively, related to restructuring program activities (see Note 4 to the condensed consolidated financial statements).
Other (Income) Expense, Net
For details on the components of Other (income) expense, net see Note 13 to the condensed consolidated financial statements.

Segment Profits
	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2020	2019	2020	2019
Pharmaceutical segment profits	$7,974	$7,747	$22,010	$21,437
Animal Health segment profits	451	423	1,336	1,243
Other non-reportable segment profits	(1)	(2)	1	(2)
Other	(4,996)	(5,821)	(12,563)	(14,005)
Income before taxes	$3,428	$2,347	$10,784	$8,673
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
Pharmaceutical segment profits grew 3% in both the third quarter and first nine months of 2020 driven primarily by higher sales, as well as lower administrative and selling costs. Animal Health segment profits grew 6% and 7% in the third quarter and first nine months of 2020, respectively, reflecting higher sales and lower promotional costs, partially offset by higher R&D costs and the unfavorable effect of foreign exchange.
Taxes on Income
The effective income tax rates of 14.1% and 18.7% for the third quarter of 2020 and 2019, respectively, and 14.9% and 14.5% for the first nine months of 2020 and 2019, respectively, reflect the impacts of acquisition and divestiture-related costs and restructuring costs, partially offset by the beneficial impact of foreign earnings. The effective income tax rates in the third quarter and first nine months of 2019 also reflect the unfavorable impact of a charge for the acquisition of Peloton for which no tax benefit was recognized and the favorable impact of product mix on the estimated 2019 full-year tax rate. In addition, the effective income tax rate for the first nine months of 2019 reflects the favorable impact of a $360 million net tax benefit related to the settlement of certain federal income tax matters.
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
Net Loss Attributable to Noncontrolling Interests
Net loss attributable to noncontrolling interests of $73 million for the first nine months of 2019 includes the portion of goodwill impairment charges related to certain businesses in the Healthcare Services segment that are attributable to noncontrolling interests.

Net Income and Earnings per Common Share
Net income attributable to Merck & Co., Inc. was $2.9 billion for the third quarter of 2020 compared with $1.9 billion for the third quarter of 2019 and was $9.2 billion for the first nine months of 2020 compared with $7.5 billion for the first nine months of 2019. Earnings per common share assuming dilution attributable to Merck & Co., Inc. common shareholders (EPS) for the third quarter of 2020 were $1.16 compared with $0.74 in the third quarter of 2019 and were $3.61 for the first nine months of 2020 compared with $2.89 for the first nine months of 2019.
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
A reconciliation between GAAP financial measures and non-GAAP financial measures is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions except per share amounts)	2020	2019	2020	2019
Income before taxes as reported under GAAP	$3,428	$2,347	$10,784	$8,673
Increase (decrease) for excluded items:
Acquisition and divestiture-related costs	508	975	1,551	2,183
Restructuring costs	186	296	504	642
Other items:
Charges for collaborations and acquisitions (1)	1,082	982	1,082	982
Other	(1)	—	(17)	48
Non-GAAP income before taxes	5,203	4,600	13,904	12,528
Taxes on income as reported under GAAP	483	440	1,611	1,259
Estimated tax benefit on excluded items (2)	356	281	616	555
Adjustment to tax benefits recorded in conjunction with the 2015 Cubist Pharmaceuticals, Inc. acquisition	(67)	—	(67)	—
Net tax benefit from the settlement of certain federal income tax matters	—	—	—	360
Tax charge related to finalization of treasury regulations for the Tax Cuts and Job Act of 2017	—	—	—	(67)
Non-GAAP taxes on income	772	721	2,160	2,107
Non-GAAP net income	4,431	3,879	11,744	10,421
Less: Net income (loss) attributable to noncontrolling interests as reported under GAAP	4	6	12	(73)
Acquisition and divestiture-related costs attributable to noncontrolling interests	—	—	—	89
Non-GAAP net income attributable to noncontrolling interests	4	6	12	16
Non-GAAP net income attributable to Merck & Co., Inc.	$4,427	$3,873	$11,732	$10,405
EPS assuming dilution as reported under GAAP	$1.16	$0.74	$3.61	$2.89
EPS difference	0.58	0.77	1.01	1.13
Non-GAAP EPS assuming dilution	$1.74	$1.51	$4.62	$4.02
(1)    Amount in 2020 includes $832 million related to transactions with Seagen. Amount in 2019 represents a charge for the acquisition of Peloton. See Note 2 to the condensed consolidated financial statements.
(2) The estimated tax impact on the excluded items is determined by applying the statutory rate of the originating territory of the non-GAAP adjustments.

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
Certain Other Items
Non-GAAP income and non-GAAP EPS exclude certain other items. These items are adjusted for after evaluating them on an individual basis, considering their quantitative and qualitative aspects. Typically, these consist of items that are unusual in nature, significant to the results of a particular period or not indicative of future operating results. Excluded from non-GAAP income and non-GAAP EPS in 2020 are upfront payments related to licensing arrangements and collaborations, including the transactions with Seagen (see Note 2 to the condensed consolidated financial statements), and an adjustment to tax benefits recorded in conjunction with the 2015 Cubist Pharmaceuticals, Inc. acquisition. Excluded from non-GAAP income and non-GAAP EPS in 2019 is a charge for the acquisition of Peloton (see Note 2 to the condensed consolidated financial statements), a net tax benefit related to the settlement of certain federal income tax matters (see Note 14 to the condensed consolidated financial statements) and a tax charge related to the finalization of U.S. treasury regulations related to the Tax Cuts and Jobs Act of 2017.
Research and Development Update
In July 2020, the FDA accepted for priority review the NDA for vericiguat, an orally administered sGC stimulator, to reduce the risk of cardiovascular death and heart failure hospitalization following a worsening heart failure event in patients with symptomatic chronic heart failure with reduced ejection fraction, in combination with other heart failure therapies. The FDA set a Prescription Drug User Fee Act (PDUFA), or target action, date of January 20, 2021. Vericiguat is being jointly developed with Bayer (see Note 3 to the condensed consolidated financial statements). The application is based on results from the Phase 3 VICTORIA trial, which is the first contemporary outcomes study focused exclusively on a population with worsening chronic heart failure who are at high risk for cardiovascular mortality and repeated heart failure hospitalizations. Data from VICTORIA were presented at the virtual American College of Cardiology’s 69th Annual Scientific Session together with World Congress of Cardiology and published in The New England Journal of Medicine. Vericiguat is also under review in the EU and in Japan. Merck and Bayer plan to share VICTORIA data with regulatory authorities worldwide.
Koselugo is under review in the EU for the treatment of pediatric patients two years of age and older with NF1 who have symptomatic, inoperable PN based on positive results from the NCI CTEP-sponsored Phase 2 SPRINT Stratum 1 trial. Koselugo was approved by the FDA in April 2020. Koselugo is being jointly developed and commercialized with AstraZeneca globally (see Note 3 to the condensed consolidated financial statements).
Keytruda is an anti-PD-1 therapy approved for the treatment of many cancers that is in clinical development for expanded indications. These approvals were the result of a broad clinical development program that currently consists of more than 1,300 clinical trials, including more than 900 trials that combine Keytruda with other cancer treatments. These studies encompass more than 30 cancer types including: biliary tract, cervical, colorectal, cutaneous squamous cell, endometrial, esophageal, gastric, glioblastoma, head and neck, hepatocellular, Hodgkin lymphoma, non-Hodgkin lymphoma, melanoma, mesothelioma, nasopharyngeal, non-small-cell lung, ovarian, prostate, renal, small-cell lung, triple-negative breast and urothelial, many of which are currently in Phase 3 clinical development. Further trials are being planned for other cancers.
In July 2020, the FDA accepted and granted Priority Review for a supplemental Biologics License Application (BLA) seeking accelerated approval for Keytruda in combination with chemotherapy for the treatment of patients with locally recurrent unresectable or metastatic triple-negative breast cancer (TNBC) whose tumors express PD-L1 (CPS ≥10). The application was based on data from the KEYNOTE-355 trial in which Keytruda plus chemotherapy demonstrated a statistically significant and clinically meaningful improvement in progression-free survival (PFS) compared with chemotherapy alone in patients whose tumors expressed PD-L1 at CPS ≥10. In patients whose tumors expressed PD-L1 with

CPS ≥1, Keytruda plus chemotherapy improved PFS versus chemotherapy alone, however these results did not meet statistical significance. These data were presented at the virtual scientific program of the 2020 American Society of Clinical Oncology (ASCO) Annual Meeting. As previously announced, the trial will continue without changes to evaluate the other dual primary endpoint of overall survival (OS). The FDA set a PDUFA date of November 28, 2020. In October 2020, Merck announced the submission of KEYNOTE-355 to the Japan PMDA.
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
The Committee for Medicinal Products for Human Use (CHMP) of the European Medicines Agency (EMA) announced the start of a procedure to extend the currently approved therapeutic indication for the treatment of relapsed or refractory cHL in adults to an earlier line of therapy based on the pivotal Phase 3 KEYNOTE-204 trial, in which Keytruda demonstrated a significant improvement in PFS compared to brentuximab vedotin (BV), a current standard of care in this patient population. Data from KEYNOTE-204 were presented during the virtual scientific program of the 2020 ASCO Annual Meeting. Keytruda was approved for this indication by the FDA in October 2020. The procedure also seeks to extend the indication to include pediatric patients.
Keytruda is also under review in the EU and in Japan for the first-line treatment of patients with MSI-H or mismatch repair deficient unresectable or metastatic colorectal cancer based on the results from the Phase 3 KEYNOTE-177 trial. Keytruda was approved for this indication by the FDA in June 2020.
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
In August 2020, Merck announced first-time data from the pivotal Phase 3 KEYNOTE-590 trial evaluating Keytruda in combination with platinum-based chemotherapy for the first-line treatment of patients with locally advanced or metastatic esophageal and gastroesophageal junction cancer. In the study, Keytruda in combination with chemotherapy significantly improved OS and PFS versus chemotherapy in all randomized patients; it was demonstrated that the risk of death was reduced by 27% versus chemotherapy as first-line treatment for locally advanced or metastatic esophageal cancer. With these results, Keytruda is the first anti-PD-1 therapy in combination with chemotherapy to show superior OS, PFS and objective response rate (ORR) versus chemotherapy, the current standard of care, for these patients regardless of histology or PD-L1 expression status. These data were presented at the European Society for Medical Oncology (ESMO) Virtual Congress 2020. Merck will be sharing these data with regulatory authorities worldwide.
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
In May 2020, Merck announced positive results from two studies from the Company’s lung cancer research program. Initial results from the Phase 2 KEYNOTE-799 trial evaluating Keytruda plus concurrent chemoradiation therapy demonstrated an ORR of 67.0% in Cohort A (squamous and nonsquamous NSCLC patients who received paclitaxel plus carboplatin) and 56.6% in Cohort B (nonsquamous NSCLC patients who received cisplatin plus pemetrexed) in untreated patients with unresectable, locally advanced stage III NSCLC.
Additionally in May 2020, Merck and Eisai presented data from analyses of two trials evaluating Keytruda plus Lenvima at the 2020 ASCO Annual Meeting, in which the Keytruda plus Lenvima combination demonstrated clinically meaningful ORR: the KEYNOTE-524/Study 116 trial in patients with unresectable HCC with no prior systemic therapy and the KEYNOTE-146/Study 111 trial in patients with metastatic clear cell renal cell carcinoma (ccRCC) who progressed following immune checkpoint inhibitor therapy.
In July 2020, Merck and Eisai announced that the FDA issued a Complete Response Letter (CRL) regarding Merck’s and Eisai’s applications seeking accelerated approval of Keytruda plus Lenvima for the first-line treatment of patients with unresectable HCC based on data from the Phase 1b KEYNOTE-524/Study 116 trial, which showed clinically meaningful efficacy in the single-arm setting. These data supported a Breakthrough Therapy designation granted by the FDA in July 2019. Ahead of the PDUFA action dates of Merck’s and Eisai’s applications, another combination therapy was approved based on a randomized, controlled trial that demonstrated improvement in OS versus standard-of-care treatment. Consequently, the CRL stated that Merck’s and Eisai’s applications do not provide evidence that Keytruda in combination with Lenvima represents a meaningful advantage over available therapies for the treatment of unresectable or metastatic HCC with no prior systemic therapy for advanced disease. Since the applications for KEYNOTE-524/Study 116 no longer meet the criteria for accelerated approval, both companies plan to work with the FDA to take appropriate next steps, which include conducting a well-controlled clinical trial that demonstrates substantial evidence of effectiveness and the clinical benefit of the combination. As such, LEAP-002, the Phase 3 trial evaluating the Keytruda plus Lenvima combination as a first-line treatment for advanced HCC, is currently underway and fully enrolled. The CRL does not impact the current approved indications for Keytruda or for Lenvima.
In July 2020, the FDA granted Breakthrough Therapy designation to the hypoxia-inducible factor-2 alpha (HIF-2α) inhibitor MK-6482, a novel investigational candidate for the treatment of patients with von Hippel-Lindau (VHL) disease-associated RCC with nonmetastatic RCC tumors less than three centimeters in size, unless immediate surgery is required. The FDA also granted orphan drug designation to MK-6482 for VHL disease. These designations are based on data from a Phase 2 trial evaluating MK-6482 in patients with VHL-associated ccRCC, which were presented at the 2020 ASCO Annual Meeting. Additionally, Phase 2 data showing anti-tumor responses in VHL disease patients with ccRCC and other tumors were presented at the ESMO Virtual Congress 2020.
In September 2020, Merck and Seagen announced a collaboration to globally develop and commercialize Seagen’s ladiratuzumab vedotin (MK-6440), an investigational antibody-drug conjugate targeting LIV-1, which is currently in Phase 2 clinical trials for breast cancer and other solid tumors. The collaboration will pursue a broad joint development program evaluating ladiratuzumab vedotin as monotherapy and in combination with Keytruda in triple-negative breast cancer, hormone receptor-positive breast cancer and other LIV-1-expressing solid tumors. Seagen also granted Merck an exclusive license and entered into a co-development agreement with Merck to accelerate the global reach of Tukysa (MK-7119), a small molecule tyrosine kinase inhibitor, for the treatment of HER2-positive cancers, in Asia, the Middle East and Latin America and other regions outside of the United States, Canada and Europe. See Note 2 to the condensed consolidated financial statements.
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
In September 2020, Merck announced the results from two ongoing pivotal Phase 3 trials (COUGH-1 and COUGH-2) evaluating the efficacy and safety of gefapixant (MK-7264), an investigational, orally administered, selective P2X3 receptor antagonist, for the treatment of refractory or unexplained chronic cough. In these studies, adult patients treated with gefapixant 45 mg twice daily demonstrated a statistically significant reduction in 24-hour cough frequency versus placebo at 12 weeks (COUGH-1) and 24 weeks (COUGH-2). The gefapixant 15 mg twice daily treatment arms did not meet the primary efficacy endpoint in either Phase 3 study. These results were presented at the Virtual European Respiratory Society International Congress 2020. Merck plans to share data from COUGH-1 and COUGH-2 with regulatory authorities worldwide.

In October 2020, Merck announced Week 96 data from the Phase 2b trial (NCT03272347) evaluating the efficacy and safety of islatravir, the company’s investigational oral nucleoside reverse transcriptase translocation inhibitor (NRTTI), in combination with doravirine (Pifeltro), in treatment-naïve adults with HIV-1 infection. Week 96 findings demonstrated that the combination of islatravir and doravirine maintained virologic suppression (as measured by the number of study participants achieving HIV-1 RNA levels <50 copies/mL, similar to Delstrigo (doravirine/lamivudine/tenofovir disoproxil fumarate)), and the findings were consistent with Week 48 results. Additional Week 96 data from the study show low rates of participants meeting the definition of protocol-defined virologic failure in both the islatravir plus doravirine and the Delstrigo treatment arms, and no participants in either arm met the criteria for resistance testing. These data were presented at the virtual 2020 International Congress on Drug Therapy in HIV Infection (HIV Glasglow).
In October 2020, Merck announced findings from two Phase 3 studies evaluating the safety, tolerability and immunogenicity of V114, the Company’s investigational 15-valent pneumococcal conjugate vaccine. In the PNEU-PATH (V114-016) study, healthy adults 50 years of age and older received V114 or PCV13 followed by Pneumovax 23 one year later. Immune responses following vaccination with Pneumovax 23 were comparable in both vaccination groups for the 15 serotypes in V114. Results also showed that at 30 days post vaccination with either V114 or PCV13, immune responses were comparable for both groups across the 13 serotypes shared by the conjugate vaccines and higher in the V114 group for serotypes 22F and 33F, the two serotypes not included in PCV13. In PNEU-DAY (V114-017), a Phase 3 study in immunocompetent adults 18 to 49 years of age with underlying medical conditions associated with increased risk for pneumococcal disease, V114 generated immune responses generally comparable to PCV13 for the 13 shared serotypes and higher immune responses for serotypes 22F and 33F at 30 days post-vaccination.
In September 2020, Merck announced that two Phase 3 studies evaluating the safety, tolerability and immunogenicity of V114 met their primary immunogenicity objectives. The pivotal PNEU-AGE (V114-019) study in healthy adults 50 years of age or older demonstrated that V114 is non-inferior to the currently available 13-valent pneumococcal conjugate vaccine (PCV13) for the 13 serotypes targeted by both vaccines and superior for serotypes 22F and 33F, the two serotypes targeted by V114 but not PCV13. The PNEU-AGE study also met the key secondary immunogenicity objective, demonstrating superiority of V114 compared to PCV13 for serotype 3, a leading cause of invasive pneumococcal disease globally. In another Phase 3 study, PNEU-TRUE (V114-020), in healthy adults 50 years of age or older, V114 met its primary immunogenicity objective demonstrating equivalent immune response across all 15 serotypes for three different lots of V114.
In June 2020, Merck announced results from two initial Phase 3 studies evaluating the safety, tolerability and immunogenicity of V114. Results from the PNEU-WAY (V114-018) study in adults 18 years of age or older living with HIV showed that V114 elicited an immune response to all 15 serotypes included in the vaccine, including serotypes 22F and 33F. Results from the PNEU-FLU (V114-021) study in healthy adults 50 years of age or older showed that V114 can be given concomitantly with the quadrivalent influenza vaccine. These data were announced and published in the International Symposium on Pneumococci and Pneumococcal Diseases digital library in lieu of an in-person meeting.
The V114 Phase 3 clinical development program is comprised of 16 trials investigating the safety, tolerability and immunogenicity of V114 in a variety of populations who are at increased risk for pneumococcal disease including both healthy older adult and healthy pediatric populations, as well as people who are immunocompromised or have certain chronic conditions. Findings from the V114 Phase 3 clinical program, including the studies above, will be presented at a future scientific congress and will form the basis for global regulatory licensure applications, beginning with the FDA before the end of the year.
In June 2020, Merck and Pfizer Inc. announced the presentation of results from the Phase 3 VERTIS CV cardiovascular (CV) outcomes trial that evaluated Steglatro (ertugliflozin), an oral sodium-glucose cotransporter 2 (SGLT2) inhibitor, versus placebo, added to background standard of care treatment, in patients with type 2 diabetes and atherosclerotic CV disease. The study met the primary endpoint of non-inferiority on major adverse CV events (MACE), which is a composite of CV death, nonfatal myocardial infarction or nonfatal stroke, compared to placebo. The key secondary endpoints of superiority for Steglatro versus placebo for time to the first occurrence of the composite of CV death or hospitalization for heart failure, time to CV death alone and time to the first occurrence of the composite of renal death, dialysis/transplant or doubling of serum creatinine from baseline were not met. While not a pre-specified hypothesis for statistical testing, a reduction in hospitalization for heart failure was observed with Steglatro.
In July 2020, the FDA granted V181, the Company’s investigational dengue vaccine in Phase 1 development, Fast Track designation.
The chart below reflects the Company’s research pipeline as of November 2, 2020. Candidates shown in Phase 3 include specific products and the date such candidate entered into Phase 3 development. Candidates shown in Phase 2 include the most advanced compound with a specific mechanism or, if listed compounds have the same mechanism, they are each currently intended for commercialization in a given therapeutic area. Small molecules and biologics are given MK-number designations and vaccine candidates are given V-number designations. Except as otherwise noted, candidates in Phase 1, additional indications in the same therapeutic area (other than with respect to cancer) and additional claims, line extensions or formulations for in-line products are not shown.

Phase 2	Phase 3 (Phase 3 entry date)	Under Review
Antiviral COVID-19
MK-4482 (molnupiravir)(1)
Cancer
MK-1026
     Hematological Malignancies
MK-1308 (quavonlimab)(2)
Melanoma
Non-Small-Cell Lung
MK-1454(2)
Head and Neck
MK-3475 Keytruda
Advanced Solid Tumors
MK-4280(2)
     Hematological Malignancies
     Non-Small-Cell Lung
MK-5890(2)
     Non-Small-Cell Lung
MK-6440 (ladiratuzumab vedotin)(1)(3)
Advanced Solid Tumors
Breast
MK-7119 Tukysa(1)
Colorectal
MK-7339 Lynparza(1)(3)
Advanced Solid Tumors
MK-7684 (vibostolimab)(2)
    Melanoma
Non-Small-Cell Lung
MK-7902 Lenvima(1)(2)
Advanced Solid Tumors
Biliary Tract
Colorectal
Gastric
Glioblastoma
V937
Breast
Cutaneous Squamous Cell
Melanoma
Head and Neck
Chikungunya virus
V184
Cytomegalovirus
V160
HIV-1 Prevention
MK-8591 (islatravir)
Overgrowth Syndrome
MK-7075 (miransertib)
Pneumococcal Vaccine Adult
V116
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
MK-7119 Tukysa(1)
Breast (October 2019)
MK-7339 Lynparza(1)(2)
Colorectal (August 2020)
Non-Small-Cell Lung (June 2019)
MK-7902 Lenvima(1)(2)
Bladder (May 2019)
Endometrial (June 2018) (EU)
Head and Neck (February 2020)
Melanoma (March 2019)
Non-Small-Cell Lung (March 2019)
Cough
MK-7264 (gefapixant) (March 2018)
HIV-1 Infection
     MK-8591A (doravirine/islatravir) (February 2020)
Pneumoconjugate Vaccine
V114 (June 2018)

New Molecular Entities/Vaccines
Heart Failure
MK-1242 (vericiguat)(1) (U.S.) (EU) (JPN)
Pediatric Neurofibromatosis Type 1
MK-5618 (selumetinib)(1) (EU)

Certain Supplemental Filings
Cancer
MK-3475 Keytruda
• Metastatic Triple-Negative Breast Cancer
         (KEYNOTE-355) (U.S.) (JPN)
• Early-Stage Triple-Negative Breast Cancer
         (KEYNOTE-522) (U.S.)
• Refractory Classical Hodgkin Lymphoma
         (KEYNOTE-204) (EU)
• Unresectable or Metastatic MSI-H or dMMR Colorectal
         Cancer (KEYNOTE-177) (EU) (JPN)
MK-7902 Lenvima(1)
• First-Line Metastatic Hepatocellular Carcinoma
         (KEYNOTE-524) (U.S.)(2)(4)
• Thymic Carcinoma (NCCH1508/REMORA) (JPN)

Footnotes:
(1) Being developed in a collaboration
(2) Being developed in combination with Keytruda.
(3) Being developed as monotherapy and in combination with Keytruda.
(4) In July 2020, the FDA issued a CRL for Merck’s and Eisai’s applications. Merck and Eisai are reviewing the letter and will submit data to the FDA.

Liquidity and Capital Resources

($ in millions)	September 30, 2020	December 31, 2019
Cash and investments	$8,728	$11,919
Working capital	6,172	5,263
Total debt to total liabilities and equity	32.0%	31.2%
Cash provided by operating activities was $6.2 billion in the first nine months of 2020 compared with $8.6 billion in the first nine months of 2019. Cash provided by operating activities in the first nine months of 2020 includes $2.1 billion of payments related to collaborations compared with $505 million in the first nine months of 2019. Cash provided by operating activities continues to be the Company’s primary source of funds to finance operating needs, capital expenditures, treasury stock purchases and dividends paid to shareholders.
Cash used in investing activities was $4.7 billion in the first nine months of 2020 compared with $1.9 billion in the first nine months of 2019. The increase was driven primarily by lower proceeds from sales of securities and other investments and higher capital expenditures, partially offset by lower purchases of securities and other investments and lower use of cash for acquisitions.

Cash used in financing activities was $4.2 billion in the first nine months of 2020 compared with $6.9 billion in the first nine months of 2019. The lower use of cash in financing activities was driven primarily by a net increase in short-term borrowings in 2020 compared with a net decrease in short-term borrowing in 2019, as well as lower purchases of treasury stock, partially offset by higher payments on debt (see below), lower proceeds from the issuance of debt (see below), higher dividends paid to shareholders, and lower proceeds from the exercise of stock options.
Capital expenditures totaled $3.2 billion and $2.3 billion for the first nine months of 2020 and 2019, respectively. The increased capital expenditures reflect investment in new capital projects focused primarily on increasing manufacturing capacity for Merck’s key products, as well as the purchase of a manufacturing facility in Dunboyne, Ireland to support upcoming product launches (see Note 2 to the condensed consolidated financial statements).
The Company has accounts receivable factoring agreements with financial institutions in certain countries to sell accounts receivable. The Company factored $2.1 billion and $2.7 billion of accounts receivable in the third quarter of 2020 and the fourth quarter of 2019, respectively, under these factoring arrangements, which reduced outstanding accounts receivable. The cash received from the financial institutions is reported within operating activities in the Condensed Consolidated Statement of Cash Flows. In certain of these factoring arrangements, for ease of administration, the Company will collect customer payments related to the factored receivables, which it then remits to the financial institutions. The net cash flows relating to these collections are reported as financing activities in the Condensed Consolidated Statement of Cash Flows.
Dividends paid to stockholders were $4.7 billion and $4.3 billion for the first nine months of 2020 and 2019, respectively. In May 2020, the Board of Directors declared a quarterly dividend of $0.61 per share on the Company’s common stock for the third quarter that was paid in July 2020. In July 2020, the Board of Directors declared a quarterly dividend of $0.61 per share on the Company’s common stock for the fourth quarter that was paid in October 2020.
In February 2020, the Company’s $1.25 billion, 1.85% notes and $700 million floating-rate notes matured in accordance with their terms and were repaid.
In June 2020, the Company issued $4.5 billion principal amount of senior unsecured notes consisting of $1.0 billion of 0.75% notes due 2026, $1.25 billion of 1.45% notes due 2030, $1.0 billion of 2.35% notes due 2040 and $1.25 billion of 2.45% notes due 2050. Merck used the net proceeds from the offering for general corporate purposes, including without limitation the repayment of outstanding commercial paper borrowings and other indebtedness with upcoming maturities.
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
In 2018, Merck’s Board of Directors authorized purchases of up to $10 billion of Merck’s common stock for its treasury. The treasury stock purchase authorization has no time limit and will be made over time in open-market transactions, block transactions on or off an exchange, or in privately negotiated transactions. During the first nine months of 2020, the Company purchased $1.3 billion (16 million shares) of its common stock for its treasury under this share repurchase program. As of September 30, 2020, the Company’s remaining share repurchase authorization was $5.9 billion. In March 2020, the Company temporarily suspended its share repurchase program.
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
Item 4. Controls and Procedures
Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures over financial reporting. Based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2020, the Company’s disclosure controls and procedures are effective. For the third quarter of 2020, there were no changes in internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS
This report and other written reports and oral statements made from time to time by the Company may contain so-called “forward-looking statements,” all of which are based on management’s current expectations and are subject to risks and uncertainties which may cause results to differ materially from those set forth in the statements. One can identify these forward-looking statements by their use of words such as “anticipates,” “expects,” “plans,” “will,” “estimates,” “forecasts,” “projects” and other words of similar meaning, or negative variations of any of the foregoing. One can also identify them by the fact that they do not relate strictly to historical or current facts. These statements are likely to address the Company’s growth strategy, financial results, product development, product approvals, product potential and development programs. One must carefully consider any such statement and should understand that many factors could cause actual results to differ materially from the Company’s forward-looking statements. These factors include inaccurate assumptions and a broad variety of other risks and uncertainties, including the impact of the global outbreak of COVID-19 and other risks and uncertainties some that are known and some that are not. No forward-looking statement can be guaranteed and actual future results may vary materially.
The Company does not assume the obligation to update any forward-looking statement. One should carefully evaluate such statements in light of factors, including risk factors, described in the Company’s filings with the Securities and Exchange Commission, especially on Forms 10-K, 10-Q and 8-K. In Item 1A. “Risk Factors” of the Company’s Annual Report on Form 10‑K for the year ended December 31, 2019, as filed on February 26, 2020, in the Company’s Form 10-Q for the quarterly period ended March 31, 2020, as filed on May 6, 2020, in the Company’s Form 10-Q for the quarterly period ended June 30, 2020, as filed on August 5, 2020, and in this Form 10-Q, the Company discusses in more detail various important risk factors that could cause actual results to differ from expected or historic results. The Company notes these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. One should understand that it is not possible to predict or identify all such factors. Consequently, the reader should not consider any such list to be a complete statement of all potential risks or uncertainties.
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
Merck assumes that the majority of the negative impact from the COVID-19 pandemic occurred in the second quarter of 2020. However, the Company expects some residual negative impacts in the fourth quarter, largely in Europe and certain emerging markets. In addition, the phasing of the recovery of Gardasil 9 demand is slower than originally anticipated, in particular in the United States due to lower back-to-school demand. To the extent these assumptions prove to be incorrect, the Company’s results may differ materially from the estimates set forth herein.
Thus far in 2020, the COVID-19 pandemic has impacted the Company’s business and the Company continues to expect that it will impact the business in numerous ways, including but not limited to those outlined below:
In the third quarter of 2020, the negative impact of the COVID-19 pandemic to Merck’s Pharmaceutical sales was estimated to be approximately $475 million. The negative impact to Animal Health sales was immaterial. The negative impact to sales in the first nine months of 2020 was approximately $2.0 billion for the Pharmaceutical segment and $50 million for the Animal Health segment. For the full-year 2020, including the impact for the first nine months, Merck expects an unfavorable impact to sales of approximately $2.35 billion (excluding the impact of foreign exchange) due to the COVID-19 pandemic, comprised of approximately $2.3 billion for Pharmaceutical revenue and approximately $50 million for Animal Health revenue.
Roughly two-thirds of Merck’s Pharmaceutical revenue is comprised of physician-administered products, which, despite strong underlying demand, were affected by social distancing measures, fewer well visits and delays in elective surgeries due to the COVID-19 pandemic. These impacts, as well as the prioritization of COVID-19 patients at health care providers, have resulted in reduced administration of many of the Company’s human health products, in particular for its vaccines, including Gardasil 9 (Human Papillomavirus 9-valent Vaccine, Recombinant), as well as for Keytruda (pembrolizumab) and Implanon/Nexplanon (etonogestrel implant). Access to healthcare providers remains reduced, although improved from the second quarter. Merck anticipates reduced demand for its physician-administered products while pandemic-related access measures remain in place. In addition, declines in elective surgeries negatively affected the demand for Bridion (sugammadex) Injection in the year-to-date period. Sales of Pneumovax 23 (pneumococcal vaccine polyvalent) increased due to heightened awareness of pneumococcal vaccination during the COVID-19 pandemic and ahead of flu season.
Operating expenses were positively affected in the third quarter and first nine months of 2020 by approximately $115 million and $540 million, respectively, primarily driven by lower promotional and selling costs, as well as lower research and development expenses, net of investments in COVID-19-related antiviral and vaccine research programs. For the full-year 2020, Merck expects a net favorable impact to operating expenses of approximately $625 million reflecting continued lower spending due to the COVID-19 pandemic, partially offset by spending on COVID-19-related antiviral and vaccine research programs.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer purchases of equity securities for the three months ended September 30, 2020 were as follows:
ISSUER PURCHASES OF EQUITY SECURITIES

			($ in millions)
Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
July 1 - July 31	—	$0.00	$5,888
August 1 - August 31	—	$0.00	$5,888
September 1 - September 30	—	$0.00	$5,888
Total	—	$0.00	$5,888
(1) The Company did not purchase any shares during the three months ended September 30, 2020 under the plan approved by the Board of Directors in October 2018 to purchase up to $10 billion of Merck’s common stock for its treasury.

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

MERCK & CO., INC.

Date: November 5, 2020	/s/ Jennifer Zachary
JENNIFER ZACHARY
Executive Vice President, General Counsel and Corporate Secretary

Date: November 5, 2020	/s/ Rita A. Karachun
RITA A. KARACHUN
Senior Vice President Finance - Global Controller