Form 10-Q
period 2022-06-30
Merck & Co., Inc.
filed 2022-08-05
CIK 310158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
The number of shares of common stock outstanding as of the close of business on July 31, 2022: 2,533,279,845

Part I - Financial Information
Item 1. Financial Statements
MERCK & CO., INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(Unaudited, $ in millions except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Sales	$14,593	$11,402	$30,494	$22,029
Costs, Expenses and Other
Cost of sales	4,216	3,104	9,596	6,303
Selling, general and administrative	2,512	2,281	4,834	4,468
Research and development	2,798	4,321	5,374	6,732
Restructuring costs	142	82	194	380
Other (income) expense, net	438	(103)	1,148	(558)
	10,106	9,685	21,146	17,325
Income from Continuing Operations Before Taxes	4,487	1,717	9,348	4,704
Taxes on Income from Continuing Operations	538	503	1,092	741
Net Income from Continuing Operations	3,949	1,214	8,256	3,963
Less: Net Income Attributable to Noncontrolling Interests	5	1	2	5
Net Income from Continuing Operations Attributable to Merck & Co., Inc.	3,944	1,213	8,254	3,958
Income from Discontinued Operations, Net of Taxes and Amounts Attributable to Noncontrolling Interests	—	332	—	766
Net Income Attributable to Merck & Co., Inc.	$3,944	$1,545	$8,254	$4,724
Basic Earnings per Common Share Attributable to Merck & Co., Inc. Common Shareholders:
Income from Continuing Operations	$1.56	$0.48	$3.26	$1.56
Income from Discontinued Operations	—	0.13	—	0.30
Net Income	$1.56	$0.61	$3.26	$1.87
Earnings per Common Share Assuming Dilution Attributable to Merck & Co., Inc. Common Shareholders:
Income from Continuing Operations	$1.55	$0.48	$3.25	$1.56
Income from Discontinued Operations	—	0.13	—	0.30
Net Income	$1.55	$0.61	$3.25	$1.86

MERCK & CO., INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited, $ in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net Income Attributable to Merck & Co., Inc.	$3,944	$1,545	$8,254	$4,724
Other Comprehensive Income Net of Taxes:
Net unrealized gain on derivatives, net of reclassifications	183	10	246	240
Benefit plan net gain and prior service credit, net of amortization	246	1,403	278	1,484
Cumulative translation adjustment	(387)	132	(422)	(167)
	42	1,545	102	1,557
Comprehensive Income Attributable to Merck & Co., Inc.	$3,986	$3,090	$8,356	$6,281
 The accompanying notes are an integral part of these condensed consolidated financial statements.

MERCK & CO., INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited, $ in millions except per share amounts)

	June 30, 2022	December 31, 2021
Assets
Current Assets
Cash and cash equivalents	$9,675	$8,096
Short-term investments	453	—
Accounts receivable (net of allowance for doubtful accounts of $82 in 2022 and $62 in 2021)	9,643	9,230
Inventories (excludes inventories of $2,764 in 2022 and $2,194 in 2021 classified in Other assets - see Note 7)	5,535	5,953
Other current assets	6,810	6,987
Total current assets	32,116	30,266
Investments	238	370
Property, Plant and Equipment, at cost, net of accumulated depreciation of $17,798 in 2022 and $18,192 in 2021	20,059	19,279
Goodwill	21,213	21,264
Other Intangibles, Net	22,497	22,933
Other Assets	10,972	11,582
	$107,095	$105,694
Liabilities and Equity
Current Liabilities
Loans payable and current portion of long-term debt	$2,979	$2,412
Trade accounts payable	3,482	4,609
Accrued and other current liabilities	13,501	13,859
Income taxes payable	1,438	1,224
Dividends payable	1,768	1,768
Total current liabilities	23,168	23,872
Long-Term Debt	28,684	30,690
Deferred Income Taxes	2,974	3,441
Other Noncurrent Liabilities	8,951	9,434
Merck & Co., Inc. Stockholders’ Equity
Common stock, $0.50 par value Authorized - 6,500,000,000 shares Issued - 3,577,103,522 shares in 2022 and 2021	1,788	1,788
Other paid-in capital	44,115	44,238
Retained earnings	58,437	53,696
Accumulated other comprehensive loss	(4,327)	(4,429)
	100,013	95,293
Less treasury stock, at cost: 1,043,894,068 shares in 2022 and 1,049,499,023 shares in 2021	56,770	57,109
Total Merck & Co., Inc. stockholders’ equity	43,243	38,184
Noncontrolling Interests	75	73
Total equity	43,318	38,257
	$107,095	$105,694
The accompanying notes are an integral part of this condensed consolidated financial statement.

MERCK & CO., INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited, $ in millions)

	Six Months Ended June 30,
	2022	2021
Cash Flows from Operating Activities of Continuing Operations
Net income from continuing operations	$8,256	$3,963
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities of continuing operations:
Amortization	1,163	871
Depreciation	895	749
Intangible asset impairment charges	23	—
Loss (income) from investments in equity securities, net	991	(854)
Charge for the acquisition of Pandion Therapeutics, Inc.	—	1,556
Deferred income taxes	(600)	29
Share-based compensation	257	243
Other	776	328
Net changes in assets and liabilities	(2,698)	(3,655)
Net Cash Provided by Operating Activities of Continuing Operations	9,063	3,230
Cash Flows from Investing Activities of Continuing Operations
Capital expenditures	(2,113)	(2,068)
Purchases of securities and other investments	(705)	(1)
Proceeds from sales of securities and other investments	374	386
Acquisition of Pandion Therapeutics, Inc., net of cash acquired	—	(1,554)
Other acquisitions, net of cash acquired	—	(90)
Other	194	16
Net Cash Used in Investing Activities of Continuing Operations	(2,250)	(3,311)
Cash Flows from Financing Activities of Continuing Operations
Net change in short-term borrowings	—	(3,983)
Payments on debt	(1,250)	(1,153)
Distribution from Organon & Co.	—	9,000
Purchases of treasury stock	—	(239)
Dividends paid to stockholders	(3,515)	(3,318)
Proceeds from exercise of stock options	109	51
Other	(207)	(194)
Net Cash (Used in) Provided by Financing Activities of Continuing Operations	(4,863)	164
Cash Flows from Discontinued Operations
Net cash provided by operating activities	—	1,051
Net cash used in investing activities	—	(134)
Net cash used in financing activities	—	(504)
Net Cash Flows Provided by Discontinued Operations	—	413
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	(364)	(19)
Net Increase in Cash, Cash Equivalents and Restricted Cash	1,586	477
Cash, Cash Equivalents and Restricted Cash at Beginning of Year (includes restricted cash of $71 and $103 at January 1, 2022 and 2021, respectively, included in Other current assets)	8,167	8,153
Cash, Cash Equivalents and Restricted Cash at End of Period (includes restricted cash of $78 and $55 at June 30, 2022 and 2021, respectively, included in Other current assets)	$9,753	$8,630
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
Recently Issued Accounting Standards Not Yet Adopted
In March 2020, the FASB issued optional guidance to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting and subsequently issued clarifying amendments. The guidance provides optional expedients and exceptions for accounting for contracts, hedging relationships, and other transactions that reference the London Interbank Offered Rate (LIBOR) or another reference rate expected to be discontinued because of reference rate reform. The optional guidance is effective upon issuance and can be applied on a prospective basis at any time between January 1, 2020 through December 31, 2022. The Company is currently evaluating the impact of adoption on its consolidated financial statements. The Company has evaluated all material contracts that may be affected by LIBOR cessation, including debt-related contracts, leases, business development and licensing arrangements, royalty and other agreements. The Company has amended certain agreements and continues to review any remaining agreements for potential impacts. With regard to debt-related exposures in particular, the Company’s four remaining interest rate swaps linked to LIBOR will mature in September 2022. The Company will transition its LIBOR-based debt to an alternative reference rate upon LIBOR discontinuance. Based on its evaluation thus far, the Company does not anticipate a material impact to its consolidated financial statements as a result of reference rate reform.
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
In June 2022, the FASB issued guidance related to the fair value measurement of an equity security subject to contractual restrictions that prohibit the sale of the equity security. The new guidance also introduces new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The amended guidance is effective for interim and annual periods in 2024 and is to be applied prospectively. Early adoption is permitted for both interim and annual periods. The Company is currently evaluating the impact of adoption on its consolidated financial statements.
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
Also in connection with the spin-off, Merck and Organon entered into a separation and distribution agreement and also entered into various other agreements to effect the spin-off and provide a framework for the relationship between Merck and Organon after the spin-off, including a transition services agreement (TSA), manufacturing and supply agreements (MSAs), trademark license agreements, intellectual property license agreements, an employee matters agreement, a tax matters agreement and certain other commercial agreements. Under the TSA, Merck is providing Organon various services and, similarly, Organon is providing Merck various services. The provision of services under the TSA generally will terminate within 25 months following the spin-off; however, the provision of certain services has been extended to 31 months. Merck and Organon also entered into a series of interim operating agreements pursuant to which in various jurisdictions where Merck held licenses, permits and other rights in connection with marketing, import and/or distribution of Organon products prior to the separation, Merck is continuing to market, import and distribute such products until such time as the relevant licenses and permits are transferred to Organon. Under such interim operating agreements and in accordance with the separation and distribution agreement, Merck is continuing operations in the affected markets on behalf of Organon, with Organon receiving all of the economic benefits and burdens of such activities. Additionally, Merck and Organon entered into a number of MSAs pursuant to which Merck is (a) manufacturing and supplying certain active pharmaceutical ingredients for Organon, (b) manufacturing and supplying certain formulated pharmaceutical products for Organon, and (c) packaging and labeling certain finished pharmaceutical products for Organon. Similarly, Organon and Merck entered into a number of MSAs pursuant to which Organon is (a) manufacturing and supplying certain formulated pharmaceutical products for Merck, and (b) packaging and labeling certain finished pharmaceutical products for Merck. The terms of the MSAs range in initial duration from four years to ten years.
Amounts included in the condensed consolidated statement of income for the above MSAs include sales of $95 million and $194 million and related cost of sales of $103 million and $208 million for the three and six months ended June 30, 2022, respectively. Amounts included in the condensed consolidated statement of income for the TSAs were immaterial for the three and six months ended June 30, 2022. The amounts included in the condensed consolidated statement of income for the MSAs and TSAs in the three and six months ended June 30, 2021 were immaterial.
The amounts due from Organon under all of the above agreements were $649 million and $964 million at June 30, 2022 and December 31, 2021, respectively, and are reflected in Other current assets. The amounts due to Organon under these agreements were $357 million and $400 million at June 30, 2022 and December 31, 2021, respectively, and are included in Accrued and other current liabilities.
The results of the women’s health, biosimilars and established brands businesses (previously included in the Pharmaceutical segment) that were contributed to Organon in the spin-off, as well as interest expense related to the debt issuance in 2021, have been reflected as discontinued operations in the Company’s condensed consolidated statement of income as Income from Discontinued Operations, Net of Taxes and Amounts Attributable to Noncontrolling Interests for periods prior to the spin-off on June 2, 2021. Merck incurred separation costs of $307 million and $556 million for the three and six months ended June 30, 2021, respectively, related to the spin-off of Organon, which are also included in Income from Discontinued Operations, Net of Taxes and Amounts Attributable to Noncontrolling Interests. These costs primarily relate to professional fees for separation activities within finance, tax, legal and information technology functions, as well as investment banking fees.

Notes to Condensed Consolidated Financial Statements (unaudited)
Details of Income from Discontinued Operations, Net of Taxes and Amounts Attributable to Noncontrolling Interests are as follows:

	Three Months Ended June 30,	Six Months Ended June 30,
($ in millions)	2021 (1)
Sales	$1,059	$2,512
Costs, Expenses and Other
Cost of sales	318	789
Selling, general and administrative	431	877
Research and development	50	103
Restructuring costs	—	1
Other (income) expense, net	(23)	(15)
	776	1,755
Income from discontinued operations before taxes	283	757
Income tax benefit	(49)	(12)
Income from discontinued operations, net of taxes	332	769
Less: Income of discontinued operations attributable to noncontrolling interests	—	3
	$332	$766
(1)    Reflects amounts through the June 2, 2021 spin-off date.
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
In July 2022, Merck and Orion Corporation (Orion) announced a global co-development and co-commercialization agreement for Orion’s investigational candidate ODM-208 (MK-5684) and other drugs targeting cytochrome P450 11A1 (CYP11A1), an enzyme important in steroid production. ODM-208 is an oral, non-steroidal inhibitor of CYP11A1 currently being evaluated in a Phase 2 clinical trial for the treatment of patients with metastatic castration-resistant prostate cancer. Merck made an upfront payment to Orion of $290 million, which will be recorded in Research and development expenses in the third quarter of 2022. Orion will be responsible for the manufacture of clinical and commercial supply of ODM-208. In addition, the contract provides both parties with an option to convert the initial co-development and co-commercialization agreement into a global exclusive license to Merck. If the option is exercised, Merck would assume full responsibility for all past development and commercialization expenses associated with the program since inception of the agreement, as well as all future development and commercialization expenses. In addition, Orion would be eligible to receive milestone payments associated with progress in the development and commercialization of ODM-208 as well as tiered double-digit royalties on sales if the product is approved.
Also in July 2022, Merck and Sichuan Kelun-Biotech Biopharmaceutical Co., Ltd. (Kelun-Biotech) closed a license and collaboration agreement in which Merck gained exclusive worldwide rights for the development, manufacture and commercialization of an investigational antibody drug conjugate (ADC) (MK-1200) for the treatment of solid tumors. Under the terms of the agreement, Merck and Kelun-Biotech will collaborate on the early clinical development of the investigational ADC. Merck will make an upfront payment of $35 million, which will be recorded in Research and development expenses in the third quarter of 2022. Kelun-Biotech is also eligible to receive future contingent milestone payments aggregating up to $82 million in developmental milestones, $334 million in regulatory milestones, and $485 million in sales-based milestones. The agreement also provides for Merck to pay tiered royalties ranging from a mid-single-digit rate to a low-double-digit rate on future net sales.
In May 2022, in connection with an existing arrangement, Merck exercised its option to obtain an exclusive license outside of China for the development, manufacture and commercialization of Kelun-Biotech’s trophoblast antigen 2 (TROP2)-targeting ADC programs, including its lead compound, SKB-264 (MK-2870). SKB-264 is currently being evaluated in Phase 2 trials for non-small-cell lung cancer and advanced solid tumors. Under the terms of the agreement, Merck and Kelun-Biotech

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
will collaborate on certain early clinical development plans, including evaluating the potential of SKB-264 as a monotherapy and in combination with Keytruda (pembrolizumab) for advanced solid tumors. Upon option exercise, Merck made a payment of $30 million, which was recorded in Research and development expenses in the second quarter of 2022, and agreed to make additional payments of $30 million upon completion of specified project activities and $25 million upon technology transfer. Merck also agreed to make quarterly payments in 2022 and 2023 aggregating $101 million to fund Kelun-Biotech’s ongoing research and development activities. In addition, Kelun-Biotech is eligible to receive future contingent milestone payments (which includes all program compounds) aggregating up to $90 million in developmental milestones, $290 million in first commercial sale milestones, and $780 million in sales-based milestones. The agreement also provides for Merck to pay tiered royalties ranging from a mid-single-digit rate to a low-double-digit rate on future net sales.
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
As part of Merck’s 2020 acquisition of OncoImmune, Merck obtained MK-7110, a therapeutic candidate that was being evaluated for the treatment of patients hospitalized with COVID-19. In 2021, Merck received feedback from the U.S. Food and Drug Administration (FDA) that additional data would be needed to support a potential Emergency Use Authorization application and therefore the Company did not expect MK-7110 would become available until the first half of 2022. Given this timeline and the technical, clinical and regulatory uncertainties, the availability of a number of medicines for patients hospitalized with COVID-19, and the need to concentrate Merck’s resources on accelerating the development and manufacture of the most viable therapeutics and vaccines, Merck decided to discontinue development of MK-7110 for the treatment of COVID-19. Due to the discontinuation, the Company recorded charges of $37 million and $207 million in the second quarter and first six months of 2021, respectively, which are reflected in Cost of sales and relate to fixed assets and materials written off, as well as the recognition of liabilities for purchase commitments.
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

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
As part of the agreement, Merck made an upfront payment to AstraZeneca and also made payments over a multi-year period for certain license options. In addition, the agreement provides for contingent payments from Merck to AstraZeneca related to the successful achievement of sales-based and regulatory milestones.
In the first quarter of 2022, Merck determined it was probable that sales of Lynparza in the future would trigger a $600 million sales-based milestone payment from Merck to AstraZeneca. Accordingly, Merck recorded a $600 million liability and a corresponding increase to the intangible asset related to Lynparza. Merck also recognized $250 million of cumulative amortization catch-up expense related to the recognition of this milestone in the first quarter of 2022. In the first six months of 2022, Merck made a sales-based milestone payment to AstraZeneca (which had been previously accrued for) of $400 million. As of June 30, 2022, sales-based milestone payments accrued but not yet paid totaled $600 million. Potential future sales-based milestone payments of $2.1 billion have not yet been accrued as they are not deemed by the Company to be probable at this time. In the first six months of 2022, Lynparza received a regulatory approval triggering a capitalized milestone payment of $175 million from Merck to AstraZeneca. Potential future regulatory milestone payments of $1.3 billion remain under the agreement.
The intangible asset balance related to Lynparza (which includes capitalized sales-based and regulatory milestone payments) was $1.5 billion at June 30, 2022 and is included in Other Intangibles, Net. The amount is being amortized over its estimated useful life through 2028 as supported by projected future cash flows, subject to impairment testing.
Summarized financial information related to this collaboration is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2022	2021	2022	2021
Alliance revenue - Lynparza	$275	$248	$541	$475
Alliance revenue - Koselugo	24	8	33	14
Total alliance revenue	$299	$256	$574	$489

Cost of sales (1)	62	42	361	84
Selling, general and administrative	46	43	90	83
Research and development	25	31	51	60

($ in millions)			June 30, 2022	December 31, 2021
Receivables from AstraZeneca included in Other current assets			$300	$271
Payables to AstraZeneca included in Trade accounts payable and Accrued and other current liabilities (2)			12	415
Payables to AstraZeneca included in Other Noncurrent Liabilities (2)			600	—
(1) Represents amortization of capitalized milestone payments. Amount in the first six months of 2022 includes $250 million of cumulative amortization catch-up expense as noted above.
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
Under the agreement, Merck made an upfront payment to Eisai and also made payments over a multi-year period for certain option rights (of which the final $125 million option payment was made in March 2021). In addition, the agreement provides for contingent payments from Merck to Eisai related to the successful achievement of sales-based and regulatory milestones. In the first six months of 2022, Merck made sales-based milestone payments to Eisai (which had been previously accrued for) aggregating $600 million. Potential future sales-based milestone payments of $2.6 billion have not yet been accrued as they are not deemed by the Company to be probable at this time. In the first six months of 2022, Lenvima received a regulatory approval triggering a capitalized milestone payment of $25 million from Merck to Eisai. In July 2022, Merck made

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
an additional $25 million capitalized regulatory approval milestone payment, which was accrued for as of June 30, 2022. There are no regulatory milestone payments remaining under the agreement.
The intangible asset balance related to Lenvima (which includes capitalized sales-based and regulatory milestone payments) was $920 million at June 30, 2022 and is included in Other Intangibles, Net. The amount is being amortized over its estimated useful life through 2026 as supported by projected future cash flows, subject to impairment testing.
Summarized financial information related to this collaboration is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2022	2021	2022	2021
Alliance revenue - Lenvima	$231	$181	$459	$310

Cost of sales (1)	53	47	106	94
Selling, general and administrative	42	31	73	54
Research and development	47	57	104	121

($ in millions)			June 30, 2022	December 31, 2021
Receivables from Eisai included in Other current assets			$247	$200
Payables to Eisai included in Accrued and other current liabilities (2)			25	625
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
The intangible asset balances related to Adempas (which includes the acquired intangible asset balance, as well as capitalized sales-based milestone payments attributed to Adempas) and Verquvo (which reflects the portion of the final sales-based milestone payment that was attributed to Verquvo) were $691 million and $60 million, respectively, at June 30, 2022 and are included in Other Intangibles, Net. The assets are being amortized over their estimated useful lives (through 2027 for Adempas and through 2031 for Verquvo) as supported by projected future cash flows, subject to impairment testing.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
Summarized financial information related to this collaboration is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2022	2021	2022	2021
Alliance revenue - Adempas/Verquvo	$98	$74	$170	$149
Net sales of Adempas recorded by Merck	63	74	124	129
Net sales of Verquvo recorded by Merck	6	1	9	1
Total sales	$167	$149	$303	$279

Cost of sales (1)	54	67	103	275
Selling, general and administrative	42	34	65	51
Research and development	17	13	34	20
($ in millions)			June 30, 2022	December 31, 2021
Receivables from Bayer included in Other current assets			$144	$114
Payables to Bayer included in Accrued and other current liabilities (2)			74	472
(1) Includes amortization of intangible assets. Amount in the first six months of 2021 includes $153 million of cumulative amortization catch-up expense. In addition, cost of sales includes Bayer’s share of profits from sales in Merck’s marketing territories.
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
Lagevrio has received multiple authorizations or approvals worldwide and Merck has entered into advance purchase and supply agreements for Lagevrio in nearly 40 markets. As of June 30, 2022, the Company has 1.1 million remaining courses to be supplied under these agreements.
Summarized financial information related to this collaboration is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2022	2021	2022	2021
Lagevrio sales	$1,177	$—	$4,424	$—

Cost of sales (1)	622	6	2,338	52
Selling, general and administrative	30	4	65	7
Research and development	15	68	21	110

($ in millions)			June 30, 2022	December 31, 2021
Payables to Ridgeback included in Accrued and other current liabilities (2)			$683	$283
(1) Includes royalty expense and amortization of capitalized milestone payments.
(2) Includes accrued royalty and milestone payments.
Bristol Myers Squibb
Reblozyl (luspatercept-aamt) is a first-in-class erythroid maturation recombinant fusion protein obtained as part of Merck’s November 2021 acquisition of Acceleron Pharma Inc. that is being developed and commercialized through a global collaboration with Bristol Myers Squibb (BMS). Reblozyl is approved in the U.S., Europe, Canada and Australia for the treatment of anemia in certain rare blood disorders and is also being evaluated for additional indications for hematology therapies. BMS is the principal on sales transactions for Reblozyl; however, Merck co-promotes Reblozyl (and will co-promote

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
all future products approved under this collaboration) in North America, which is reimbursed by BMS. Merck receives a 20% sales royalty from BMS which could increase to a maximum of 24% based on sales levels. This royalty will be reduced by 50% upon the earlier of patent expiry or generic entry on an indication-by-indication basis in each market. Additionally, Merck is eligible to receive future contingent sales-based milestone payments of up to $80 million. Merck recorded alliance revenue of $33 million (consisting of royalties) within Sales in the second quarter of 2022 related to this collaboration. Merck recorded alliance revenue of $86 million in the first six months of 2022, which includes royalties of $66 million, as well as the receipt of a regulatory approval milestone payment of $20 million.
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
The Company recorded total pretax costs of $258 million and $128 million in the second quarter of 2022 and 2021, respectively, and $384 million and $462 million for the first six months of 2022 and 2021, respectively, related to restructuring program activities. Since inception of the Restructuring Program through June 30, 2022, Merck has recorded total pretax accumulated costs of approximately $3.0 billion. For the full year of 2022, the Company expects to record charges of approximately $550 million related to the Restructuring Program. For segment reporting, restructuring charges are unallocated expenses.
The following tables summarize the charges related to restructuring program activities by type of cost:

	Three Months Ended June 30, 2022				Six Months Ended June 30, 2022
($ in millions)	Separation Costs	Accelerated Depreciation	Other	Total	Separation Costs	Accelerated Depreciation	Other	Total
Cost of sales	$—	$17	$50	$67	$—	$35	$78	$113
Selling, general and administrative	—	8	19	27	—	12	36	48
Research and development	—	22	—	22	—	29	—	29
Restructuring costs	106	—	36	142	132	—	62	194
	$106	$47	$105	$258	$132	$76	$176	$384

	Three Months Ended June 30, 2021				Six Months Ended June 30, 2021
($ in millions)	Separation Costs	Accelerated Depreciation	Other	Total	Separation Costs	Accelerated Depreciation	Other	Total
Cost of sales	$—	$11	$27	$38	$—	$21	$44	$65
Selling, general and administrative	—	2	—	2	—	4	—	4
Research and development	—	6	—	6	—	13	—	13
Restructuring costs	64	—	18	82	293	—	87	380
	$64	$19	$45	$128	$293	$38	$131	$462
Separation costs are associated with actual headcount reductions, as well as those headcount reductions which were probable and could be reasonably estimated.
Accelerated depreciation costs primarily relate to manufacturing, research and administrative facilities and equipment to be sold or closed as part of the program. Accelerated depreciation costs represent the difference between the depreciation expense to be recognized over the revised useful life of the asset, based upon the anticipated date the site will be closed or divested or the equipment disposed of, and depreciation expense as determined utilizing the useful life prior to the restructuring actions. All the sites have and will continue to operate up through the respective closure dates and, since future undiscounted cash flows are sufficient to recover the respective book values, Merck is recording accelerated depreciation over the revised useful life of the site assets. Anticipated site closure dates, particularly related to manufacturing locations, have been and may continue to be adjusted to reflect changes resulting from regulatory or other factors.
Other activity in 2022 and 2021 includes asset abandonment, facility shut-down and other related costs, as well as pretax gains and losses resulting from the sales of facilities and related assets. Additionally, other activity includes certain employee-related costs associated with pension and other postretirement benefit plans (see Note 10) and share-based compensation.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
The following table summarizes the charges and spending relating to restructuring program activities for the six months ended June 30, 2022:

($ in millions)	Separation Costs	Accelerated Depreciation	Other	Total
Restructuring reserves January 1, 2022	$596	$—	$41	$637
Expense	132	76	176	384
(Payments) receipts, net	(167)	—	(280)	(447)
Non-cash activity	—	(76)	90	14
Restructuring reserves June 30, 2022 (1)	$561	$—	$27	$588
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

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
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
The effects of the Company’s net investment hedges on OCI and the Consolidated Statement of Income are shown below:

	Amount of Pretax (Gain) Loss Recognized in Other Comprehensive Income (1)				Amount of Pretax (Gain) Loss Recognized in Other (income) expense, net for Amounts Excluded from Effectiveness Testing
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2022	2021	2022	2021	2022	2021	2022	2021
Net Investment Hedging Relationships
Foreign exchange contracts	$(31)	$(3)	$(46)	$(28)	$(1)	$(4)	$(2)	$(8)
Euro-denominated notes	(128)	45	(181)	(122)	—	—	—	—
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
In February 2022, five interest rate swaps with a total notional amount of $1.25 billion matured. These swaps effectively converted the Company’s $1.25 billion, 2.35% fixed-rate notes due 2022 to variable rate debt. At June 30, 2022, the Company was a party to four pay-floating, receive-fixed interest rate swap contracts designated as fair value hedges of fixed-rate notes in which the notional amounts match the amount of the hedged fixed-rate notes as detailed in the table below.

	June 30, 2022
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

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
The table below presents the location of amounts recorded on the Condensed Consolidated Balance Sheet related to cumulative basis adjustments for fair value hedges:

	Carrying Amount of Hedged Liabilities		Cumulative Amount of Fair Value Hedging Adjustment Increase (Decrease) Included in the Carrying Amount
($ in millions)	June 30, 2022	December 31, 2021	June 30, 2022	December 31, 2021
Balance Sheet Line Item in which Hedged Item is Included
Loans payable and current portion of long-term debt	$999	$2,263	$(1)	$13
Presented in the table below is the fair value of derivatives on a gross basis segregated between those derivatives that are designated as hedging instruments and those that are not designated as hedging instruments:

		June 30, 2022			December 31, 2021
		Fair Value of Derivative		U.S. Dollar Notional	Fair Value of Derivative		U.S. Dollar Notional
($ in millions)		Asset	Liability		Asset	Liability
Derivatives Designated as Hedging Instruments	Balance Sheet Caption
Interest rate swap contracts	Other current assets	$1	$—	$1,000	$14	$—	$2,250
Foreign exchange contracts	Other current assets	467	—	6,751	271	—	6,778
Foreign exchange contracts	Other Assets	57	—	1,334	43	—	1,551
Foreign exchange contracts	Accrued and other current liabilities	—	2	510	—	24	1,623
Foreign exchange contracts	Other Noncurrent Liabilities	—	1	126	—	1	43
		$525	$3	$9,721	$328	$25	$12,245
Derivatives Not Designated as Hedging Instruments	Balance Sheet Caption
Foreign exchange contracts	Other current assets	$407	$—	$10,931	$221	$—	$10,073
Foreign exchange contracts	Accrued and other current liabilities	—	131	7,074	—	96	10,640
		$407	$131	$18,005	$221	$96	$20,713
		$932	$134	$27,726	$549	$121	$32,958
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

	June 30, 2022		December 31, 2021
($ in millions)	Asset	Liability	Asset	Liability
Gross amounts recognized in the condensed consolidated balance sheet	$932	$134	$549	$121
Gross amounts subject to offset in master netting arrangements not offset in the condensed consolidated balance sheet	(123)	(123)	(110)	(110)
Cash collateral received	(527)	—	(164)	—
Net amounts	$282	$11	$275	$11

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
The table below provides information regarding the location and amount of pretax gains and losses of derivatives designated in fair value or cash flow hedging relationships:

	Three Months Ended June 30,						Six Months Ended June 30,
($ in millions)	2022	2021	2022	2021	2022	2021	2022	2021	2022	2021	2022	2021
Financial Statement Line Items in which Effects of Fair Value or Cash Flow Hedges are Recorded	Sales		Other (income) expense, net (1)		Other comprehensive income (loss)		Sales		Other (income) expense, net (1)		Other comprehensive income (loss)
	$14,593	$11,402	$438	$(103)	$42	$1,545	$30,494	$22,029	$1,148	$(558)	$102	$1,557
(Gain) loss on fair value hedging relationships
Interest rate swap contracts
Hedged items	—	—	(4)	(9)	—	—	—	—	(14)	(19)	—	—
Derivatives designated as hedging instruments	—	—	1	(1)	—	—	—	—	4	—	—	—
Impact of cash flow hedging relationships
Foreign exchange contracts
Amount of gain (loss) recognized in OCI on derivatives	—	—	—	—	403	(58)	—	—	—	—	551	121
Increase (decrease) in Sales as a result of AOCL reclassifications	172	(71)	—	—	(172)	71	239	(183)	—	—	(239)	183
Interest rate contracts
Amount of gain recognized in Other (income) expense, net on derivatives	—	—	—	—	—	—	—	—	(1)	(1)	—	—
Amount of loss recognized in OCI on derivatives	—	—	—	—	—	—	—	—	—	—	(1)	(1)
(1) Interest expense is a component of Other (income) expense, net.
The table below provides information regarding the income statement effects of derivatives not designated as hedging instruments:

		Amount of Derivative Pretax (Gain) Loss Recognized in Income
		Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)		2022	2021	2022	2021
Derivatives Not Designated as Hedging Instruments	Income Statement Caption
Foreign exchange contracts (1)	Other (income) expense, net	$(64)	$167	$(36)	$217
Foreign exchange contracts (2)	Sales	(36)	14	(38)	10
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
At June 30, 2022, the Company estimates $463 million of pretax net unrealized gains on derivatives maturing within the next 12 months that hedge foreign currency denominated sales over that same period will be reclassified from AOCL to Sales. The amount ultimately reclassified to Sales may differ as foreign exchange rates change. Realized gains and losses are ultimately determined by actual exchange rates at maturity.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
Investments in Debt and Equity Securities
Information on investments in debt and equity securities is as follows:

	June 30, 2022				December 31, 2021
	Amortized Cost	Gross Unrealized		Fair Value	Amortized Cost	Gross Unrealized		Fair Value
($ in millions)		Gains	Losses			Gains	Losses
Commercial paper	$334	$—	$—	$334	$—	$—	$—	$—
U.S. government and agency securities	72	—	—	72	80	—	—	80
Corporate notes and bonds	4	—	—	4	4	—	—	4
Foreign government bonds	2	—	—	2	2	—	—	2
Total debt securities	$412	$—	$—	$412	$86	$—	$—	$86
Publicly traded equity securities (1)				1,530				1,647
Total debt and publicly traded equity securities				$1,942				$1,733
(1) Unrealized net (gains) losses of $(25) million and $194 million were recorded in Other (income) expense, net in the second quarter and first six months of 2022, respectively, on equity securities still held at June 30, 2022. Unrealized net losses of $18 million and $199 million were recorded in Other (income) expense, net in the second quarter and first six months of 2021, respectively, on equity securities still held at June 30, 2021.
At June 30, 2022 and June 30, 2021, the Company also had $671 million and $694 million, respectively, of equity investments without readily determinable fair values included in Other Assets. The Company records unrealized gains on these equity investments based on favorable observable price changes from transactions involving similar investments of the same investee and records unrealized losses based on unfavorable observable price changes, which are included in Other (income) expense, net. During the first six months of 2022, the Company recorded unrealized gains of $20 million and unrealized net losses of $1 million related to certain of these equity investments still held at June 30, 2022. During the first six months of 2021, the Company recorded unrealized gains of $75 million and unrealized losses of $1 million related to certain of these investments still held at June 30, 2021. Cumulative unrealized gains and cumulative unrealized losses based on observable price changes for investments in equity investments without readily determinable fair values still held at June 30, 2022 were $254 million and $8 million, respectively.
At June 30, 2022 and June 30, 2021, the Company also had $805 million and $1.0 billion, respectively, recorded in Other Assets for equity securities held through ownership interests in investment funds. Losses (gains) recorded in Other (income) expense, net relating to these investment funds were $302 million and $(238) million for the second quarter of 2022 and 2021, respectively, and were $811 million and $(502) million for the first six months of 2022 and 2021, respectively.
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

	Fair Value Measurements Using				Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
($ in millions)	June 30, 2022				December 31, 2021
Assets
Investments
Commercial paper	$—	$334	$—	$334	$—	$—	$—	$—
Foreign government bonds	—	2	—	2	—	2	—	2
Publicly traded equity securities	355	—	—	355	368	—	—	368
	355	336	—	691	368	2	—	370
Other assets (1)
U.S. government and agency securities	72	—	—	72	80	—	—	80
Corporate notes and bonds	4	—	—	4	4	—	—	4
Publicly traded equity securities	1,175	—	—	1,175	1,279	—	—	1,279
	1,251	—	—	1,251	1,363	—	—	1,363
Derivative assets (2)
Forward exchange contracts	—	576	—	576	—	351	—	351
Purchased currency options	—	355	—	355	—	184	—	184
Interest rate swaps	—	1	—	1	—	14	—	14
	—	932	—	932	—	549	—	549
Total assets	$1,606	$1,268	$—	$2,874	$1,731	$551	$—	$2,282
Liabilities
Other liabilities
Contingent consideration	$—	$—	$542	$542	$—	$—	$777	$777
Derivative liabilities (2)
Forward exchange contracts	—	133	—	133	—	120	—	120
Written currency options	—	1	—	1	—	1	—	1
	—	134	—	134	—	121	—	121
Total liabilities	$—	$134	$542	$676	$—	$121	$777	$898
(1) Investments included in other assets are restricted as to use, including for the payment of benefits under employee benefit plans.
(2)    The fair value determination of derivatives includes the impact of the credit risk of counterparties to the derivatives and the Company’s own credit risk, the effects of which were not significant.
As of June 30, 2022 and December 31, 2021, Cash and cash equivalents included $8.6 billion and $6.8 billion of cash equivalents, respectively (which would be considered Level 2 in the fair value hierarchy).
Contingent Consideration
Summarized information about the changes in the fair value of liabilities for contingent consideration associated with business combinations is as follows:

($ in millions)	2022	2021
Fair value January 1	$777	$841
Changes in estimated fair value (1)	(114)	50
Payments	(119)	—
Other	(2)	(12)
Fair value June 30 (2)	$542	$879
(1) Recorded in Cost of sales, Research and development expenses, and Other (income) expense, net. Includes cumulative translation adjustments.
(2) At June 30, 2022, $402 million of the liabilities relate to the 2016 termination of the Sanofi Pasteur MSD joint venture. As part of the termination, Merck recorded a liability for contingent future royalty payments of 11.5% on net sales of all Merck products that were previously sold by the joint venture through December 31, 2024. The fair value of this liability is determined utilizing the estimated amount and timing of projected cash flows using a risk-adjusted discount rate to present value the cash flows. As part of the Company’s routine assessment, the discount rate was reduced from 8% to 6% during the second quarter of 2022, which resulted in an immaterial increase to the liability. Balance at June 30, 2022 includes $131 million recorded as a current liability for amounts expected to be paid within the next 12 months.
The payments of contingent consideration in 2022 relate to the Sanofi Pasteur MSD liabilities described above.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
Other Fair Value Measurements
Some of the Company’s financial instruments, such as cash and cash equivalents, receivables and payables, are reflected in the balance sheet at carrying value, which approximates fair value due to their short-term nature.
The estimated fair value of loans payable and long-term debt (including current portion) at June 30, 2022, was $29.0 billion compared with a carrying value of $31.7 billion and at December 31, 2021, was $35.7 billion compared with a carrying value of $33.1 billion. Fair value was estimated using recent observable market prices and would be considered Level 2 in the fair value hierarchy.
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
The Company has accounts receivable factoring agreements with financial institutions in certain countries to sell accounts receivable. The Company factored $1.9 billion and $2.8 billion of accounts receivable as of June 30, 2022 and December 31, 2021, respectively, under these factoring arrangements, which reduced outstanding accounts receivable. The cash received from the financial institutions is reported within operating activities in the Condensed Consolidated Statement of Cash Flows. In certain of these factoring arrangements, for ease of administration, the Company will collect customer payments related to the factored receivables, which it then remits to the financial institutions. As of June 30, 2022 and December 31, 2021, the Company had collected $28 million and $62 million, respectively, on behalf of the financial institutions, which is reflected as restricted cash in Other current assets and the related obligation to remit the cash within Accrued and other current liabilities. The Company remitted the cash to the financial institutions in July 2022 and January 2022, respectively. The net cash flows relating to these collections are reported as financing activities in the Condensed Consolidated Statement of Cash Flows. The cost of factoring such accounts receivable was de minimis.
Derivative financial instruments are executed under International Swaps and Derivatives Association master agreements. The master agreements with several of the Company’s financial institution counterparties also include credit support annexes. These annexes contain provisions that require collateral to be exchanged depending on the value of the derivative assets and liabilities, the Company’s credit rating, and the credit rating of the counterparty. Cash collateral received by the Company from various counterparties was $527 million and $164 million at June 30, 2022 and December 31, 2021, respectively. The obligation to return such collateral is recorded in Accrued and other current liabilities.
7.    Inventories
Inventories consisted of:

($ in millions)	June 30, 2022	December 31, 2021
Finished goods	$1,680	$1,747
Raw materials and work in process	6,542	6,220
Supplies	217	196
Total (approximates current cost)	8,439	8,163
Decrease to LIFO cost	(140)	(16)
	$8,299	$8,147
Recognized as:
Inventories	$5,535	$5,953
Other assets	2,764	2,194
Amounts recognized as Other Assets are comprised almost entirely of raw materials and work in process inventories. At June 30, 2022 and December 31, 2021, these amounts included $2.4 billion and $1.9 billion, respectively, of inventories not

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
expected to be sold within one year. In addition, these amounts included $366 million and $256 million at June 30, 2022 and December 31, 2021, respectively, of inventories produced in preparation for product launches.
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
Product Liability Litigation
Fosamax
As previously disclosed, Merck is a defendant in product liability lawsuits in the U.S. involving Fosamax (alendronate sodium) (Fosamax Litigation). As of June 30, 2022, approximately 3,450 cases are pending against Merck in either a federal multidistrict litigation (Femur Fracture MDL) or state court. Plaintiffs in the vast majority of these cases generally allege that they sustained femur fractures and/or other bone injuries (Femur Fractures) in association with the use of Fosamax.
In March 2014, the Femur Fracture MDL court dismissed with prejudice approximately 650 cases on preemption grounds. Plaintiffs in approximately 515 of those cases appealed that decision to the U.S. Court of Appeals for the Third Circuit (Third Circuit). In March 2017, the Third Circuit issued a decision reversing the Femur Fracture MDL court’s preemption ruling and remanding the appealed cases back to the Femur Fracture MDL court. In May 2019, the U.S. Supreme Court decided that the Third Circuit had incorrectly concluded that the issue of preemption should be resolved by a jury, and accordingly vacated the judgment of the Third Circuit and remanded the proceedings back to the Third Circuit to address the issue in a manner consistent with the Supreme Court’s opinion. In November 2019, the Third Circuit remanded the cases back to the District Court in order to allow that court to determine in the first instance whether the plaintiffs’ state law claims are preempted by federal law under the standards described by the Supreme Court in its opinion. On March 23, 2022, the District Court granted Merck’s motion and ruled that plaintiffs’ failure to warn claims are preempted as a matter of law to the extent they assert that Merck should have added a warning or precaution regarding atypical femur fractures prior to September 2010. Plaintiffs have indicated that they do not intend to move forward with any other claims at this point and intend to appeal the District Court’s preemption ruling to the Third Circuit.
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
Most claims were filed in multidistrict litigation before the U.S. District Court for the Southern District of California (MDL). On March 9, 2021, the MDL Court issued an omnibus order granting defendants’ summary judgment motions based on preemption and failure to establish general causation, as well as granting defendants’ motions to exclude plaintiffs’ expert

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
witnesses. The plaintiffs appealed that order. Since that time, more than half of these claims have been dismissed with prejudice as to Merck, and on October 5, 2021, the U.S. Court of Appeals for the Ninth Circuit dismissed the appeal as to Merck and two of its codefendants. The MDL Court’s judgment is now final and no longer appealable with respect to remaining claims.
Outside of the MDL, the majority of claims were filed in coordinated proceedings before the Superior Court of California, County of Los Angeles (California State Court). On April 6, 2021, the court in California issued an omnibus order granting defendants’ summary judgment motions and also granting defendants’ motions to exclude plaintiffs’ expert witnesses. On May 31, 2022, the court entered judgment in favor of Merck as to all of the claims pending against Merck in that jurisdiction.
As of June 30, 2022, six product users have claims pending against Merck in state courts other than California, including Illinois. In June 2017, the Illinois trial court denied Merck’s motion for summary judgment based on federal preemption. Merck appealed, and the Illinois appellate court affirmed in December 2018. Merck filed a petition for leave to appeal to the Illinois Supreme Court in February 2019. In April 2019, the Illinois Supreme Court stayed consideration of the pending petition to appeal until the U.S. Supreme Court issued its opinion in Merck Sharp & Dohme Corp. v. Albrecht (relating to the Fosamax matter discussed above). Merck filed the opinion in Albrecht with the Illinois Supreme Court in June 2019. The petition for leave to appeal was decided in September 2019, in which the Illinois Supreme Court directed the intermediate appellate court to reconsider its earlier ruling. The Illinois Appellate Court issued a favorable decision concluding, consistent with Albrecht, that preemption presents a legal question to be resolved by the court. In May 2020, the Illinois Appellate Court issued a mandate to the state trial court, which, as of June 30, 2022, had not scheduled a case management conference or otherwise taken action.
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
Commercial and Other Litigation
Zetia Antitrust Litigation
As previously disclosed, Merck, MSD, Schering Corporation, Schering-Plough Corporation, and MSP Singapore Company LLC (collectively, the Merck Defendants) are defendants in putative class action and opt-out lawsuits filed in 2018 on behalf of direct and indirect purchasers of Zetia (ezetimibe) alleging violations of federal and state antitrust laws, as well as other state statutory and common law causes of action. The cases have been consolidated for pretrial purposes in a federal multidistrict litigation (MDL) before Judge Rebecca Beach Smith in the Eastern District of Virginia.
In November 2019, the direct purchaser plaintiffs and the indirect purchaser plaintiffs filed motions for class certification. In August 2020, the district court granted in part the direct purchasers’ motion for class certification and certified a class of 35 direct purchasers. In August 2021, the Fourth Circuit vacated the district court’s class certification order and remanded for further proceedings consistent with the court’s ruling. In September 2021, the direct purchaser plaintiffs filed a renewed motion for class certification. On January 25, 2022, the magistrate judge recommended that the district court deny the motion for class certification. On February 8, 2022, the direct purchaser plaintiffs filed objections to the recommendation. On April 13, 2022, the district court denied the direct purchaser plaintiffs’ renewed motion for class certification. In August 2021, the district court granted certification of a class of indirect purchasers.
In 2020 and 2021, United Healthcare Services, Inc., Humana Inc., Centene Corporation and others, and Kaiser Foundation Health Plan, Inc. (collectively, the insurer plaintiffs), each filed a lawsuit in a jurisdiction outside of the Eastern District of Virginia against the Merck Defendants and others, making similar allegations as those made in the Zetia MDL, as well as additional allegations about Vytorin. These cases have been transferred to the Eastern District of Virginia to proceed with the Zetia MDL.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
On February 9, 2022, the insurer plaintiffs filed amended complaints. On March 2, 2022, the Merck Defendants, jointly with other defendants, moved to dismiss certain aspects of the insurer plaintiffs’ complaints, including any claims for Vytorin damages.
In April 2022, the direct purchaser plaintiffs moved for an order setting a deadline for direct purchasers of Zetia not currently parties to the case to file cases against defendants in order for those cases to be coordinated for trial with the existing direct purchaser plaintiffs and other MDL plaintiff groups. The court granted that motion, setting a deadline of June 30, 2022 for unnamed direct purchasers to file claims. On June 30, 2022, 23 new entities, many related, brought new complaints against defendants or otherwise sought to intervene. Defendants’ summary judgment motions, filed in August 2020, are still pending. The court has scheduled trial for all plaintiffs other than the insurer plaintiffs for April 2023.
Rotavirus Vaccines Antitrust Litigation
As previously disclosed, MSD is a defendant in putative class action lawsuits filed in 2018 on behalf of direct purchasers of RotaTeq (Rotavirus Vaccine, Live, Oral, Pentavalent), alleging violations of federal antitrust laws. The cases were consolidated in the Eastern District of Pennsylvania. In January 2019, the court denied MSD’s motions to compel arbitration and to dismiss the consolidated complaint. In February 2019, MSD appealed the court’s order on arbitration to the Third Circuit. In October 2019, the Third Circuit vacated the district court’s order and remanded for limited discovery on the issue of arbitrability. On July 6, 2020, MSD filed a renewed motion to compel arbitration, and plaintiffs filed a cross motion for summary judgment as to arbitrability. On November 20, 2020, the district court denied MSD’s motion and granted plaintiffs’ motion. On December 4, 2020, MSD filed a notice of appeal to the Third Circuit. On March 21, 2022, the Third Circuit reversed the order of the district court and remanded with the instruction that the court grant MSD’s motion to compel arbitration. On April 4, 2022, plaintiffs filed a petition for panel rehearing or rehearing en banc, and on May 25, 2022, the Third Circuit denied the petition. On July 1, 2022, the district court stayed the case in favor of arbitration of plaintiffs’ claims.
Bravecto Litigation
As previously disclosed, in January 2020, the Company was served with a complaint in the U.S. District Court for the District of New Jersey. Following motion practice, the plaintiffs filed a second amended complaint on July 1, 2021, seeking to certify a nationwide class action of purchasers or users of Bravecto (fluralaner) products in the U.S. or its territories between May 1, 2014 and July 1, 2021. Plaintiffs contend Bravecto causes neurological events in dogs and cats and alleges violations of the New Jersey Consumer Fraud Act, breach of warranty, product liability, and related theories. The Company moved to dismiss or, alternatively, to strike the class allegations from the second amended complaint, and that motion is pending. A similar case was filed in Quebec, Canada in May 2019. The Superior Court certified a class of dog owners in Quebec who gave Bravecto Chew to their dogs between February 16, 2017 and November 2, 2018 whose dogs experienced one of the conditions in the post-marketing adverse reactions section of the labeling approved on November 2, 2018. The Company and plaintiffs each appealed the class certification decision. The Court of Appeal of Quebec heard the appeal on February 7, 2022 and issued a decision on April 25, 2022 allowing both parties’ appeals in part. The Company sought leave to appeal to the Supreme Court of Canada.
340B Program Litigation
Merck has filed a complaint in the U.S. District Court for the District of Columbia to challenge the letter Merck received from the Health Resources and Services Administration (HRSA) in May 2022 regarding Merck’s 340B Program integrity initiative. HRSA’s letter to Merck asserts that Merck is in violation of the 340B statute. HRSA further claims that continued failure to provide the 340B price to covered entities using contract pharmacies may result in civil monetary penalties for each instance of alleged overcharging, in addition to repayment for any instance of overcharging. The letter is very similar to letters HRSA has sent to other manufacturers, which letters have been held to be unlawful by multiple federal courts. Merck disagrees with HRSA’s assertion. Merck remains committed to the 340B Program and to providing 340B discounts to eligible covered entities. Merck’s 340B Program integrity initiative is consistent with the requirements of the 340B statute and is intended to ensure the integrity and sustainability of the 340B statute by reducing prohibited duplicate discounts and diversion and putting patients back at the center of the program. Merck continues to offer all of the Company’s covered outpatient drugs to all 340B covered entities for purchase at or below the 340B ceiling price.
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

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
could result in significantly shortened periods of exclusivity for these products and, with respect to products acquired through acquisitions accounted for as business combinations, potentially significant intangible asset impairment charges.
Bridion — As previously disclosed, between January and November 2020, the Company received multiple Paragraph IV Certification Letters under the Hatch-Waxman Act notifying the Company that generic drug companies have filed applications to the FDA seeking pre-patent expiry approval to sell generic versions of Bridion (sugammadex) Injection. In March, April and December 2020, the Company filed patent infringement lawsuits in the U.S. District Courts for the District of New Jersey and the Northern District of West Virginia against those generic companies. All actions in the District of New Jersey have been consolidated. These lawsuits, which assert one or more patents covering sugammadex and methods of using sugammadex, automatically stay FDA approval of the generic applications until June 2023 or until adverse court decisions, if any, whichever may occur earlier. The West Virginia action remains stayed. The U.S. District Court for the District of New Jersey has set a bench trial in this matter beginning on October 12, 2022.
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
In total, the Company has settled with 22 generic companies providing that these generic companies can bring their generic versions of Januvia and Janumet to the market in May 2026 or earlier under certain circumstances, and their generic versions of Janumet XR to the market in July 2026 or earlier under certain circumstances.
Additionally, in 2019, Mylan filed a petition for Inter Partes Review (IPR) at the U.S. Patent and Trademark Office (USPTO) seeking invalidity of some, but not all, of the claims of the 2027 salt/polymorph patent. The USPTO instituted IPR proceedings in May 2020, finding a reasonable likelihood that the challenged claims are not valid. A trial was held in February 2021 and a final decision was rendered in May 2021, holding that all of the challenged claims were not invalid. Mylan has appealed the USPTO’s decision to the U.S. Court of Appeals for the Federal Circuit, and a hearing was held on August 2, 2022.
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

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
Generic companies have sought revocation of the Supplementary Protection Certificate (SPC) for Janumet in the following European countries: Austria, Bulgaria, Czech Republic, Estonia, Finland, France, Hungary, Italy, Portugal, Romania, Slovakia, Slovenia, and Sweden. If the generic companies are successful, Janumet could lose market exclusivity in these countries at the same time as the expiry of Januvia pediatric market exclusivity in September 2022. In February 2022, a Finnish court referred certain questions to the European Court of Justice that could determine the validity of the Janumet SPCs in Europe. In June 2021, a German court decided that the SPC for Janumet is invalid, which decision the Company has appealed. The validity of the Janumet SPC was upheld in the Czech Republic in March 2022 in a first instance decision, which has been appealed. In June 2022, a Romanian court decided that the SPC for Janumet was invalid in a first instance decision.
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
Legal Defense Reserves
Legal defense costs expected to be incurred in connection with a loss contingency are accrued when probable and reasonably estimable. Some of the significant factors considered in the review of these legal defense reserves are as follows: the actual costs incurred by the Company; the development of the Company’s legal defense strategy and structure in light of the scope of its litigation; the number of cases being brought against the Company; the costs and outcomes of completed trials and the most current information regarding anticipated timing, progression, and related costs of pre-trial activities and trials in the associated litigation. The amount of legal defense reserves as of June 30, 2022 and December 31, 2021 of approximately $235 million and $230 million, respectively, represents the Company’s best estimate of the minimum amount of defense costs to be incurred in connection with its outstanding litigation; however, events such as additional trials and other events that could arise in the course of its litigation could affect the ultimate amount of legal defense costs to be incurred by the Company. The Company will continue to monitor its legal defense costs and review the adequacy of the associated reserves and may determine to increase the reserves at any time in the future if, based upon the factors set forth, it believes it would be appropriate to do so.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
9.    Equity

	Three Months Ended June 30,
	Common Stock		Other Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Non- controlling Interests	Total
($ and shares in millions except per share amounts)	Shares	Par Value				Shares	Cost
Balance at April 1, 2021	3,577	$1,788	$39,613	$48,888	$(6,622)	1,046	$(56,722)	$94	$27,039
Net income attributable to Merck & Co., Inc.	—	—	—	1,545	—	—	—	—	1,545
Other comprehensive income, net of taxes	—	—	—	—	1,545	—	—	—	1,545
Cash dividends declared on common stock ($0.65 per share)	—	—	—	(1,656)	—	—	—	—	(1,656)
Treasury stock shares purchased	—	—	—	—	—	3	(239)	—	(239)
Spin-off of Organon & Co.	—	—	4,643	—	449	—	—	(1)	5,091
Share-based compensation plans and other	—	—	(217)	—	—	(5)	279	—	62
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	1	1
Balance at June 30, 2021	3,577	$1,788	$44,039	$48,777	$(4,628)	1,044	$(56,682)	$94	$33,388
Balance at April 1, 2022	3,577	$1,788	$44,275	$56,252	$(4,369)	1,049	$(57,063)	$70	$40,953
Net income attributable to Merck & Co., Inc.	—	—	—	3,944	—	—	—	—	3,944
Other comprehensive income, net of taxes	—	—	—	—	42	—	—	—	42
Cash dividends declared on common stock ($0.69 per share)	—	—	—	(1,759)	—	—	—	—	(1,759)
Share-based compensation plans and other	—	—	(160)	—	—	(5)	293	—	133
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	5	5
Balance at June 30, 2022	3,577	$1,788	$44,115	$58,437	$(4,327)	1,044	$(56,770)	$75	$43,318

	Six Months Ended June 30,
	Common Stock		Other Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Non- controlling Interests	Total
($ and shares in millions except per share amounts)	Shares	Par Value				Shares	Cost
Balance at January 1, 2021	3,577	$1,788	$39,588	$47,362	$(6,634)	1,047	$(56,787)	$87	$25,404
Net income attributable to Merck & Co., Inc.	—	—	—	4,724	—	—	—	—	4,724
Other comprehensive income, net of taxes	—	—	—	—	1,557	—	—	—	1,557
Cash dividends declared on common stock ($1.30 per share)	—	—	—	(3,309)	—	—	—	—	(3,309)
Treasury stock shares purchased	—	—	—	—	—	3	(239)	—	(239)
Spin-off of Organon & Co.	—	—	4,643	—	449	—	—	(1)	5,091
Share-based compensation plans and other	—	—	(192)	—	—	(6)	344	—	152
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	8	8
Balance at June 30, 2021	3,577	$1,788	$44,039	$48,777	$(4,628)	1,044	$(56,682)	$94	$33,388
Balance at January 1, 2022	3,577	$1,788	$44,238	$53,696	$(4,429)	1,049	$(57,109)	$73	$38,257
Net income attributable to Merck & Co., Inc.	—	—	—	8,254	—	—	—	—	8,254
Other comprehensive income, net of taxes	—	—	—	—	102	—	—	—	102
Cash dividends declared on common stock ($1.38 per share)	—	—	—	(3,513)	—	—	—	—	(3,513)
Share-based compensation plans and other	—	—	(123)	—	—	(5)	339	—	216
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	2	2
Balance at June 30, 2022	3,577	$1,788	$44,115	$58,437	$(4,327)	1,044	$(56,770)	$75	$43,318

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
10.    Pension and Other Postretirement Benefit Plans
The Company has defined benefit pension plans covering eligible employees in the U.S. and in certain of its international subsidiaries. The net periodic benefit cost of such plans (including certain costs reported as part of discontinued operations in the first six months of 2021) consisted of the following components:

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
($ in millions)	U.S.	International	U.S.	International	U.S.	International	U.S.	International
Service cost	$99	$72	$98	$87	$198	$147	$198	$179
Interest cost	103	37	106	30	206	75	202	59
Expected return on plan assets	(197)	(98)	(191)	(104)	(393)	(199)	(379)	(209)
Amortization of unrecognized prior service credit	(8)	(3)	(11)	(4)	(16)	(7)	(20)	(9)
Net loss amortization	56	25	58	38	112	50	142	78
Termination benefits	1	—	52	2	1	—	53	3
Curtailments	4	—	9	(27)	8	—	16	(27)
Settlements	101	—	—	2	101	—	—	2
	$159	$33	$121	$24	$217	$66	$212	$76
The Company provides medical benefits, principally to its eligible U.S. retirees and similar benefits to their dependents, through its other postretirement benefit plans. The net credit of such plans consisted of the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2022	2021	2022	2021
Service cost	$12	$13	$25	$26
Interest cost	11	11	23	22
Expected return on plan assets	(21)	(20)	(43)	(39)
Amortization of unrecognized prior service credit	(25)	(25)	(50)	(50)
Termination benefits	—	37	—	37
Curtailments	—	(27)	—	(28)
	$(23)	$(11)	$(45)	$(32)
Net periodic benefit cost (credit) for pension and other postretirement benefit plans in the second quarter and first six months of 2021 includes expenses for curtailments, settlements and termination benefits provided to certain employees in connection with the spin-off of Organon.
In connection with restructuring actions (see Note 5), termination charges were recorded on pension plans related to expanded eligibility for certain employees exiting Merck. Also, in connection with these restructuring activities, curtailments and settlements were recorded on certain pension plans. In addition, lump sum payments to U.S. pension plan participants triggered a partial settlement resulting in a charge of $101 million in the second quarter and first six months of 2022. This partial settlement triggered a remeasurement of some of the Company’s U.S. pension plans. This remeasurement, which was calculated using discount rates and asset values as of June 30, 2022, resulted in a net decrease of $165 million to net pension liabilities and also resulted in a related adjustment to AOCL.
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

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
11.    Other (Income) Expense, Net
Other (income) expense, net, consisted of:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2022	2021	2022	2021
Interest income	$(15)	$(9)	$(22)	$(20)
Interest expense	240	202	483	401
Exchange losses	86	114	124	155
Loss (income) from investments in equity securities, net (1)	284	(280)	991	(854)
Net periodic defined benefit plan (credit) cost other than service cost	(27)	(110)	(148)	(199)
Other, net	(130)	(20)	(280)	(41)
	$438	$(103)	$1,148	$(558)
(1)    Includes net realized and unrealized gains and losses from investments in equity securities either owned directly or through ownership interests in investment funds. Unrealized gains and losses from investments that are directly owned are determined at the end of the reporting period, while gains and losses from ownership interests in investment funds are accounted for on a one quarter lag. The Company estimates that losses of approximately $135 million will be recorded in the third quarter of 2022 from ownership interests in investment funds.
Interest paid for the six months ended June 30, 2022 and 2021 was $449 million and $363 million, respectively.
12.    Taxes on Income
The effective income tax rates from continuing operations were 12.0% and 29.3% for the second quarter of 2022 and 2021, respectively, and 11.7% and 15.8% for the first six months of 2022 and 2021, respectively. The effective income tax rates from continuing operations reflect the beneficial impact of foreign earnings. Additionally, the effective income tax rates from continuing operations in the second quarter and first six months of 2021 reflect the unfavorable effect of a charge for the acquisition of Pandion for which no tax benefit was recognized. The effective income tax rate from continuing operations for the first six months of 2021 also reflects a net tax benefit of $207 million related to the settlement of certain federal income tax matters as discussed below.
In the first quarter of 2021, the Internal Revenue Service (IRS) concluded its examinations of Merck’s 2015-2016 U.S. federal income tax returns. As a result, the Company was required to make a payment of $190 million (of which $172 million related to continuing operations and $18 million related to discontinued operations). The Company’s reserves for unrecognized tax benefits for the years under examination exceeded the adjustments relating to this examination period and therefore the Company recorded a $236 million net tax benefit in the first six months of 2021 (of which $207 million related to continuing operations and $29 million related to discontinued operations). This net benefit reflects reductions in reserves for unrecognized tax benefits and other related liabilities for tax positions relating to the years that were under examination.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
13.    Earnings Per Share
The calculations of earnings per share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ and shares in millions except per share amounts)	2022	2021	2022	2021
Net Income from Continuing Operations Attributable to Merck & Co., Inc.	$3,944	$1,213	$8,254	$3,958
Income from Discontinued Operations, Net of Taxes and Amounts Attributable to Noncontrolling Interests	—	332	—	766
Net Income Attributable to Merck & Co., Inc.	$3,944	$1,545	$8,254	$4,724
Average common shares outstanding	2,531	2,533	2,529	2,532
Common shares issuable (1)	9	7	9	8
Average common shares outstanding assuming dilution	2,540	2,540	2,538	2,540
Basic Earnings per Common Share Attributable to Merck & Co., Inc. Common Shareholders:
Income from Continuing Operations	$1.56	$0.48	$3.26	$1.56
Income from Discontinued Operations	—	0.13	—	0.30
Net Income	$1.56	$0.61	$3.26	$1.87
Earnings per Common Share Assuming Dilution Attributable to Merck & Co., Inc. Common Shareholders:
Income from Continuing Operations	$1.55	$0.48	$3.25	$1.56
Income from Discontinued Operations	—	0.13	—	0.30
Net Income	$1.55	$0.61	$3.25	$1.86
(1)Issuable primarily under share-based compensation plans.
For the second quarter of 2022 and 2021, 2 million and 12 million, respectively, and for the first six months of 2022 and 2021, 6 million and 11 million, respectively, of common shares issuable under share-based compensation plans were excluded from the computation of earnings per common share assuming dilution because the effect would have been antidilutive.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
14.    Other Comprehensive Income (Loss)
Changes in each component of other comprehensive income (loss) are as follows:

	Three Months Ended June 30,
($ in millions)	Derivatives		Employee Benefit Plans		Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Loss
Balance April 1, 2021, net of taxes	$(36)		$(4,459)		$(2,127)	$(6,622)
Other comprehensive income (loss) before reclassification adjustments, pretax	(59)		1,767		140	1,848
Tax	13		(400)		(8)	(395)
Other comprehensive income (loss) before reclassification adjustments, net of taxes	(46)		1,367		132	1,453
Reclassification adjustments, pretax	71	(1)	55	(2)	—	126
Tax	(15)		(19)		—	(34)
Reclassification adjustments, net of taxes	56		36		—	92
Other comprehensive income (loss), net of taxes	10		1,403		132	1,545
Spin-off of Organon (see Note 2)	—		28		421	449
Balance June 30, 2021, net of taxes	$(26)		$(3,028)		$(1,574)	$(4,628)
Balance April 1, 2022, net of taxes	$207		$(2,711)		$(1,865)	$(4,369)
Other comprehensive income (loss) before reclassification adjustments, pretax	403		168		(365)	206
Tax	(85)		(35)		(22)	(142)
Other comprehensive income (loss) before reclassification adjustments, net of taxes	318		133		(387)	64
Reclassification adjustments, pretax	(171)	(1)	144	(2)	—	(27)
Tax	36		(31)		—	5
Reclassification adjustments, net of taxes	(135)		113		—	(22)
Other comprehensive income (loss), net of taxes	183		246		(387)	42
Balance June 30, 2022, net of taxes	$390		$(2,465)		$(2,252)	$(4,327)

	Six Months Ended June 30,
($ in millions)	Derivatives		Employee Benefit Plans		Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Loss
Balance January 1, 2021, net of taxes	$(266)		$(4,540)		$(1,828)	$(6,634)
Other comprehensive income (loss) before reclassification adjustments, pretax	121		1,763		(71)	1,813
Tax	(25)		(401)		(96)	(522)
Other comprehensive income (loss) before reclassification adjustments, net of taxes	96		1,362		(167)	1,291
Reclassification adjustments, pretax	182	(1)	142	(3)	—	324
Tax	(38)		(20)		—	(58)
Reclassification adjustments, net of taxes	144		122		—	266
Other comprehensive income (loss), net of taxes	240		1,484		(167)	1,557
Spin-off of Organon (see Note 2)	—		28		421	449
Balance June 30, 2021, net of taxes	$(26)		$(3,028)		$(1,574)	$(4,628)
Balance January 1, 2022, net of taxes	$144		$(2,743)		$(1,830)	$(4,429)
Other comprehensive income (loss) before reclassification adjustments, pretax	551		169		(383)	337
Tax	(116)		(37)		(39)	(192)
Other comprehensive income (loss) before reclassification adjustments, net of taxes	435		132		(422)	145
Reclassification adjustments, pretax	(239)	(1)	189	(3)	—	(50)
Tax	50		(43)		—	7
Reclassification adjustments, net of taxes	(189)		146		—	(43)
Other comprehensive income (loss), net of taxes	246		278		(422)	102
Balance June 30, 2022, net of taxes	$390		$(2,465)		$(2,252)	$(4,327)
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

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
Sales of the Company’s products were as follows:

	Three Months Ended June 30,						Six Months Ended June 30,
	2022			2021			2022			2021
($ in millions)	U.S.	Int’l	Total	U.S.	Int’l	Total	U.S.	Int’l	Total	U.S.	Int’l	Total
Pharmaceutical:
Oncology
Keytruda	$3,197	$2,055	$5,252	$2,347	$1,829	$4,176	$5,976	$4,085	$10,061	$4,528	$3,548	$8,076
Alliance revenue-Lynparza (1)	143	132	275	124	124	248	283	257	541	242	233	475
Alliance revenue-Lenvima (1)	128	103	231	88	93	181	284	175	459	173	137	310
Alliance revenue-Reblozyl (2)	28	5	33	—	—	—	55	30	86	—	—	—
Vaccines
Gardasil/Gardasil 9	428	1,245	1,674	454	781	1,234	846	2,287	3,133	766	1,385	2,151
ProQuad/M-M-R II/Varivax	434	143	578	386	130	516	805	243	1,047	718	246	965
RotaTeq	98	75	173	111	97	208	273	116	389	229	137	366
Pneumovax 23	94	59	153	100	52	152	212	114	325	173	150	323
Vaqta	16	19	35	22	34	56	45	25	71	47	43	90
Hospital Acute Care
Bridion	237	190	426	197	190	387	432	389	821	364	363	727
Prevymis	47	56	103	37	56	93	87	110	197	72	103	174
Primaxin	—	64	64	—	60	60	1	122	122	—	125	125
Dificid	63	3	66	32	2	34	113	6	119	56	4	61
Noxafil	16	45	60	14	52	66	25	92	118	29	104	133
Invanz	2	45	46	(4)	52	48	2	96	99	—	104	104
Cancidas	2	39	42	1	53	54	4	91	95	3	108	111
Zerbaxa	22	24	46	(2)	1	(1)	40	36	76	(4)	(5)	(9)
Cardiovascular
Alliance revenue-Adempas/Verquvo (3)	88	10	98	81	(7)	74	159	11	170	149	—	149
Adempas	—	63	63	—	74	74	—	124	124	—	129	129
Virology
Lagevrio	—	1,177	1,177	—	—	—	1,523	2,901	4,424	—	—	—
Isentress/Isentress HD	67	80	147	74	118	192	128	177	305	145	256	401
Neuroscience
Belsomra	19	50	69	14	63	78	39	98	137	32	125	157
Immunology
Simponi	—	181	181	—	202	202	—	366	366	—	416	416
Remicade	—	53	53	—	75	75	—	114	114	—	160	160
Diabetes
Januvia	301	455	756	284	500	784	626	909	1,535	632	961	1,593
Janumet	105	371	476	74	403	477	168	762	931	158	805	962
Other pharmaceutical (4)	191	288	479	213	299	512	372	628	998	429	640	1,069
Total Pharmaceutical segment sales	5,726	7,030	12,756	4,647	5,333	9,980	12,498	14,364	26,863	8,941	10,277	19,218
Animal Health:
Livestock	164	662	826	161	659	821	335	1,322	1,658	318	1,322	1,640
Companion Animals	313	328	641	298	353	651	616	676	1,291	578	672	1,250
Total Animal Health segment sales	477	990	1,467	459	1,012	1,472	951	1,998	2,949	896	1,994	2,890
Total segment sales	6,203	8,020	14,223	5,106	6,345	11,452	13,449	16,362	29,812	9,837	12,271	22,108
Other (5)	35	335	370	(6)	(44)	(50)	128	555	682	53	(132)	(79)
	$6,238	$8,355	$14,593	$5,100	$6,301	$11,402	$13,577	$16,917	$30,494	$9,890	$12,139	$22,029
U.S. plus international may not equal total due to rounding.
(1)    Alliance revenue for Lynparza and Lenvima represents Merck’s share of profits, which are product sales net of cost of sales and commercialization costs (see Note 4).
(2)    Alliance revenue for Reblozyl represents royalties and, for the year-to-date period, a payment received related to the achievement of a regulatory milestone (see Note 4).
(3)    Alliance revenue for Adempas/Verquvo represents Merck’s share of profits from sales in Bayer’s marketing territories, which are product sales net of cost of sales and commercialization costs (see Note 4).
(4)    Other pharmaceutical primarily reflects sales of other human health pharmaceutical products, including products within the franchises not listed separately.
(5)    Other is primarily comprised of miscellaneous corporate revenues, including revenue hedging activities, as well as third-party manufacturing sales (including sales to Organon). Other for the six months ended June 30, 2022 and 2021 also includes $146 million and $56 million, respectively, related to upfront and contingent milestone payments received by Merck for out-licensing arrangements.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
Product sales are recorded net of the provision for discounts, including chargebacks, which are customer discounts that occur when a contracted customer purchases through an intermediary wholesale purchaser, and rebates that are owed based upon definitive contractual agreements or legal requirements with private sector and public sector (Medicaid and Medicare Part D) benefit providers, after the final dispensing of the product by a pharmacy to a benefit plan participant. These discounts, in the aggregate, reduced U.S. sales by $3.0 billion and $3.1 billion for the three months ended June 30, 2022 and 2021, respectively, and $5.9 billion and $6.0 billion for the six months ended June 30, 2022 and 2021, respectively.
Consolidated sales by geographic area where derived are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2022	2021	2022	2021
United States	$6,238	$5,100	$13,577	$9,890
Europe, Middle East and Africa	3,582	3,333	7,942	6,569
China	1,372	975	2,515	1,697
Japan	1,114	661	2,103	1,291
Asia Pacific (other than China and Japan)	1,008	594	1,938	1,168
Latin America	642	532	1,249	1,032
Other	637	207	1,170	382
	$14,593	$11,402	$30,494	$22,029
A reconciliation of segment profits to Income from Continuing Operations Before Taxes is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2022	2021	2022	2021
Segment profits:
Pharmaceutical segment	$9,173	$7,257	$18,673	$13,845
Animal Health segment	571	552	1,156	1,124
Total segment profits	9,744	7,809	19,829	14,969
Other profits	260	(79)	454	(113)
Unallocated:
Interest income	15	9	22	20
Interest expense	(240)	(202)	(483)	(401)
Amortization	(463)	(357)	(1,163)	(871)
Depreciation	(431)	(332)	(809)	(673)
Research and development	(2,652)	(4,175)	(5,097)	(6,480)
Restructuring costs	(142)	(82)	(194)	(380)
Other unallocated, net	(1,604)	(874)	(3,211)	(1,367)
	$4,487	$1,717	$9,348	$4,704
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
Below is a summary of significant business development activity thus far in 2022. See Note 3 to the condensed consolidated financial statements for additional information.
In July 2022, Merck and Orion Corporation (Orion) announced a global co-development and co-commercialization agreement for Orion’s investigational candidate ODM-208 (MK-5684) and other drugs targeting cytochrome P450 11A1 (CYP11A1), an enzyme important in steroid production. ODM-208 is an oral, non-steroidal inhibitor of CYP11A1 currently being evaluated in a Phase 2 clinical trial for the treatment of patients with metastatic castration-resistant prostate cancer. Merck made an upfront payment to Orion of $290 million, which will be recorded in Research and development expenses in the third quarter of 2022.
Also in July 2022, Merck and Sichuan Kelun-Biotech Biopharmaceutical Co., Ltd. (Kelun-Biotech) closed a license and collaboration agreement in which Merck gained exclusive worldwide rights for the development, manufacture and commercialization of an investigational antibody drug conjugate (ADC) (MK-1200) for the treatment of solid tumors. Under the terms of the agreement, Merck and Kelun-Biotech will collaborate on the early clinical development of the investigational ADC. Merck will make an upfront payment of $35 million, which will be recorded in Research and development expenses in the third quarter of 2022. Kelun-Biotech is also eligible to receive future contingent milestone payments and tiered royalties on future net sales.
In May 2022, in connection with an existing arrangement, Merck exercised its option to obtain an exclusive license outside of China for the development, manufacture and commercialization of Kelun-Biotech’s trophoblast antigen 2 (TROP2)-targeting ADC programs, including its lead compound, SKB-264 (MK-2870). SKB-264 is currently being evaluated in Phase 2 trials for non-small-cell lung cancer (NSCLC) and advanced solid tumors. Under the terms of the agreement, Merck and Kelun-Biotech will collaborate on certain early clinical development plans, including evaluating the potential of SKB-264 as a monotherapy and in combination with Keytruda (pembrolizumab) for advanced solid tumors. Upon option exercise, Merck made a payment of $30 million, which was recorded in Research and development expenses in the second quarter of 2022, and agreed to make additional payments upon completion of specified project activities, technology transfer, as well as payments to fund Kelun-Biotech’s ongoing research and development activities. In addition, Kelun-Biotech is eligible to receive future contingent milestone payments and royalties on future net sales.
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
Other Developments
War in Ukraine
In February 2022, Russia invaded Ukraine. The Company’s primary concerns are the safety and well-being of its employees and ensuring patients and customers have continued access to medicines and vaccines needed for patient and public health. The Company is working cross-functionally across the globe to monitor and mitigate interruptions to business continuity resulting from the war, including its impact on Merck’s supply chain, operations and clinical trials. For humanitarian reasons, the Company is continuing to supply essential medicines and vaccines in Russia while working to maintain compliance with evolving international sanctions. Merck plans to donate profits resulting from its operations in Russia to humanitarian causes. The Company does not have research or manufacturing facilities in Russia, currently does not plan to make further investments in Russia, and has suspended screening and enrollment in ongoing clinical trials as well as planning for new studies in Russia, although the Company continues to treat patients already enrolled in existing clinical trials and collect data from these studies. The Company is also using its resources to help alleviate the humanitarian crisis in Ukraine, including through donations of funds and products. The financial impacts of the war were immaterial to the Company’s consolidated financial statements for the second quarter and first six months of 2022. Combined sales to Russia and Ukraine were approximately 1% of total Merck consolidated sales for the full year of 2021.

The combination of Russia’s invasion of Ukraine, as well as the resultant economic sanctions imposed by the U.S., the European Union (EU) and other governments are having pervasive effects in markets worldwide. The Company is unable to determine at this time the future impacts of this conflict either directly or indirectly on the Company’s business.
COVID-19
Although COVID-19-related disruptions had some negative effects on sales for the second quarter and first six months of 2022, Merck continues to believe that global health systems and patients have largely adapted to the impacts of the COVID-19 pandemic. Merck’s sales of Lagevrio (molnupiravir), an investigational oral antiviral COVID-19 medicine, were $1.2 billion and $4.4 billion in the second quarter and first six months of 2022, respectively. In the second quarter and first six months of 2021, COVID-19-related disruptions resulted in an estimated negative impact to Pharmaceutical segment sales of approximately $400 million and $1.0 billion, respectively, because a substantial portion of Merck’s Pharmaceutical segment revenue is comprised of physician-administered products, which were unfavorably affected by social distancing measures and fewer well visits.
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
In March 2021, Merck announced it had entered into multiple agreements to support efforts to expand manufacturing capacity and supply of SARS-CoV-2/COVID-19 medicines and vaccines. The Biomedical Advanced Research and Development Authority (BARDA), a division of the Office of the Assistant Secretary for Preparedness and Response within the U.S. Department of Health and Human Services, provided Merck with $102 million of funding in the first quarter of 2022 to adapt and make available a number of existing manufacturing facilities for the production of SARS-CoV-2/COVID-19 vaccines and medicines. The funding is being recognized as a reduction to Cost of sales over the production period, offsetting the depreciation expense related to the amounts that were capitalized in connection with the modification of the manufacturing facilities. In May 2022, Johnson & Johnson terminated a previously executed agreement with Merck supporting the manufacturing and supply of Johnson & Johnson’s SARS-CoV-2/COVID-19 vaccine. Merck continues to use one of its facilities in the U.S. to produce drug substance for Johnson & Johnson’s vaccine under a separate agreement.
Pricing
Global efforts toward health care cost containment continue to exert pressure on product pricing and market access worldwide. Changes to the U.S. health care system enacted in prior years as part of health care reform, as well as increased purchasing power of entities that negotiate on behalf of Medicare, Medicaid, and private sector beneficiaries, have contributed to pricing pressure. In several international markets, government-mandated pricing actions have reduced prices of generic and patented drugs. In addition, the Company’s sales performance in the first six months of 2022 was negatively affected by other cost-reduction measures taken by governments and other third parties to lower health care costs. In the U.S., the Biden Administration and Congress continue to discuss legislation designed to control health care costs, including the cost of drugs. The Company anticipates all of these actions and additional actions in the future will continue to negatively affect sales performance.
Supply Chain
As a result of global macroeconomic conditions, the Company is experiencing some disruption and volatility in its global supply chain network, and the Company may in the future experience disruptions in availability and delays in shipments of raw materials and packaging, as well as related cost inflation.
Operating Results
Sales

	Three Months Ended June 30,			% Change Excluding Foreign Exchange	Six Months Ended June 30,			% Change Excluding Foreign Exchange
($ in millions)	2022	2021	% Change		2022	2021	% Change
United States	$6,238	$5,100	22%	22%	$13,577	$9,890	37%	37%
International	8,355	6,301	33%	38%	16,917	12,139	39%	45%
Total	$14,593	$11,402	28%	31%	$30,494	$22,029	38%	41%
U.S. plus international may not equal total due to rounding.
Worldwide sales grew 28% to $14.6 billion in the second quarter of 2022 and rose 38% to $30.5 billion in the first six months of 2022. Revenue performance in both periods was attributable in part to higher sales in the virology franchise driven by Lagevrio (molnupiravir) sales of $1.2 billion and $4.4 billion in the second quarter and first six months of 2022, respectively. Also contributing to revenue growth in both periods were higher sales in the oncology franchise largely driven by strong growth of Keytruda (pembrolizumab) and increased alliance revenue from Lenvima (lenvatinib) and Lynparza (olaparib), as well as higher sales in the vaccines franchise, primarily attributable to growth of Gardasil (Human Papillomavirus Quadrivalent [Types 6, 11, 16 and 18] Vaccine, Recombinant) and Gardasil 9 (Human Papillomavirus 9-valent Vaccine, Recombinant). Higher sales of hospital acute care products, including Bridion (sugammadex) Injection, and higher third-party manufacturing sales also drove revenue growth in the second quarter and first six months of 2022. Revenue growth in the year-to-date period also reflects higher sales of Animal Health products. As discussed above, COVID-19-related disruptions had some negative effects on sales in the second quarter and first six months of 2022, but to a lesser extent than in the same periods of 2021 which benefited year-over-year sales growth.
Revenue growth in the second quarter and first six months of 2022 was partially offset by lower sales of virology products Isentress/Isentress HD (raltegravir) and lower combined sales of diabetes products Januvia (sitagliptin) and Janumet (sitagliptin and metformin HCl).
See Note 15 to the condensed consolidated financial statements for details on sales of the Company’s products. A discussion of performance for select products in the franchises follows.
Pharmaceutical Segment
Oncology

	Three Months Ended June 30,			% Change Excluding Foreign Exchange	Six Months Ended June 30,			% Change Excluding Foreign Exchange
($ in millions)	2022	2021	% Change		2022	2021	% Change
Keytruda	$5,252	$4,176	26%	30%	$10,061	$8,076	25%	29%
Alliance Revenue - Lynparza (1)	275	248	11%	17%	541	475	14%	18%
Alliance Revenue - Lenvima (1)	231	181	28%	33%	459	310	48%	51%
(1) Alliance revenue represents Merck’s share of profits, which are product sales net of cost of sales and commercialization costs (see Note 4 to the condensed consolidated financial statements).
Keytruda is an anti-PD-1 (programmed death receptor-1) therapy that has been approved as monotherapy for the treatment of certain patients with cervical cancer, classical Hodgkin lymphoma, cutaneous squamous cell carcinoma, endometrial carcinoma, esophageal or gastroesophageal junction (GEJ) carcinoma, head and neck squamous cell carcinoma (HNSCC), hepatocellular carcinoma (HCC), NSCLC, melanoma, Merkel cell carcinoma, microsatellite instability-high (MSI-H) or mismatch repair deficient (dMMR) cancer (solid tumors) including MSI-H/dMMR colorectal cancer, primary mediastinal large B-cell lymphoma, tumor mutational burden-high (TMB-H) cancer (solid tumors), and urothelial carcinoma including non-muscle invasive bladder cancer. Additionally, Keytruda is approved as monotherapy for the adjuvant treatment of certain patients with renal cell carcinoma (RCC) or stage IIB, IIC or III melanoma. Keytruda is also approved for certain patients with high-risk early-stage TNBC in combination with chemotherapy as neoadjuvant treatment, and then continued as a single agent as adjuvant treatment after surgery. In addition, Keytruda is approved for the treatment of certain patients in combination with chemotherapy for metastatic squamous and nonsquamous NSCLC, in combination with chemotherapy, with or without bevacizumab for cervical cancer, in combination with chemotherapy for esophageal cancer, in combination with trastuzumab, fluoropyrimidine- and platinum-containing chemotherapy for human epidermal growth factor 2 (HER-2)-positive gastric or GEJ adenocarcinoma, in combination with chemotherapy for HNSCC, in combination with chemotherapy for TNBC, in combination with axitinib for advanced RCC, and in combination with Lenvima for both endometrial carcinoma and RCC. The Keytruda clinical development program includes studies across a broad range of cancer types. See “Research and Development Update” below.
Global sales of Keytruda grew 26% and 25% in the second quarter and first six months of 2022, respectively. Sales growth was primarily driven by higher demand as the Company continues to launch Keytruda with multiple new indications globally. Sales in the U.S. continue to build across the multiple approved metastatic indications, in particular for the treatment of certain types of RCC, HNSCC, and MSI-H cancers. Keytruda sales growth in the U.S. also benefited from increased uptake across recent earlier-stage launches including certain types of neoadjuvant/adjuvant TNBC, as well as certain types of RCC and melanoma. Keytruda sales growth in international markets reflects continued uptake predominately for the NSCLC, HNSCC and RCC indications, particularly in Europe.

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

April 2022
EC approval as monotherapy for the treatment of certain adult patients with unresectable or metastatic MSI-H/dMMR colorectal, gastric, small intestine or biliary cancer, as well as advanced or recurrent MSI-H/dMMR endometrial cancer based on data from the KEYNOTE-164 and KEYNOTE-158 trials.

May 2022
EC approval in combination with chemotherapy as neoadjuvant treatment, and then continued as monotherapy as adjuvant treatment after surgery for adults with locally advanced or early-stage TNBC at high risk of recurrence based on the KEYNOTE-522 trial.

June 2022
EC approval as monotherapy for the adjuvant treatment of adults and adolescents aged 12 years and older with stage IIB or IIC melanoma and who have undergone complete resection based on the KEYNOTE-716 trial. Additionally, EC approval expanding the indications in advanced (unresectable or metastatic) melanoma and stage III melanoma with lymph node involvement (as adjuvant treatment following complete resection) to include adolescent patients aged 12 years and older.

Lynparza is an oral poly (ADP-ribose) polymerase (PARP) inhibitor being developed as part of a collaboration with AstraZeneca PLC (AstraZeneca) (see Note 4 to the condensed consolidated financial statements). Lynparza is approved for the treatment of certain types of advanced ovarian, breast, pancreatic and prostate cancers. Alliance revenue related to Lynparza increased 11% and 14% in the second quarter and first six months of 2022, respectively, largely driven by higher demand globally across the multiple approved indications, particularly in the U.S. largely attributable to uptake in the earlier-stage breast cancer indication following recent approval by the FDA. In March 2022, Lynparza was approved by the FDA for the adjuvant treatment of adult patients with deleterious or suspected deleterious germline BRCA-mutated (gBRCAm), HER2-negative high-risk early breast cancer who have been treated with neoadjuvant or adjuvant chemotherapy based on the OlympiA trial. In August 2022, the EC approved Lynparza as monotherapy or in combination with endocrine therapy for the adjuvant treatment of adult patients with gBRCAm who have HER2-negative high-risk early breast cancer previously treated with neoadjuvant or adjuvant chemotherapy based on the OlympiA trial.
Lenvima is an oral receptor tyrosine kinase inhibitor being developed as part of a collaboration with Eisai Co., Ltd. (Eisai) (see Note 4 to the condensed consolidated financial statements). Lenvima is approved for the treatment of certain types of thyroid cancer, RCC, HCC, in combination with everolimus for certain patients with RCC, and in combination with Keytruda for both endometrial carcinoma and RCC. Alliance revenue related to Lenvima grew 28% and 48% in the second quarter and first six months of 2022, respectively, reflecting uptake in the advanced RCC and advanced endometrial cancer indications, particularly in the U.S.
Vaccines

	Three Months Ended June 30,			% Change Excluding Foreign Exchange	Six Months Ended June 30,			% Change Excluding Foreign Exchange
($ in millions)	2022	2021	% Change		2022	2021	% Change
Gardasil/Gardasil 9	$1,674	$1,234	36%	40%	$3,133	$2,151	46%	48%
ProQuad	214	189	13%	15%	376	354	6%	8%
M-M-R II	103	87	17%	19%	206	167	23%	25%
Varivax	261	240	9%	10%	465	444	5%	6%
RotaTeq	173	208	(17)%	(14)%	389	366	6%	8%
Pneumovax 23	153	152	1%	4%	325	323	1%	3%

Combined worldwide sales of Gardasil and Gardasil 9, vaccines to help prevent certain cancers and other diseases caused by certain types of human papillomavirus (HPV), grew 36% and 46% in the second quarter and first six months of 2022, respectively, driven primarily by strong demand outside of the U.S., particularly in China, which also benefited from increased supply. Combined sales of Gardasil and Gardasil 9 in the U.S. declined in the second quarter of 2022 and increased for the first six months of 2022 due to public sector buying patterns.
Global sales of ProQuad (Measles, Mumps, Rubella and Varicella Virus Vaccine Live), a pediatric combination vaccine to help protect against measles, mumps, rubella and varicella, increased 13% and 6% in the second quarter and first six months of 2022, respectively, largely due to higher pricing and demand in the U.S.
Worldwide sales of M‑M‑R II (Measles, Mumps and Rubella Virus Vaccine Live), a vaccine to help protect against measles, mumps and rubella, grew 17% and 23% in the second quarter and first six months of 2022, respectively, primarily due to higher demand and pricing in the U.S., as well as higher demand in Latin America.
Global sales of Varivax (Varicella Virus Vaccine Live), a vaccine to help prevent chickenpox (varicella), grew 9% and 5% in the second quarter and first six months of 2022, respectively, primarily attributable to higher pricing and demand in the U.S.
Global sales of RotaTeq (Rotavirus Vaccine, Live Oral, Pentavalent), a vaccine to help protect against rotavirus gastroenteritis in infants and children, declined 17% in the second quarter of 2022 primarily due to lower demand in China and public sector buying patterns in the U.S. Global sales of RotaTeq grew 6% in the first six months of 2022 due to public sector buying patterns in the U.S., partially offset by lower demand in China.
Worldwide sales of Pneumovax 23 (pneumococcal vaccine polyvalent), a vaccine to help prevent pneumococcal disease, grew 1% in the first six months of 2022 primarily reflecting higher demand in the U.S. and Latin America that was largely offset by lower demand in Europe.
In June 2022, the FDA approved an expanded indication for Vaxneuvance (Pneumococcal 15-valent Conjugate Vaccine) to include use in infants and children. Vaxneuvance is now indicated for the prevention of invasive disease caused by Streptococcus pneumoniae serotypes 1, 3, 4, 5, 6A, 6B, 7F, 9V, 14, 18C, 19A, 19F, 22F, 23F and 33F in individuals 6 weeks of age and older. The FDA’s approval was based on data from seven randomized, double-blind clinical studies assessing safety, tolerability and immunogenicity of Vaxneuvance in infants and children. Vaxneuvance was previously approved by the FDA in 2021 for use in adults 18 years of age and older. Also in June 2022, the U.S. Centers for Disease Control and Prevention’s (CDC’s) Advisory Committee on Immunization Practices (ACIP) unanimously voted to include Vaxneuvance as a recommended option for vaccination in infants and children, including routine use in children under 2 years of age. This provisional recommendation will be reviewed by the director of the CDC and the Department of Health and Human Services, and final recommendations will become official when published in the CDC’s Morbidity and Mortality Weekly Report (MMWR). The ACIP also unanimously voted to include Vaxneuvance in the Vaccines for Children program.
Hospital Acute Care

	Three Months Ended June 30,			% Change Excluding Foreign Exchange	Six Months Ended June 30,			% Change Excluding Foreign Exchange
($ in millions)	2022	2021	% Change		2022	2021	% Change
Bridion	$426	$387	10%	15%	$821	$727	13%	17%
Zerbaxa	46	(1)	*	*	76	(9)	*	*
*Calculation not meaningful.
Worldwide sales of Bridion, for the reversal of two types of neuromuscular blocking agents used during surgery, grew 10% and 13% in the second quarter and first six months of 2022, respectively, due to higher demand globally, particularly in the U.S. and Europe, largely attributable to Bridion’s growing share among neuromuscular blockade reversal agents and an increase in surgical procedures.
In December 2020, the Company temporarily suspended sales of Zerbaxa (ceftolozane and tazobactam), a combination antibacterial and beta-lactamase inhibitor for the treatment of certain bacterial infections, and subsequently issued a product recall, following the identification of product sterility issues. A phased resupply for Zerbaxa was initiated in the fourth quarter of 2021 and is being expanded to additional markets during 2022.

Cardiovascular

	Three Months Ended June 30,			% Change Excluding Foreign Exchange	Six Months Ended June 30,			% Change Excluding Foreign Exchange
($ in millions)	2022	2021	% Change		2022	2021	% Change
Alliance Revenue - Adempas/Verquvo (1)	$98	$74	33%	33%	$170	$149	14%	15%
Adempas	63	74	(14)%	(5)%	124	129	(4)%	6%
(1) Alliance revenue represents Merck’s share of profits from sales in Bayer’s marketing territories, which are product sales net of cost of sales and commercialization costs (see Note 4 to the condensed consolidated financial statements).
Adempas (riociguat) and Verquvo (vericiguat) are part of a worldwide collaboration with Bayer AG (Bayer) to market and develop soluble guanylate cyclase (sGC) modulators (see Note 4 to the condensed consolidated financial statements). Adempas is approved for the treatment of certain types of pulmonary arterial hypertension. Verquvo was approved in the U.S. in January 2021 to reduce the risk of cardiovascular death and heart failure hospitalization following a hospitalization for heart failure or need for outpatient intravenous diuretics in adults with symptomatic chronic heart failure and reduced ejection fraction. Verquvo was also approved in Japan in June 2021 and in the EU in July 2021. Alliance revenue from the collaboration grew 33% and 14% in the second quarter and first six months of 2022, respectively. Revenue also includes sales of Adempas and Verquvo in Merck’s marketing territories.
Virology

	Three Months Ended June 30,			% Change Excluding Foreign Exchange	Six Months Ended June 30,			% Change Excluding Foreign Exchange
($ in millions)	2022	2021	% Change		2022	2021	% Change
Lagevrio	$1,177	$—	—	—	$4,424	$—	—	—
Isentress/Isentress HD	147	192	(24)%	(19)%	305	401	(24)%	(20)%
Lagevrio is an investigational oral antiviral COVID-19 medicine being developed in a collaboration with Ridgeback (see Note 4 to the condensed consolidated financial statements). Lagevrio has received multiple authorizations or approvals worldwide. Sales of Lagevrio were $1.2 billion in the second quarter of 2022 primarily consisting of sales in Japan and the United Kingdom (UK). Merck’s initial supply commitment of Lagevrio to the U.S. was fulfilled in the first quarter of 2022; therefore, there were no sales of Lagevrio in the U.S. in the second quarter of 2022. Sales of Lagevrio were $4.4 billion in the first six months of 2022 primarily consisting of sales in the U.S., the UK, Japan and Australia. Merck has entered into advance purchase and supply agreements for Lagevrio in nearly 40 markets. The Company expects full-year 2022 Lagevrio sales to be between $5.0 billion to $5.5 billion.
Global combined sales of Isentress/Isentress HD, an HIV integrase inhibitor for use in combination with other antiretroviral agents for the treatment of HIV-1 infection, declined 24% in both the second quarter and first six months of 2022 due to lower global demand, reflecting in part competitive pressure in Europe and the U.S. The Company expects competitive pressure for Isentress/Isentress HD to continue.
Diabetes

	Three Months Ended June 30,			% Change Excluding Foreign Exchange	Six Months Ended June 30,			% Change Excluding Foreign Exchange
($ in millions)	2022	2021	% Change		2022	2021	% Change
Januvia/Janumet	$1,233	$1,261	(2)%	3%	$2,466	$2,556	(4)%	1%
Worldwide combined sales of Januvia and Janumet, medicines that help lower blood sugar levels in adults with type 2 diabetes, declined 2% and 4% in the second quarter and first six months of 2022, respectively, primarily reflecting the unfavorable effect of foreign exchange, lower demand in the U.S. and lower pricing in certain international markets. The declines were partially offset by higher demand in China and Latin America, as well as the impact of a prior year unfavorable adjustment to rebate reserves in the U.S. The Company anticipates U.S. pricing pressure will unfavorably affect sales of Januvia and Janumet in future periods. Januvia and Janumet lost market exclusivity with respect to the compound patent in China in July 2022, although not with respect to the salt formulation patent, which extends until June 2024. In addition, the Company will lose market exclusivity in the EU in September 2022 and in the U.S. in January 2023. The Company anticipates sales of Januvia and Janumet in these markets will decline substantially following the loss of exclusivity. Combined sales of Januvia and Janumet in China, Europe and the U.S. represented 10%, 22% and 32%, respectively, of total combined Januvia and Janumet sales for the first six months of 2022.

Animal Health Segment

	Three Months Ended June 30,			% Change Excluding Foreign Exchange	Six Months Ended June 30,			% Change Excluding Foreign Exchange
($ in millions)	2022	2021	% Change		2022	2021	% Change
Livestock	$826	$821	1%	6%	$1,658	$1,640	1%	7%
Companion Animal	641	651	(2)%	3%	1,291	1,250	3%	7%
Sales of livestock products grew 1% in both the second quarter and first six months of 2022 primarily due to higher demand globally for ruminant and poultry products. Sales of companion animal products declined 2% in the second quarter of 2022 and grew 3% in first six months of 2022. Excluding the unfavorable effect of foreign exchange in both periods, companion animal sales performance primarily reflects higher demand for the Bravecto (fluralaner) line of products. Sales of the Bravecto line of products represented approximately 20% of animal health sales in the first six months of 2022.
Costs, Expenses and Other

	Three Months Ended June 30,			Six Months Ended June 30,
($ in millions)	2022	2021	% Change	2022	2021	% Change
Cost of sales	$4,216	$3,104	36%	$9,596	$6,303	52%
Selling, general and administrative	2,512	2,281	10%	4,834	4,468	8%
Research and development	2,798	4,321	(35)%	5,374	6,732	(20)%
Restructuring costs	142	82	73%	194	380	(49)%
Other (income) expense, net	438	(103)	*	1,148	(558)	*
	$10,106	$9,685	4%	$21,146	$17,325	22%
*Calculation not meaningful.
Cost of Sales
Cost of sales increased 36% and 52% in the second quarter and first six months of 2022, respectively. Cost of sales includes $622 million and $2.3 billion in the second quarter and first six months of 2022 related to the collaboration with Ridgeback for Lagevrio (see Note 4 to the condensed consolidated financial statements). Cost of sales also includes the amortization of intangible assets recorded in connection with acquisitions, collaborations and licensing arrangements, which totaled $447 million and $342 million in the second quarter of 2022 and 2021, respectively, and $1.1 billion and $837 million in the first six months of 2022 and 2021, respectively. Amortization expense in the first six months of 2022 and 2021 includes $250 million and $153 million, respectively, of cumulative catch-up amortization related to Merck’s collaborations with AstraZeneca and Bayer, respectively, (see Note 4 to the condensed consolidated financial statements). Additionally, costs in the second quarter and first six months of 2021 include charges of $37 million and $225 million, respectively, related to the discontinuation of COVID-19 development programs. Also included in cost of sales are expenses associated with restructuring activities which amounted to $67 million and $38 million in the second quarter of 2022 and 2021, respectively, and $113 million and $65 million in the first six months of 2022 and 2021, respectively, including accelerated depreciation and asset write-offs related to the planned sale or closure of manufacturing facilities. Separation costs associated with manufacturing-related headcount reductions have been incurred and are reflected in Restructuring costs as discussed below.
Gross margin was 71.1% in the second quarter of 2022 compared with 72.8% in the second quarter of 2021. Gross margin was 68.5% in the first six months of 2022 compared with 71.4% in the first six months of 2021. The gross margin declines reflect the impact of Lagevrio (which has a lower gross margin due to profit sharing with Ridgeback as discussed in Note 4 to the condensed consolidation financial statements), as well as higher inventory write-offs, manufacturing costs and amortization of intangible assets (noted above). The gross margin declines in 2022 were partially offset by the favorable effects of product mix, charges in 2021 related to the discontinuation of COVID-19 development programs and foreign exchange.
Selling, General and Administrative
Selling, general and administrative (SG&A) expenses increased 10% and 8% in the second quarter and first six months of 2022, respectively, primarily due to higher promotional, selling and administrative costs, including compensation and benefits, as well as higher acquisition-related costs and restructuring costs, partially offset by the favorable effect of foreign exchange. SG&A expenses in the second quarter and first six months of 2022 include restructuring costs of $27 million and $48 million, respectively, related primarily to accelerated depreciation for facilities to be closed or divested.

Research and Development
Research and development (R&D) expenses decreased 35% and 20% in the second quarter and first six months of 2022, respectively, primarily due to a $1.7 billion charge in the prior year periods related to the acquisition of Pandion Therapeutics, Inc. (Pandion). The declines were partially offset by higher clinical development spending, higher compensation and benefit costs, as well as increased investments in technology in support of the digital enablement of Merck’s research operations, partially offset by the favorable effect of foreign exchange.
R&D expenses are comprised of the costs directly incurred by Merck Research Laboratories (MRL), the Company’s research and development division that focuses on human health-related activities, which were $1.9 billion and $1.8 billion for the second quarter of 2022 and 2021, respectively, and were $3.7 billion and $3.5 billion for the first six months of 2022 and 2021, respectively. Also included in R&D expenses are Animal Health research costs, licensing costs and costs incurred by other divisions in support of R&D activities, including depreciation, production and general and administrative, which in the aggregate were approximately $880 million and $750 million for the second quarter of 2022 and 2021, respectively, and $1.6 billion and $1.4 billion for the first six months of 2022 and 2021, respectively. Additionally, R&D expenses in the second quarter and first six months of 2021 include $1.8 billion of charges for acquisitions, including $1.7 billion for the acquisition of Pandion as noted above.
Restructuring Costs
In 2019, Merck approved a global restructuring program (Restructuring Program) as part of a worldwide initiative focused on further optimizing the Company’s manufacturing and supply network, as well as reducing its global real estate footprint. This program is a continuation of the Company’s plant rationalization and builds on prior restructuring programs. The actions currently contemplated under the Restructuring Program are expected to be substantially completed by the end of 2023, with the cumulative pretax costs to be incurred by the Company to implement the program estimated to be approximately $3.5 billion. Merck expects to record charges of approximately $550 million for the full year of 2022 related to the Restructuring Program. The Company anticipates the actions under the Restructuring Program will result in annual net cost savings of approximately $900 million by the end of 2023.
Restructuring costs, primarily representing separation and other related costs associated with these restructuring activities, were $142 million and $82 million for the second quarter of 2022 and 2021, respectively, and $194 million and $380 million for the first six months of 2022 and 2021, respectively. Separation costs incurred were associated with actual headcount reductions, as well as estimated expenses under existing severance programs for headcount reductions that were probable and could be reasonably estimated. Also included in restructuring costs are asset abandonment, facility shut-down and other related costs, as well as employee-related costs such as curtailment, settlement and termination charges associated with pension and other postretirement benefit plans and share-based compensation plan costs. For segment reporting, restructuring costs are unallocated expenses.
Additional costs associated with the Company’s restructuring activities are included in Cost of sales, Selling, general and administrative expenses and Research and development costs. The Company recorded aggregate pretax costs of $258 million and $128 million in the second quarter of 2022 and 2021, respectively, and $384 million and $462 million for the first six months of 2022 and 2021, respectively, related to restructuring program activities (see Note 5 to the condensed consolidated financial statements).
Other (Income) Expense, Net
Other (income) expense, net, was $438 million of expense in the second quarter of 2022 compared with $103 million of income in the second quarter of 2021. Other (income) expense, net, was $1.1 billion of expense for the first six months of 2022 compared with $558 million of income for the first six months of 2021. The change in both periods is primarily due to net unrealized losses from investments in equity securities recorded in the second quarter and first six months of 2022 compared with net unrealized gains from investments in equity securities recorded in the second quarter and first six months of 2021. Other (income) expense, net, in the second quarter and first six months of 2022 also reflect higher pension settlement costs compared with the same periods of 2021.
For details on the components of Other (income) expense, net, see Note 11 to the condensed consolidated financial statements.

Segment Profits
	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2022	2021	2022	2021
Pharmaceutical segment profits	$9,173	$7,257	$18,673	$13,845
Animal Health segment profits	571	552	1,156	1,124
Other	(5,257)	(6,092)	(10,481)	(10,265)
Income from Continuing Operations Before Taxes	$4,487	$1,717	$9,348	$4,704
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
Pharmaceutical segment profits increased 26% and 35% in the second quarter and first six months of 2022, respectively, reflecting higher sales, partially offset by higher promotional and administrative costs and the unfavorable effect of foreign exchange. Animal Health segment profits grew 3% in the second quarter of 2022 reflecting favorable product mix and lower R&D costs, partially offset by higher selling and administrative costs and the unfavorable effect of foreign exchange. Animal Health segment profits grew 3% in the first six months of 2022 reflecting higher sales, partially offset by higher selling and administrative costs and the unfavorable effect of foreign exchange.
Taxes on Income
The effective income tax rates from continuing operations were 12.0% and 29.3% for the second quarter of 2022 and 2021, respectively, and 11.7% and 15.8% for the first six months of 2022 and 2021, respectively. The effective income tax rates from continuing operations reflect the beneficial impact of foreign earnings. Additionally, the effective income tax rates from continuing operations in the second quarter and first six months of 2021 reflect the unfavorable effect of a charge for the acquisition of Pandion for which no tax benefit was recognized. The effective income tax rate from continuing operations for the first six months of 2021 also reflects a net tax benefit of $207 million related to the settlement of certain federal income tax matters as discussed below.
In the first quarter of 2021, the Internal Revenue Service (IRS) concluded its examinations of Merck’s 2015-2016 U.S. federal income tax returns. As a result, the Company was required to make a payment of $190 million (of which $172 million related to continuing operations and $18 million related to discontinued operations). The Company’s reserves for unrecognized tax benefits for the years under examination exceeded the adjustments relating to this examination period and therefore the Company recorded a $236 million net tax benefit in the first six months of 2021 (of which $207 million related to continuing operations and $29 million related to discontinued operations). This net benefit reflects reductions in reserves for unrecognized tax benefits and other related liabilities for tax positions relating to the years that were under examination.
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
In 2022, the Company changed the treatment of certain items for purposes of its non-GAAP reporting. Historically, Merck’s non-GAAP results excluded expenses for upfront and milestone payments related to collaborations and licensing agreements, as well as charges related to pre-approval assets obtained in transactions accounted for as asset acquisitions, to the extent the charges were considered by the Company to be significant to the results of a particular period (as well as any related adjustments recorded in a subsequent period). Beginning in 2022, Merck’s non-GAAP results will no longer exclude charges related to these items. Prior periods have been recast to conform to the current presentation.
A reconciliation between GAAP financial measures and non-GAAP financial measures (from continuing operations) is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions except per share amounts)	2022	2021	2022	2021
Income from continuing operations before taxes as reported under GAAP	$4,487	$1,717	$9,348	$4,704
Increase (decrease) for excluded items:
Acquisition and divestiture-related costs	530	503	1,168	1,000
Restructuring costs	258	128	384	462
Loss (income) from investments in equity securities, net	234	(258)	918	(819)
Other items:
Charges for the discontinuation of COVID-19 development programs	—	37	—	225
Non-GAAP income from continuing operations before taxes	5,509	2,127	11,818	5,572
Taxes on income from continuing operations as reported under GAAP	538	503	1,092	741
Estimated tax benefit on excluded items (1)	223	65	552	113
Net tax (expense) benefit from the settlement of certain federal income tax matters	—	(1)	—	207
Non-GAAP taxes on income from continuing operations	761	567	1,644	1,061
Non-GAAP net income from continuing operations	4,748	1,560	10,174	4,511
Less: Net income attributable to noncontrolling interests as reported under GAAP	5	1	2	5
Non-GAAP net income from continuing operations attributable to Merck & Co., Inc.	$4,743	$1,559	$10,172	$4,506
EPS assuming dilution from continuing operations as reported under GAAP	$1.55	$0.48	$3.25	$1.56
EPS difference	0.32	0.13	0.76	0.21
Non-GAAP EPS assuming dilution from continuing operations	$1.87	$0.61	$4.01	$1.77
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
Certain Other Items
Non-GAAP income and non-GAAP EPS exclude certain other items. These items are adjusted for after evaluating them on an individual basis, considering their quantitative and qualitative aspects. Typically, these consist of items that are unusual in nature, significant to the results of a particular period or not indicative of future operating results. Excluded from non-GAAP income and non-GAAP EPS in 2021 are charges related to the discontinuation of COVID-19 development programs (see Note 3 to the condensed consolidated financial statements) and a net tax benefit related to the settlement of certain federal income tax matters (see Note 12 to the condensed consolidated financial statements).
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
MK-7264, gefapixant, is an investigational, orally administered, selective P2X3 receptor antagonist, for the treatment of refractory chronic cough or unexplained chronic cough in adults under review by the FDA and EMA. The marketing applications for gefapixant are based on results from the COUGH-1 and COUGH-2 clinical trials. In January 2022, the FDA issued a Complete Response Letter (CRL) regarding Merck’s New Drug Application for gefapixant. In the CRL, the FDA requested additional information related to the cough counting system that was used to assess efficacy. The CRL was not related to the safety of gefapixant. The Company is performing additional analyses and anticipates submitting this information to the FDA in the first half of 2023 in response to the CRL. The review period in the EU has been extended pending the receipt of additional information from the Company. The Company plans to submit the information to the EMA in the first half of 2023.
V114, (Pneumococcal 15-valent Conjugate Vaccine), is an investigational 15-valent pneumococcal conjugate vaccine under review in Japan for use in both adults and pediatric patients. V114 is also under review in the EU for pediatric patients. V114, Vaxneuvance, was approved by the EC in 2021 for use in individuals 18 years of age and older.
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
Keytruda is under review by the FDA for the treatment of patients with previously treated advanced HCC. This submission is based on data from the Phase 3 KEYNOTE-394 trial along with supportive data from the KEYNOTE-240 and KEYNOTE-224 trials. Keytruda is approved for this indication in the U.S. under the FDA’s accelerated approval process. This submission is to convert the accelerated approval to full (regular) approval.

Keytruda is also under review by the FDA for the adjuvant treatment of patients with stage IB (≥4 centimeters), II or IIIA NSCLC following complete surgical resection. The supplemental BLA is based on data from the pivotal Phase 3 KEYNOTE-091 trial, also known as EORTC-1416-LCG/ETOP-8-15 – PEARLS. The FDA set a Prescription Drug User Fee Act date of January 29, 2023, however, further data may be provided during the review process that may delay this date. Keytruda is also under review for this indication in the EU.
Keytruda is under review in Japan in combination with chemotherapy as neoadjuvant treatment, and then continued as monotherapy as adjuvant treatment after surgery for adults with locally advanced, or early-stage TNBC at high risk of recurrence based on results from the Phase 3 KEYNOTE-522 trial.
Keytruda is also under review in Japan in combination with chemotherapy, with or without bevacizumab, for the treatment of persistent, recurrent or metastatic cervical cancer in adults whose tumors express PD-L1 based on results from the Phase 3 KEYNOTE-826 trial.
Additionally, Keytruda is under review in Japan for the adjuvant treatment of patients with RCC at intermediate-high or high risk of recurrence following nephrectomy (surgical removal of a kidney) based on data from the Phase 3 KEYNOTE-564 trial.
In July 2022, Merck announced that the Phase 3 KEYNOTE-412 trial evaluating Keytruda with concurrent chemoradiation therapy (CRT) followed by Keytruda as maintenance therapy (the Keytruda regimen), did not meet its primary endpoint of event-free survival for the treatment of patients with unresected locally advanced HNSCC. At the final analysis of the study, there was an improvement in event-free survival for patients who received the Keytruda regimen compared to placebo plus CRT; however, these results did not meet statistical significance per the pre-specified statistical plan. Results will be presented at an upcoming medical meeting.
In August 2022, Merck announced that the Phase 3 KEYNOTE-921 trial evaluating Keytruda in combination with chemotherapy (docetaxel) compared to chemotherapy alone did not meet its dual primary endpoints of overall survival and radiographic progression-free survival for the treatment of patients with metastatic castration-resistant prostate cancer. In the study, there were modest trends toward an improvement in both overall survival and radiographic progression-free survival for patients who received Keytruda plus chemotherapy compared with chemotherapy alone; however, these results did not meet statistical significance per the pre-specified statistical plan. Results will be presented at an upcoming medical meeting.
MK-7339, Lynparza, is an oral PARP inhibitor currently approved for certain types of advanced ovarian, breast, pancreatic and prostate cancers being co-developed for multiple cancer types as part of a collaboration with AstraZeneca.
Lynparza is under review in Japan for the adjuvant treatment of patients with gBRCAm, HER2-negative high-risk early breast cancer who have been treated with neoadjuvant or adjuvant chemotherapy. Additionally, Lynparza is under review in the EU and Japan for the treatment of certain patients with metastatic castration-resistant prostate cancer based on the PROpel clinical trial.
In March 2022, Merck announced that it would stop the Phase 3 KEYLYNK-010 trial investigating Keytruda in combination with Lynparza for the treatment of patients with metastatic castration-resistant prostate cancer who progressed after treatment with chemotherapy and either abiraterone acetate or enzalutamide. Merck has discontinued the study following the recommendation of an independent Data Monitoring Committee (DMC) after the DMC reviewed data from a planned interim analysis. At the interim analysis, the combination of Keytruda and Lynparza did not demonstrate a benefit in overall survival, one of the study’s dual primary endpoints, compared to the control arm of either abiraterone acetate or enzalutamide. The trial’s other dual primary endpoint, radiographic progression free survival, was evaluated at an earlier interim analysis and did not demonstrate improvement compared to the control arm. Data from this study will be presented at an upcoming scientific congress.
In July 2022, Merck announced it will stop the Phase 3 LYNK-003 trial investigating Lynparza with or without bevacizumab for the treatment of patients with unresectable or metastatic colorectal cancer who have not progressed following first-line induction. This action follows the recommendation of an independent DMC, after the DMC reviewed the data from a planned interim analysis. At the pre-specified interim analysis for progression-free survival, the efficacy of Lynparza as a monotherapy and in combination with bevacizumab relative to control met the criteria for futility by the DMC and accordingly, both experimental arms will be discontinued. Data from this study will be shared in a future scientific forum.
MK-7902, Lenvima, is an oral receptor tyrosine kinase inhibitor being developed as part of a collaboration with Eisai. Merck and Eisai are studying the Keytruda plus Lenvima combination through the LEAP (LEnvatinib And Pembrolizumab) clinical program.
In August 2022, Merck and Eisai announced that the Phase 3 LEAP-002 trial investigating Keytruda plus Lenvima versus Lenvima monotherapy did not meet its dual primary endpoints of overall survival and progression-free survival as a first-line treatment for patients with unresectable hepatocellular carcinoma (uHCC). There were trends toward improvement in overall survival and progression-free survival for patients who received Keytruda plus Lenvima versus Lenvima monotherapy;

however, these results did not meet statistical significance per the pre-specified statistical plan. The median overall survival of the Lenvima monotherapy arm in LEAP-002 was longer than that observed in previously reported clinical trials evaluating Lenvima monotherapy in uHCC. Merck and Eisai plan to present these data at an upcoming medical conference.
In June 2022, Merck announced the presentation of positive results from a Phase 1/2 study evaluating the safety, tolerability and immunogenicity of V116, the Company’s investigational 21-valent pneumococcal conjugate vaccine (PCV), in pneumococcal vaccine-naïve adults 18-49 years of age (Phase 1) and 50 years of age and older (Phase 2). In both populations, V116 met the primary immunogenicity objectives and was well-tolerated with an overall safety profile generally comparable to Pneumovax 23 (Pneumococcal Vaccine Polyvalent) across age groups. In April 2022, Merck announced that V116 received Breakthrough Therapy Designation from the FDA for the prevention of invasive pneumococcal disease and pneumococcal pneumonia caused by Streptococcus pneumoniae serotypes 3, 6A/C, 7F, 8, 9N, 10A, 11A, 12F, 15A, 15B/C, 16F, 17F, 19A, 20, 22F, 23A, 23B, 24F, 31, 33F, 35B in adults 18 years of age and older. The Breakthrough Therapy Designation is an FDA program designed to expedite the development and review of products intended for serious or life-threatening conditions. To qualify for this designation, preliminary clinical evidence must indicate that the product may demonstrate substantial improvement over currently available options on at least one clinically significant endpoint. Enrollment in the Phase 3 STRIDE-3 trial evaluating V116 in vaccine-naive adults has begun.
The charts below reflect the Company’s research pipeline as of August 2, 2022. Candidates shown in Phase 3 include the date such candidate entered into Phase 3 development. Candidates shown in Phase 2 include the most advanced compound with a specific mechanism or, if listed compounds have the same mechanism, they are each currently intended for commercialization in a given therapeutic area. Small molecules and biologics are given MK-number designations and vaccine candidates are given V-number designations. Except as otherwise noted, candidates in Phase 1, additional indications in the same therapeutic area (other than with respect to cancer) and additional claims, line extensions or formulations for in-line products are not shown.

Phase 2
Cancer
MK-0482(3)
     Non-Small-Cell Lung
MK-1026 (nemtabrutinib)
     Hematological Malignancies
MK-1200
Neoplasm Malignant
MK-1308 (quavonlimab)(2)
Non-Small-Cell Lung
MK-1308A (quavonlimab+pembrolizumab)
Advanced Solid Tumors
Colorectal
Hepatocellular
Melanoma
Small-Cell Lung
MK-2140 (zilovertamab vedotin)
Breast
Gastric
Hematological Malignancies
Non-Small-Cell Lung
Ovarian
Pancreatic
Solid Tumors
MK-2870(1)(3)
Neoplasm Malignant
MK-3475 Keytruda
Advanced Solid Tumors
MK-4280 (favezelimab)(2)
     Hematological Malignancies
     Non-Small-Cell Lung
MK-4280A (favezelimab+pembrolizumab)
     Renal Cell
     Small-Cell Lung
MK-4830(2)
        Colorectal
     Melanoma
Non-Small-Cell Lung
Renal Cell
     Small-Cell Lung
MK-5684(1)
Neoplasm Malignant
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
Colorectal
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
MK-8591 (islatravir) (February 2021)(4)
Pneumococcal Vaccine Adult
V116 (July 2022)
Pulmonary Arterial Hypertension
MK-7962 (sotatercept) (January 2021)
Respiratory Syncytial Virus
MK-1654 (clesrovimab) (November 2021)
New Molecular Entities/Vaccines Antiviral COVID-19 MK-4482 Lagevrio (EU)(1) Cough MK-7264 (gefapixant) (U.S.)(6) (EU) Pneumococcal Vaccine Adult/Pediatric V114 (JPN)
Certain Supplemental Filings
Cancer
MK-3475 Keytruda
• Second-Line Hepatocellular Cancer
(KEYNOTE-394) (U.S.)
• Adjuvent Non-Small-Cell Lung Cancer
(KEYNOTE-091) (U.S.) (EU)
• High-Risk Early-Stage Triple-Negative Breast Cancer
(KEYNOTE-522) (JPN)
• Cervical Cancer (KEYNOTE-826) (JPN)
• Adjuvent Renal Cell Cancer
(KEYNOTE-564) (JPN)

MK-7339 Lynparza(1)
• BRCA-Mutated HER2-Negative Adjuvant Breast
Cancer (OlympiA) (JPN)
• First-Line Metastatic Prostate Cancer
(PROpel) (EU) (JPN)

MK-7902 Lenvima(1)(2)
• First-Line Metastatic Hepatocellular Carcinoma
         (KEYNOTE-524) (U.S.)(7)

Footnotes:
(1) Being developed in a collaboration.
(2) Being developed in combination with Keytruda.
(3) Being developed as monotherapy and/or in combination with Keytruda.
(4) On FDA clinical hold.
(5) Available in the U.S. under Emergency Use Authorization.
(6) In response to the CRL received from the FDA for this application in January 2022, Merck is performing additional analyses and anticipates submitting this information to the FDA in the first half of 2023.
(7) In July 2020, the FDA issued a CRL for Merck’s and Eisai’s applications. Merck and Eisai intend to submit additional data when available to the FDA.

Liquidity and Capital Resources

($ in millions)	June 30, 2022	December 31, 2021
Cash and investments	$10,366	$8,466
Working capital	8,948	6,394
Total debt to total liabilities and equity	29.6%	31.3%
Cash provided by operating activities of continuing operations was $9.1 billion in the first six months of 2022 compared with $3.2 billion in the first six months of 2021 reflecting stronger operating performance, including the impact of Lagevrio (see Note 4 to the condensed consolidated financial statements). Cash provided by operating activities of continuing operations in the first six months of 2022 was reduced by $1.7 billion of milestone payments related to collaborations compared with $357 million of milestone and option payments related to collaborations in the first six months of 2021. Cash provided by operating activities of continuing operations continues to be the Company’s primary source of funds to finance operating needs, with excess cash serving as the primary source of funds to finance capital expenditures, treasury stock purchases and dividends paid to shareholders. As a result of the mandatory change in R&D capitalization rules that are effective for tax years beginning after December 31, 2021 (related to the Tax Cuts and Jobs Act of 2017), the Company expects taxes paid in the U.S. to increase significantly for the full year of 2022.
Cash used in investing activities of continuing operations was $2.3 billion in the first six months of 2022 compared with $3.3 billion in the first six months of 2021. The lower use of cash in investing activities was primarily due to lower cash used for acquisitions, partially offset by higher purchases of securities and other investments.

Cash used in financing activities of continuing operations was $4.9 billion in the first six months of 2022 compared with cash provided by financing activities of continuing operations of $164 million in the first six months of 2021. The change was primarily due to the cash distribution in 2021 received from Organon in connection with the spin-off (see Note 2 to the condensed consolidated financial statements) coupled with net repayments of short-term borrowings in the prior year period.
Capital expenditures totaled $2.1 billion in both the first six months of 2022 and the first six months of 2021.
The Company has accounts receivable factoring agreements with financial institutions in certain countries to sell accounts receivable. The Company factored $1.9 billion and $2.8 billion of accounts receivable at June 30, 2022 and December 31, 2021, respectively, under these factoring arrangements, which reduced outstanding accounts receivable. The cash received from the financial institutions is reported within operating activities in the Condensed Consolidated Statement of Cash Flows. In certain of these factoring arrangements, for ease of administration, the Company will collect customer payments related to the factored receivables, which it then remits to the financial institutions. The net cash flows relating to these collections are reported as financing activities in the Condensed Consolidated Statement of Cash Flows.
Dividends paid to stockholders were $3.5 billion and $3.3 billion for the first six months of 2022 and 2021, respectively. In May 2022, the Board of Directors declared a quarterly dividend of $0.69 per share on the Company’s stock for the third quarter that was paid in July 2022. In July 2022, the Board of Directors declared a quarterly dividend of $0.69 per share on the Company’s stock for the fourth quarter that will be paid in October 2022.
In February 2022, the Company’s $1.25 billion, 2.35% notes matured in accordance with their terms and were repaid. In January 2021, the Company’s $1.15 billion, 3.875% notes matured in accordance with their terms and were repaid.
In 2018, Merck’s Board of Directors authorized purchases of up to $10 billion of Merck’s common stock for its treasury. The treasury stock purchase authorization has no time limit and will be made over time in open-market transactions, block transactions on or off an exchange, or in privately negotiated transactions. The Company did not purchase any shares of its common stock during the first six months of 2022. As of June 30, 2022, the Company’s remaining share repurchase authorization was $5.0 billion.
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
The economy of Turkey was recently determined to be hyperinflationary. Consequently, in accordance with U.S. GAAP, the Company’s monetary assets and liabilities that are subject to remeasurement as a result of the changes in the Turkish lira changed beginning in the second quarter of 2022. This change had an immaterial impact to Merck’s condensed consolidated financial statements.

Item 4. Controls and Procedures
Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures over financial reporting. Based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2022, the Company’s disclosure controls and procedures are effective. For the second quarter of 2022, there were no changes in internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
The Company does not assume the obligation to update any forward-looking statement. One should carefully evaluate such statements in light of factors, including risk factors, described in the Company’s filings with the Securities and Exchange Commission, especially on Forms 10-K, 10-Q and 8-K. In Item 1A. “Risk Factors” of the Company’s Annual Report on Form 10‑K for the year ended December 31, 2021, filed on February 25, 2022, in the Company’s Form 10-Q for the quarterly period ended March 31, 2022, filed on May 5, 2022, and in this Form 10-Q, the Company discusses in more detail various important risk factors that could cause actual results to differ from expected or historic results. The Company notes these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. One should understand that it is not possible to predict or identify all such factors. Consequently, the reader should not consider any such list to be a complete statement of all potential risks or uncertainties.
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
The financial impacts of the war between Russia and Ukraine were immaterial to the Company’s consolidated financial statements for the second quarter and first six months of 2022. However, the degree to which the war and related disruptions will impact the Company’s results for the remainder of 2022 or beyond is difficult to predict and will depend on developments outside of the Company’s control, including, but not limited to, the duration and severity of the conflict, ongoing and additional financial and economic sanctions imposed by governments in response, restrictions on travel, regional instability, geopolitical shifts, and adverse effects on fuel and energy costs, supply chains, macroeconomic conditions, currency exchange rates and financial markets. Such developments may negatively impact the Company directly or indirectly as well as the parties with which the Company conducts business. In addition, the effects of the war between Russia and Ukraine could heighten other risks disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, which could materially adversely affect the Company’s business, results of operations and financial condition.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer purchases of equity securities for the three months ended June 30, 2022 were as follows:
ISSUER PURCHASES OF EQUITY SECURITIES

				($ in millions)
Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
April 1 - April 30	—	$0.00	—	$5,047
May 1 - May 31	—	$0.00	—	$5,047
June 1 - June 30	—	$0.00	—	$5,047
Total	—	$0.00	—
(1) The Company did not purchase any shares during the three months ended June 30, 2022 under the plan approved by the Board of Directors in October 2018 to purchase up to $10 billion of Merck’s common stock for its treasury.
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

MERCK & CO., INC.

Date: August 4, 2022	/s/ Jennifer Zachary
JENNIFER ZACHARY
Executive Vice President and General Counsel

Date: August 4, 2022	/s/ Rita A. Karachun
RITA A. KARACHUN
Senior Vice President Finance - Global Controller