Form 10-Q
period 2023-06-30
Merck & Co., Inc.
filed 2023-08-07
CIK 310158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
The number of shares of common stock outstanding as of the close of business on July 31, 2023: 2,537,521,169

Part I - Financial Information
Item 1. Financial Statements
MERCK & CO., INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited, $ in millions except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Sales	$15,035	$14,593	$29,522	$30,494
Costs, Expenses and Other
Cost of sales	4,024	4,216	7,951	9,596
Selling, general and administrative	2,702	2,512	5,182	4,834
Research and development	13,321	2,798	17,597	5,374
Restructuring costs	151	142	218	194
Other (income) expense, net	172	438	259	1,148
	20,370	10,106	31,207	21,146
(Loss) Income Before Taxes	(5,335)	4,487	(1,685)	9,348
Income Tax Provision	637	538	1,462	1,092
Net (Loss) Income	(5,972)	3,949	(3,147)	8,256
Less: Net Income Attributable to Noncontrolling Interests	3	5	7	2
Net (Loss) Income Attributable to Merck & Co., Inc.	$(5,975)	$3,944	$(3,154)	$8,254
Basic (Loss) Earnings per Common Share Attributable to Merck & Co., Inc. Common Shareholders	$(2.35)	$1.56	$(1.24)	$3.26
(Loss) Earnings per Common Share Assuming Dilution Attributable to Merck & Co., Inc. Common Shareholders	$(2.35)	$1.55	$(1.24)	$3.25

MERCK & CO., INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE (LOSS) INCOME
(Unaudited, $ in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net (Loss) Income Attributable to Merck & Co., Inc.	$(5,975)	$3,944	$(3,154)	$8,254
Other Comprehensive (Loss) Income Net of Taxes:
Net unrealized gain on derivatives, net of reclassifications	145	183	12	246
Benefit plan net (loss) gain and prior service (cost) credit, net of amortization	(25)	246	(75)	278
Cumulative translation adjustment	(137)	(387)	(69)	(422)
	(17)	42	(132)	102
Comprehensive (Loss) Income Attributable to Merck & Co., Inc.	$(5,992)	$3,986	$(3,286)	$8,356
 The accompanying notes are an integral part of these condensed consolidated financial statements.

MERCK & CO., INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited, $ in millions except per share amounts)

	June 30, 2023	December 31, 2022
Assets
Current Assets
Cash and cash equivalents	$5,660	$12,694
Short-term investments	718	498
Accounts receivable (net of allowance for doubtful accounts of $86 in 2023 and $72 in 2022)	11,030	9,450
Inventories (excludes inventories of $3,220 in 2023 and $2,938 in 2022 classified in Other assets - see Note 7)	5,930	5,911
Other current assets	6,639	7,169
Total current assets	29,977	35,722
Investments	1,214	1,015
Property, Plant and Equipment, at cost, net of accumulated depreciation of $18,432 in 2023 and $17,985 in 2022	22,231	21,422
Goodwill	21,195	21,204
Other Intangibles, Net	19,665	20,269
Other Assets	10,187	9,528
	$104,469	$109,160
Liabilities and Equity
Current Liabilities
Loans payable and current portion of long-term debt	$2,839	$1,946
Trade accounts payable	3,442	4,264
Accrued and other current liabilities	13,747	14,159
Income taxes payable	1,489	1,986
Dividends payable	1,877	1,884
Total current liabilities	23,394	24,239
Long-Term Debt	34,072	28,745
Deferred Income Taxes	996	1,795
Other Noncurrent Liabilities	7,265	8,323
Merck & Co., Inc. Stockholders’ Equity
Common stock, $0.50 par value Authorized - 6,500,000,000 shares Issued - 3,577,103,522 shares in 2023 and 2022	1,788	1,788
Other paid-in capital	44,219	44,379
Retained earnings	54,198	61,081
Accumulated other comprehensive loss	(4,900)	(4,768)
	95,305	102,480
Less treasury stock, at cost: 1,037,678,033 shares in 2023 and 1,039,269,638 shares in 2022	56,612	56,489
Total Merck & Co., Inc. stockholders’ equity	38,693	45,991
Noncontrolling Interests	49	67
Total equity	38,742	46,058
	$104,469	$109,160
The accompanying notes are an integral part of this condensed consolidated financial statement.

MERCK & CO., INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited, $ in millions)

	Six Months Ended June 30,
	2023	2022
Cash Flows from Operating Activities
Net (loss) income	$(3,147)	$8,256
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Amortization	1,020	1,163
Depreciation	874	895
(Income) loss from investments in equity securities, net	(274)	991
Charge for the acquisition of Prometheus Biosciences, Inc.	10,217	—
Charge for the acquisition of Imago BioSciences, Inc.	1,192	—
Deferred income taxes	(632)	(600)
Share-based compensation	314	257
Other	5	799
Net changes in assets and liabilities	(4,526)	(2,698)
Net Cash Provided by Operating Activities	5,043	9,063
Cash Flows from Investing Activities
Capital expenditures	(1,972)	(2,113)
Purchases of securities and other investments	(587)	(705)
Proceeds from sales of securities and other investments	785	374
Acquisition of Prometheus Biosciences, Inc., net of cash acquired	(10,705)	—
Acquisition of Imago BioSciences, Inc., net of cash acquired	(1,327)	—
Other	4	194
Net Cash Used in Investing Activities	(13,802)	(2,250)
Cash Flows from Financing Activities
Net change in short-term borrowings	1,937	—
Proceeds from issuance of debt	5,946	—
Payments on debt	(1,751)	(1,250)
Purchases of treasury stock	(487)	—
Dividends paid to stockholders	(3,738)	(3,515)
Proceeds from exercise of stock options	112	109
Other	(315)	(207)
Net Cash Provided by (Used in) Financing Activities	1,704	(4,863)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	(6)	(364)
Net (Decrease) Increase in Cash, Cash Equivalents and Restricted Cash	(7,061)	1,586
Cash, Cash Equivalents and Restricted Cash at Beginning of Year (includes restricted cash of $79 and $71 at January 1, 2023 and 2022, respectively, included in Other current assets)	12,773	8,167
Cash, Cash Equivalents and Restricted Cash at End of Period (includes restricted cash of $52 and $78 at June 30, 2023 and 2022, respectively, included in Other current assets)	$5,712	$9,753
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
In June 2022, the FASB issued guidance related to the fair value measurement of an equity security subject to contractual restrictions that prohibit the sale of the equity security. The new guidance also introduces new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The Company adopted the guidance effective July 1, 2023. There was no impact to the Company’s consolidated financial statements upon adoption.
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
In June 2023, Merck acquired Prometheus Biosciences, Inc. (Prometheus), a clinical-stage biotechnology company pioneering a precision medicine approach for the discovery, development, and commercialization of novel therapeutic and companion diagnostic products for the treatment of immune-mediated diseases. Total consideration paid of $11.0 billion included $1.2 billion of costs to settle share-based equity awards (including $700 million to settle unvested equity awards). Prometheus’ lead candidate, MK-7240 (formerly PRA023), is a humanized monoclonal antibody directed to tumor necrosis factor-like ligand 1A, a target associated with both intestinal inflammation and fibrosis. MK-7240 is being developed for the treatment of immune-mediated diseases including ulcerative colitis, Crohn’s disease, and other autoimmune conditions. The transaction was accounted for as an acquisition of an asset since MK-7240 accounted for substantially all of the fair value of the gross assets acquired (excluding cash and deferred income taxes). Merck recorded net assets of $877 million, including cash of $368 million, investments of $296 million, deferred tax assets of $218 million and other net liabilities of $5 million, as well as Research and development expenses of $10.2 billion in the second quarter and first six months of 2023 related to the transaction. There are no future contingent payments associated with the acquisition.
In February 2023, Merck and Kelun-Biotech (a holding subsidiary of Sichuan Kelun Pharmaceutical Co., Ltd.) closed a license and collaboration agreement expanding their relationship in which Merck gained exclusive rights for the research, development, manufacture and commercialization of up to seven investigational preclinical antibody drug conjugates (ADCs) for the treatment of cancer. Kelun-Biotech retained the right to research, develop, manufacture and commercialize certain licensed and option ADCs for Chinese mainland, Hong Kong and Macau. Merck made an upfront payment of $175 million, which was recorded in Research and development expenses in the first six months of 2023. In addition, Kelun-Biotech is eligible to receive future contingent development-related payments aggregating up to $1.0 billion, $2.8 billion in regulatory milestones, and $5.5 billion in sales-based milestones if Kelun-Biotech does not retain Chinese mainland, Hong Kong and Macau rights for the option ADCs and all candidates achieve regulatory approval. In addition, Kelun-Biotech is eligible to receive tiered royalties ranging from a mid-single-digit rate to a low-double-digit rate on future net sales for any commercialized ADC product. Also, in connection with the agreement, Merck invested $100 million in Kelun-Biotech’s Series B preferred shares in January 2023.
In January 2023, Merck acquired Imago BioSciences, Inc. (Imago), a clinical stage biopharmaceutical company developing new medicines for the treatment of myeloproliferative neoplasms and other bone marrow diseases, for $1.35 billion (including payments to settle share-based equity awards) and also incurred approximately $60 million of transaction costs. Imago’s lead candidate bomedemstat, MK-3543 (formerly IMG-7289), is an investigational orally available lysine-specific demethylase 1 inhibitor currently being evaluated in multiple Phase 2 clinical trials for the treatment of essential

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
thrombocythemia, myelofibrosis, and polycythemia vera, in addition to other indications. The transaction was accounted for as an acquisition of an asset since bomedemstat represented substantially all of the fair value of the gross assets acquired (excluding cash and deferred income taxes). Merck recorded net assets of $219 million, as well as Research and development expenses of $1.2 billion in the first six months of 2023 related to the transaction. There are no future contingent payments associated with the acquisition.
In May 2022, in connection with an existing arrangement, Merck exercised its option to obtain an exclusive license outside of Chinese mainland, Hong Kong, Macau and Taiwan for the development, manufacture and commercialization of Kelun-Biotech’s trophoblast antigen 2 (TROP2)-targeting ADC programs, including its lead compound, SKB-264 (MK-2870), which is currently in Phase 2 clinical development. Under the terms of the agreement, Merck and Kelun-Biotech will collaborate on certain early clinical development plans, including evaluating the potential of MK-2870 as a monotherapy and in combination with Keytruda for advanced solid tumors. Upon option exercise, Merck made a payment of $30 million, which was recorded in Research and development expenses in the second quarter and first six months of 2022, and agreed to make additional payments of $30 million upon completion of specified project activities and $25 million upon technology transfer. Merck also agreed to make quarterly payments in 2022 and 2023 aggregating up to $111 million to fund Kelun-Biotech’s ongoing research and development activities, of which $81 million has been paid through June 2023. In addition, Kelun-Biotech is eligible to receive future contingent milestone payments (which include all program compounds) aggregating up to $90 million in developmental milestones, $290 million in first commercial sale milestones, and $780 million in sales-based milestones. The agreement also provides for Merck to pay tiered royalties ranging from a mid-single-digit rate to a low-double-digit rate on future net sales.
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
AstraZeneca PLC
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
In the first quarter of 2022, Merck determined it was probable that sales of Lynparza in the future would trigger a $600 million sales-based milestone payment from Merck to AstraZeneca. Accordingly, Merck recorded a $600 million liability (which remained accrued at June 30, 2023) and a corresponding increase to the intangible asset related to Lynparza. Merck also recognized $250 million of cumulative amortization catch-up expense related to the recognition of this milestone in the first six months of 2022. Additionally, in the first six months of 2022, Merck made a sales-based milestone payment to AstraZeneca (which had been previously accrued for) of $400 million. Potential future sales-based milestone payments of $2.1 billion have not yet been accrued as they are not deemed by the Company to be probable at this time. In the first quarter of 2023, Merck made a regulatory milestone payment to AstraZeneca of $105 million (which had been previously accrued for). In the second quarter of 2023, Lynparza received a regulatory approval triggering a future milestone payment of up to $245 million from Merck to AstraZeneca. In 2022, Lynparza received regulatory approvals triggering capitalized milestone payments of $250 million from Merck to AstraZeneca (of which $175 million was paid in the first six months of 2022). Potential future regulatory milestone payments of $850 million remain under the agreement.
The intangible asset balance related to Lynparza (which includes capitalized sales-based and regulatory milestone payments) was $1.7 billion at June 30, 2023 and is included in Other Intangibles, Net. The amount is being amortized over its estimated useful life through 2028 as supported by projected future cash flows, subject to impairment testing.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
Summarized financial information related to this collaboration is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2023	2022	2023	2022
Alliance revenue - Lynparza	$310	$275	$585	$541
Alliance revenue - Koselugo	25	24	48	33
Total alliance revenue	$335	$299	$633	$574

Cost of sales (1)	78	62	148	361
Selling, general and administrative	51	46	98	90
Research and development	22	25	43	51

($ in millions)			June 30, 2023	December 31, 2022
Receivables from AstraZeneca included in Other current assets			$332	$303
Payables to AstraZeneca included in Accrued and other current liabilities (2)			260	123
Payables to AstraZeneca included in Other Noncurrent Liabilities (2)			600	600
(1)    Represents amortization of capitalized milestone payments. Amount in the first six months of 2022 includes $250 million of cumulative amortization catch-up expense as noted above.
(2)    Includes accrued milestone payments.
Eisai Co., Ltd.
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
In the first quarter of 2023, Merck determined it was probable that sales of Lenvima in the future would trigger a $125 million sales-based milestone payment from Merck to Eisai. Accordingly, Merck recorded a $125 million liability and a corresponding increase to the intangible asset related to Lenvima. Merck also recognized $72 million of cumulative amortization catch-up expense related to the recognition of this milestone in the first six months of 2023. The Company made this sales-based milestone payment to Eisai in the second quarter of 2023. In the first six months of 2022, Merck made sales-based milestone payments to Eisai (which had been previously accrued for) aggregating $600 million. Potential future sales-based milestone payments of $2.4 billion have not yet been accrued as they are not deemed by the Company to be probable at this time. In 2022, Lenvima received regulatory approvals triggering capitalized milestone payments of $50 million from Merck to Eisai (of which $25 million was paid in the first six months of 2022). There are no regulatory milestone payments remaining under the agreement.
The intangible asset balance related to Lenvima (which includes capitalized sales-based and regulatory milestone payments) was $756 million at June 30, 2023 and is included in Other Intangibles, Net. The amount is being amortized over its estimated useful life through 2026 as supported by projected future cash flows, subject to impairment testing.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
Summarized financial information related to this collaboration is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2023	2022	2023	2022
Alliance revenue - Lenvima	$242	$231	$474	$459

Cost of sales (1)	57	53	183	106
Selling, general and administrative	48	42	99	73
Research and development	17	47	56	104

($ in millions)			June 30, 2023	December 31, 2022
Receivables from Eisai included in Other current assets			$242	$214
(1)    Represents amortization of capitalized milestone payments. Amount in the first six months of 2023 includes $72 million of cumulative amortization catch-up expense as noted above.
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
In addition, the agreement provided for contingent payments from Merck to Bayer related to the successful achievement of sales-based milestones. In the first six months of 2022, Merck made the final $400 million sales-based milestone payment under this collaboration to Bayer.
The intangible asset balances related to Adempas (which includes the acquired intangible asset balance, as well as capitalized sales-based milestone payments attributed to Adempas) and Verquvo (which reflects the portion of the final sales-based milestone payment that was attributed to Verquvo) were $586 million and $55 million, respectively, at June 30, 2023 and are included in Other Intangibles, Net. The assets are being amortized over their estimated useful lives (through 2027 for Adempas and through 2031 for Verquvo) as supported by projected future cash flows, subject to impairment testing.
Summarized financial information related to this collaboration is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2023	2022	2023	2022
Alliance revenue - Adempas/Verquvo	$68	$98	$167	$170
Net sales of Adempas recorded by Merck	65	63	125	124
Net sales of Verquvo recorded by Merck	9	6	16	9
Total sales	$142	$167	$308	$303

Cost of sales (1)	56	54	113	103
Selling, general and administrative	34	42	67	65
Research and development	25	17	50	34

($ in millions)			June 30, 2023	December 31, 2022
Receivables from Bayer included in Other current assets			$144	$143
Payables to Bayer included in Accrued and other current liabilities			82	80
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

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
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
Summarized financial information related to this collaboration is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2023	2022	2023	2022
Net sales of Lagevrio recorded by Merck	$203	$1,177	$595	$4,424

Cost of sales (1)(2)	193	615	414	2,341
Selling, general and administrative (2)	24	34	51	69
Research and development (2)	10	30	26	56

($ in millions)			June 30, 2023	December 31, 2022
Receivables from Ridgeback included in Other current assets (3)			$51	$—
Payables to Ridgeback included in Accrued and other current liabilities (4)			30	348
(1)    Includes royalty expense, amortization of capitalized milestone payments and inventory reserves.
(2)    Expenses include an allocation for overhead charges.
(3)    Includes partner advances.
(4)    Includes accrued royalties. Amount at December 31, 2022 also includes an accrued milestone payment.
Bristol-Myers Squibb Company
Reblozyl (luspatercept-aamt) is a first-in-class erythroid maturation recombinant fusion protein that is being commercialized through a global collaboration with Bristol-Myers Squibb Company (BMS). Reblozyl is approved in the U.S., Europe and certain other markets for the treatment of anemia in certain rare blood disorders and is also being evaluated for additional indications for hematology therapies. BMS is the principal on sales transactions for Reblozyl; however, Merck co-promotes Reblozyl (and will co-promote all future products approved under this collaboration) in North America, which is reimbursed by BMS. Merck receives a 20% sales royalty from BMS which could increase to a maximum of 24% based on sales levels. This royalty will be reduced by 50% upon the earlier of patent expiry or generic entry on an indication-by-indication basis in each market. Additionally, Merck is eligible to receive future contingent sales-based milestone payments of up to $80 million. Alliance revenue related to this collaboration (recorded within Sales) consists of royalties and, for the first six months of 2022, also includes the receipt of a regulatory approval milestone payment of $20 million. Merck recorded alliance revenue related to this collaboration of $47 million and $90 million in the second quarter and first six months of 2023, respectively, compared with $33 million and $86 million in the second quarter and first six months of 2022, respectively.
4. Spin-Off of Organon & Co.
On June 2, 2021, Merck completed the spin-off of Organon through a distribution of Organon’s publicly traded stock to Company shareholders. In connection with the spin-off, Merck and Organon entered into a separation and distribution agreement and also entered into various other agreements to effect the spin-off and provide a framework for the relationship between Merck and Organon after the spin-off, including a transition services agreement (TSA), manufacturing and supply agreements (MSAs), trademark license agreements, intellectual property license agreements, an employee matters agreement, a tax matters agreement and certain other commercial agreements. Under the TSA, Merck is providing Organon various services and, similarly, Organon is providing Merck various services. A majority of the services provided under the TSA terminated within 25 months following the spin-off; a majority of the remaining services will terminate within 35 months following the spin-off. Merck and Organon also entered into a series of interim operating agreements pursuant to which in various jurisdictions where Merck held licenses, permits and other rights in connection with marketing, import and/or distribution of Organon products prior to the separation, Merck is continuing to market, import and distribute such products until such time as the relevant licenses and permits are transferred to Organon. Under such interim operating agreements and in accordance with the separation and distribution agreement, Merck is continuing operations in the affected markets on behalf of Organon, with Organon receiving all of the economic benefits and burdens of such activities. Additionally, Merck and Organon entered into a number of MSAs pursuant to which Merck is (a) manufacturing and supplying certain active pharmaceutical ingredients for Organon, (b) manufacturing and supplying certain formulated pharmaceutical products for Organon, and (c) packaging and labeling certain finished pharmaceutical products for Organon. Similarly, Organon and Merck entered into a number of MSAs pursuant to which Organon is (a) manufacturing and supplying certain formulated pharmaceutical products for Merck, and (b) packaging and labeling certain finished pharmaceutical products for Merck. The terms of the MSAs range in initial duration from four years to ten years.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
The amounts included in the condensed consolidated statement of operations for the above MSAs include sales of $96 million and $95 million and related cost of sales of $101 million and $103 million for the second quarter of 2023 and 2022, respectively, and sales of $191 million and $194 million and related cost of sales of $208 million and $208 million for the first six months of 2023 and 2022, respectively. Amounts included in the condensed consolidated statement of operations for the TSAs were immaterial for the three and six months ended June 30, 2023 and June 30, 2022.
The amounts due from Organon under all of the above agreements were $539 million and $511 million at June 30, 2023 and December 31, 2022, respectively, and are reflected in Other current assets. The amounts due to Organon under these agreements were $351 million and $345 million at June 30, 2023 and December 31, 2022, respectively, and are included in Accrued and other current liabilities.
5.    Restructuring
In 2019, Merck approved a global restructuring program (Restructuring Program) as part of a worldwide initiative focused on optimizing the Company’s manufacturing and supply network, as well as reducing its global real estate footprint. The actions contemplated under the Restructuring Program are expected to be substantially completed by the end of 2023, with the cumulative pretax costs to be incurred by the Company to implement the program estimated to be approximately $3.9 billion. The Company estimates that approximately 70% of the cumulative pretax costs will result in cash outlays, primarily related to employee separation expense and facility shut-down costs. Approximately 30% of the cumulative pretax costs will be non-cash, relating primarily to the accelerated depreciation of facilities to be closed or divested.
The Company recorded total pretax costs of $236 million and $258 million in the second quarter of 2023 and 2022, respectively, and $333 million and $384 million for the first six months of 2023 and 2022, respectively, related to restructuring program activities. Since inception of the Restructuring Program through June 30, 2023, Merck has recorded total pretax accumulated costs of approximately $3.7 billion. For the full year of 2023, the Company expects to record charges of approximately $550 million related to the Restructuring Program. For segment reporting, restructuring charges are unallocated expenses.
The following tables summarize the charges related to restructuring program activities by type of cost:

	Three Months Ended June 30, 2023				Six Months Ended June 30, 2023
($ in millions)	Separation Costs	Accelerated Depreciation	Other	Total	Separation Costs	Accelerated Depreciation	Other	Total
Cost of sales	$—	$22	$10	$32	$—	$43	$18	$61
Selling, general and administrative	—	—	52	52	—	—	53	53
Research and development	—	—	1	1	—	—	1	1
Restructuring costs	110	—	41	151	151	—	67	218
	$110	$22	$104	$236	$151	$43	$139	$333

	Three Months Ended June 30, 2022				Six Months Ended June 30, 2022
($ in millions)	Separation Costs	Accelerated Depreciation	Other	Total	Separation Costs	Accelerated Depreciation	Other	Total
Cost of sales	$—	$17	$50	$67	$—	$35	$78	$113
Selling, general and administrative	—	8	19	27	—	12	36	48
Research and development	—	22	—	22	—	29	—	29
Restructuring costs	106	—	36	142	132	—	62	194
	$106	$47	$105	$258	$132	$76	$176	$384
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

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
The following table summarizes the charges and spending relating to restructuring program activities for the six months ended June 30, 2023:

($ in millions)	Separation Costs	Accelerated Depreciation	Other	Total
Restructuring reserves January 1, 2023	$479	$—	$34	$513
Expenses	151	43	139	333
(Payments) receipts, net	(84)	—	(74)	(158)
Non-cash activity	—	(43)	(68)	(111)
Restructuring reserves June 30, 2023 (1)	$546	$—	$31	$577
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
The effects of the Company’s net investment hedges on OCI and the Condensed Consolidated Statement of Operations are shown below:

	Amount of Pretax (Gain) Loss Recognized in Other Comprehensive Income (1)				Amount of Pretax (Gain) Loss Recognized in Other (income) expense, net for Amounts Excluded from Effectiveness Testing
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2023	2022	2023	2022	2023	2022	2023	2022
Net Investment Hedging Relationships
Foreign exchange contracts	$—	$(31)	$1	$(46)	$—	$(1)	$1	$(2)
Euro-denominated notes	21	(128)	73	(181)	—	—	—	—
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
Presented in the table below is the fair value of derivatives on a gross basis segregated between those derivatives that are designated as hedging instruments and those that are not designated as hedging instruments:

		June 30, 2023			December 31, 2022
		Fair Value of Derivative		U.S. Dollar Notional	Fair Value of Derivative		U.S. Dollar Notional
($ in millions)		Asset	Liability		Asset	Liability
Derivatives Designated as Hedging Instruments	Balance Sheet Caption
Foreign exchange contracts	Other current assets	$200	$—	$5,976	$220	$—	$4,824
Foreign exchange contracts	Other Assets	43	—	1,750	27	—	1,609
Foreign exchange contracts	Accrued and other current liabilities	—	62	2,245	—	101	2,691
Foreign exchange contracts	Other Noncurrent Liabilities	—	1	328	—	1	91
		$243	$63	$10,299	$247	$102	$9,215
Derivatives Not Designated as Hedging Instruments	Balance Sheet Caption
Foreign exchange contracts	Other current assets	$222	$—	$8,838	$186	$—	$8,540
Foreign exchange contracts	Accrued and other current liabilities	—	181	10,112	—	307	10,926
		$222	$181	$18,950	$186	$307	$19,466
		$465	$244	$29,249	$433	$409	$28,681
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

	June 30, 2023		December 31, 2022
($ in millions)	Asset	Liability	Asset	Liability
Gross amounts recognized in the condensed consolidated balance sheet	$465	$244	$433	$409
Gross amounts subject to offset in master netting arrangements not offset in the condensed consolidated balance sheet	(180)	(180)	(220)	(220)
Cash collateral received/posted	(102)	—	(66)	(19)
Net amounts	$183	$64	$147	$170

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
The table below provides information regarding the location and amount of pretax gains and losses of derivatives designated in fair value or cash flow hedging relationships:

	Three Months Ended June 30,						Six Months Ended June 30,
($ in millions)	2023	2022	2023	2022	2023	2022	2023	2022	2023	2022	2023	2022
Financial Statement Caption in which Effects of Fair Value or Cash Flow Hedges are Recorded	Sales		Other (income) expense, net (1)		Other comprehensive income (loss)		Sales		Other (income) expense, net (1)		Other comprehensive income (loss)
	$15,035	$14,593	$172	$438	$(17)	$42	$29,522	$30,494	$259	$1,148	$(132)	$102
(Gain) loss on fair value hedging relationships:
Interest rate swap contracts
Hedged items	—	—	—	(4)	—	—	—	—	—	(14)	—	—
Derivatives designated as hedging instruments	—	—	—	1	—	—	—	—	—	4	—	—
Impact of cash flow hedging relationships:
Foreign exchange contracts
Amount of gain recognized in OCI on derivatives	—	—	—	—	194	403	—	—	—	—	128	551
Increase in Sales as a result of AOCL reclassifications	24	172	—	—	(24)	(172)	125	239	—	—	(125)	(239)
Interest rate contracts
Amount of gain recognized in Other (income) expense, net on derivatives	—	—	—	—	—	—	—	—	(1)	(1)	—	—
Amount of gain (loss) recognized in OCI on derivatives	—	—	—	—	13	—	—	—	—	—	13	(1)
(1)    Interest expense is a component of Other (income) expense, net.
The table below provides information regarding the income statement effects of derivatives not designated as hedging instruments:

		Amount of Derivative Pretax (Gain) Loss Recognized in Income
		Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)		2023	2022	2023	2022
Derivatives Not Designated as Hedging Instruments	Income Statement Caption
Foreign exchange contracts (1)	Other (income) expense, net	$(41)	$(64)	$(28)	$(36)
Foreign exchange contracts (2)	Sales	(5)	(36)	(3)	(38)
(1)    These derivative contracts primarily mitigate changes in the value of remeasured foreign currency denominated monetary assets and liabilities attributable to changes in foreign currency exchange rates.
(2)    These derivative contracts serve as economic hedges of forecasted transactions.
At June 30, 2023, the Company estimates $83 million of pretax net unrealized gains on derivatives maturing within the next 12 months that hedge foreign currency denominated sales over that same period will be reclassified from AOCL to Sales. The amount ultimately reclassified to Sales may differ as foreign exchange rates change. Realized gains and losses are ultimately determined by actual exchange rates at maturity.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
Investments in Debt and Equity Securities
Information on investments in debt and equity securities is as follows:

	June 30, 2023				December 31, 2022
	Amortized Cost	Gross Unrealized		Fair Value	Amortized Cost	Gross Unrealized		Fair Value
($ in millions)		Gains	Losses			Gains	Losses
Commercial paper	$561	$—	$—	$561	$498	$—	$—	$498
U.S. government and agency securities	256	—	—	256	68	—	—	68
Corporate notes and bonds	4	—	—	4	3	—	—	3
Total debt securities	$821	$—	$—	$821	$569	$—	$—	$569
Publicly traded equity securities (1)				1,520				1,284
Total debt and publicly traded equity securities				$2,341				$1,853
(1)    Unrealized net losses (gains) of $71 million and $(267) million were recorded in Other (income) expense, net in the second quarter and first six months of 2023, respectively, on equity securities still held at June 30, 2023. Unrealized net (gains) losses of $(25) million and $194 million were recorded in Other (income) expense, net in the second quarter and first six months of 2022, respectively, on equity securities still held at June 30, 2022.
At June 30, 2023 and June 30, 2022, the Company also had $949 million and $671 million, respectively, of equity investments without readily determinable fair values included in Other Assets. The Company records unrealized gains on these equity investments based on favorable observable price changes from transactions involving similar investments of the same investee and records unrealized losses based on unfavorable observable price changes, which are included in Other (income) expense, net. During the first six months of 2023, the Company recorded unrealized gains of $3 million and unrealized losses of $23 million related to certain of these equity investments still held at June 30, 2023. During the first six months of 2022, the Company recorded unrealized gains of $20 million and unrealized losses of $1 million related to certain of these investments still held at June 30, 2022. Cumulative unrealized gains and cumulative unrealized losses based on observable price changes for investments in equity investments without readily determinable fair values still held at June 30, 2023 were $287 million and $42 million, respectively.
At June 30, 2023 and June 30, 2022, the Company also had $622 million and $805 million, respectively, recorded in Other Assets for equity securities held through ownership interests in investment funds. (Gains) losses recorded in Other (income) expense, net relating to these investment funds were $105 million and $302 million for the second quarter of 2023 and 2022, respectively, and were $(27) million and $811 million for the first six months of 2023 and 2022, respectively.
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

	Fair Value Measurements Using				Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
($ in millions)	June 30, 2023				December 31, 2022
Assets
Investments
Commercial paper	$—	$561	$—	$561	$—	$498	$—	$498
U.S. government and agency securities	—	187	—	187	—	—	—	—
Publicly traded equity securities	1,184	—	—	1,184	1,015	—	—	1,015
	1,184	748	—	1,932	1,015	498	—	1,513
Other assets (1)
U.S. government and agency securities	69	—	—	69	68	—	—	68
Corporate notes and bonds	4	—	—	4	3	—	—	3
Publicly traded equity securities	336	—	—	336	269	—	—	269
	409	—	—	409	340	—	—	340
Derivative assets (2)
Forward exchange contracts	—	316	—	316	—	218	—	218
Purchased currency options	—	149	—	149	—	215	—	215
	—	465	—	465	—	433	—	433
Total assets	$1,593	$1,213	$—	$2,806	$1,355	$931	$—	$2,286
Liabilities
Other liabilities
Contingent consideration	$—	$—	$349	$349	$—	$—	$456	$456
Derivative liabilities (2)
Forward exchange contracts	—	235	—	235	—	402	—	402
Written currency options	—	9	—	9	—	7	—	7
	—	244	—	244	—	409	—	409
Total liabilities	$—	$244	$349	$593	$—	$409	$456	$865
(1)    Investments included in other assets are restricted as to use, including for the payment of benefits under employee benefit plans.
(2)    The fair value determination of derivatives includes the impact of the credit risk of counterparties to the derivatives and the Company’s own credit risk, the effects of which were not significant.
As of June 30, 2023 and December 31, 2022, Cash and cash equivalents included $4.9 billion and $11.3 billion of cash equivalents, respectively (which would be considered Level 2 in the fair value hierarchy).
Contingent Consideration
Summarized information about the changes in the fair value of liabilities for contingent consideration associated with business combinations is as follows:

($ in millions)	2023	2022
Fair value January 1	$456	$777
Changes in estimated fair value (1)	10	(114)
Payments	(117)	(119)
Other	—	(2)
Fair value June 30 (2)	$349	$542
(1)    Recorded in Cost of sales, Research and development expenses, and Other (income) expense, net. Includes cumulative translation adjustments.
(2)    At June 30, 2023, $262 million of the liabilities relate to the termination of the Sanofi Pasteur MSD joint venture in 2016. As part of the termination, Merck recorded a liability for contingent future royalty payments of 11.5% on net sales of all Merck products that were previously sold by the joint venture through December 31, 2024. The fair value of this liability is determined utilizing the estimated amount and timing of projected cash flows using a risk-adjusted discount rate to present value the cash flows. Balance at June 30, 2023 includes $130 million recorded as a current liability for amounts expected to be paid within the next 12 months.
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
The estimated fair value of loans payable and long-term debt (including current portion) at June 30, 2023, was $34.0 billion compared with a carrying value of $36.9 billion and at December 31, 2022, was $26.7 billion compared with a carrying value of $30.7 billion. Fair value was estimated using recent observable market prices and would be considered Level 2 in the fair value hierarchy.
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
The Company has accounts receivable factoring agreements with financial institutions in certain countries to sell accounts receivable. The Company factored $2.9 billion and $2.5 billion of accounts receivable as of June 30, 2023 and December 31, 2022, respectively, under these factoring arrangements, which reduced outstanding accounts receivable. The cash received from the financial institutions is reported within operating activities in the Condensed Consolidated Statement of Cash Flows. In certain of these factoring arrangements, for ease of administration, the Company will collect customer payments related to the factored receivables, which it then remits to the financial institutions. As of June 30, 2023 and December 31, 2022, the Company had collected $44 million and $67 million, respectively, on behalf of the financial institutions, which is reflected as restricted cash in Other current assets and the related obligation to remit the cash within Accrued and other current liabilities. The Company remitted the cash to the financial institutions in July 2023 and January 2023, respectively. The net cash flows related to these collections are reported as financing activities in the Condensed Consolidated Statement of Cash Flows. The cost of factoring such accounts receivable was de minimis.
Derivative financial instruments are executed under International Swaps and Derivatives Association master agreements. The master agreements with several of the Company’s financial institution counterparties also include credit support annexes. These annexes contain provisions that require collateral to be exchanged depending on the value of the derivative assets and liabilities, the Company’s credit rating, and the credit rating of the counterparty. Cash collateral received by the Company from various counterparties was $102 million and $66 million at June 30, 2023 and December 31, 2022, respectively. The obligation to return such collateral is recorded in Accrued and other current liabilities. Cash collateral advanced by the Company to various counterparties was $19 million at December 31, 2022.
7.    Inventories
Inventories consisted of:

($ in millions)	June 30, 2023	December 31, 2022
Finished goods	$1,841	$1,841
Raw materials and work in process	7,453	7,063
Supplies	269	238
Total	9,563	9,142
Decrease to LIFO cost	(413)	(293)
	$9,150	$8,849
Recognized as:
Inventories	$5,930	$5,911
Other Assets	3,220	2,938
Amounts recognized as Other Assets are comprised almost entirely of raw materials and work in process inventories. At June 30, 2023 and December 31, 2022, these amounts included $2.6 billion and $2.4 billion, respectively, of inventories not expected to be sold within one year. In addition, these amounts included $663 million and $516 million at June 30, 2023 and December 31, 2022, respectively, of inventories produced in preparation for product launches.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
8. Long-Term Debt
In May 2023, the Company issued $6.0 billion principal amount of senior unsecured notes consisting of $500 million of 4.05% notes due 2028, $750 million of 4.30% notes due 2030, $1.5 billion of 4.50% notes due 2033, $750 million of 4.90% notes due 2044, $1.5 billion of 5.00% notes due 2053, and $1.0 billion of 5.15% notes due 2063.
The Company used a portion of the $5.9 billion net proceeds from this offering to fund a portion of the cash consideration paid for the acquisition of Prometheus and related fees and expenses, and used the remaining net proceeds for general corporate purposes including to repay commercial paper borrowings and other indebtedness with upcoming maturities.
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
Product Liability Litigation
Gardasil/Gardasil 9
Merck is a defendant in product liability lawsuits in the U.S. involving Gardasil (Human Papillomavirus Quadrivalent [Types 6, 11, 16 and 18] Vaccine, Recombinant) and Gardasil 9 (Human Papillomavirus 9-valent Vaccine, Recombinant). As of June 30, 2023, approximately 95 cases were filed and pending against Merck in either federal or state court. In these actions, plaintiffs allege, among other things, that they suffered various personal injuries after vaccination with Gardasil or Gardasil 9, with postural orthostatic tachycardia syndrome as a predominate alleged injury. In August 2022, the Judicial Panel on Multidistrict Litigation ordered that Gardasil/Gardasil 9 product liability cases pending in federal courts nationwide be transferred to Judge Robert J. Conrad in the Western District of North Carolina for coordinated pre-trial proceedings. There are fewer than 15 product liability cases pending outside the U.S.
Governmental Proceedings
Inflation Reduction Act
On June 6, 2023, Merck filed a complaint in the U.S. District Court for the District of Columbia against the U.S. government regarding the Inflation Reduction Act’s “Drug Price Negotiation Program” for Medicare (the Program). This litigation seeks relief from the Program by challenging its constitutionality as violative of the First and Fifth Amendments to the U.S. Constitution.
Other Governmental Proceedings
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

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
Commercial and Other Litigation
Zetia Antitrust Litigation
As previously disclosed, Merck, Merck Sharp & Dohme, LLC. (MSD), Schering Corporation, Schering-Plough Corporation, and MSP Singapore Company LLC (collectively, the Merck Defendants) were defendants in a number of lawsuits filed in 2018 on behalf of direct and indirect purchasers of Zetia alleging violations of federal and state antitrust laws, as well as other state statutory and common law causes of action. The cases were consolidated in a federal multidistrict litigation (the Zetia MDL) before Judge Rebecca Beach Smith in the Eastern District of Virginia.
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
As previously disclosed, in April 2023, the Merck Defendants reached settlements with the direct purchaser and retailer plaintiffs and a proposed settlement, subject to court approval, with the indirect purchaser class. Under these agreements, Merck agreed to pay $572.5 million to resolve the direct purchaser, retailer, and indirect purchaser plaintiffs’ claims, which was recorded as an expense in the Company’s first quarter 2023 financial results. On June 6, 2023, the court granted preliminary approval of the indirect purchaser class settlement and scheduled a fairness hearing for September 21, 2023.
Qui Tam Litigation
As previously disclosed, in June 2012, the U.S. District Court for the Eastern District of Pennsylvania unsealed a complaint that had been filed against the Company under the federal False Claims Act by two former employees alleging, among other things, that the Company defrauded the U.S. government by falsifying data in connection with a clinical study conducted on the mumps component of the Company’s M-M-R II vaccine. The complaint alleges the fraud took place between 1999 and 2001. The U.S. government had the right to participate in and take over the prosecution of this lawsuit but notified the court that it declined to exercise that right. The two former employees are pursuing the lawsuit without the involvement of the U.S. government. In addition, as previously disclosed, two putative class action lawsuits on behalf of direct purchasers of the M-M-R II vaccine, which charge that the Company misrepresented the efficacy of the M-M-R II vaccine in violation of federal antitrust laws and various state consumer protection laws, are pending in the Eastern District of Pennsylvania. In September 2014, the court denied Merck’s motion to dismiss the False Claims Act suit and granted in part and denied in part its motion to dismiss the then-pending antitrust suit. As a result, both the False Claims Act suit and the antitrust suits proceeded into discovery, which is complete, and the parties filed and briefed cross-motions for summary judgment. On July 27, 2023, in the False Claims Act case, the court denied relators’ motion for summary judgment, granted two of the Company’s motions for summary judgment, and denied the Company’s remaining motions for summary judgment as moot. The court entered judgment in favor of the Company and dismissed relators’ amended complaint in full with prejudice. Relators can appeal that decision. In the antitrust case, the court granted the Company’s motion for summary judgment as to plaintiffs’ state law claims and denied the motion as to plaintiffs’ antitrust claim. Plaintiffs’ antitrust claim will proceed in litigation.
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
Bridion — As previously disclosed, between January and November 2020, the Company received multiple Paragraph IV Certification Letters under the Hatch-Waxman Act notifying the Company that generic drug companies have filed applications to the FDA seeking pre-patent expiry approval to sell generic versions of Bridion (sugammadex) Injection. In March, April and December 2020, the Company filed patent infringement lawsuits in the U.S. District Courts for the District of New Jersey and the Northern District of West Virginia against those generic companies. All actions in the District of New Jersey were consolidated. The West Virginia case was jointly dismissed with prejudice on August 8, 2022 in favor of proceeding in New Jersey. The remaining defendants in the New Jersey action stipulated to infringement of the asserted claims and withdrew all remaining claims and defenses other than a defense seeking to shorten the patent term extension (PTE) of the sugammadex patent to December 2022. The U.S. District Court for the District of New Jersey held a one-day trial on December 19, 2022 on this remaining PTE calculation defense and held closing arguments on February 3, 2023.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
While the New Jersey action was pending, the Company settled with five generic companies providing that these generic companies can bring their generic versions of Bridion to the market in January 2026 (which may be delayed by any applicable pediatric exclusivity) or earlier under certain circumstances. The Company agreed to stay the lawsuit filed against two generic companies, which in exchange agreed to be bound by a judgment on the merits of the consolidated action in the District of New Jersey. One of the generic companies in the consolidated action requested dismissal of the action against it and the Company did not oppose this request, which was subsequently granted by the court. The Company does not expect this company to bring its generic version of Bridion to the market before January 2026 or later, depending on any applicable pediatric exclusivity.
On June 13, 2023, the U.S. District Court for the District of New Jersey ruled in Merck’s favor. The court held that Merck’s calculation of PTE for the sugammadex patent covering the compound is not invalid and that the U.S. Patent & Trademark Office correctly granted a full 5-year extension. This ruling affirms and validates Merck’s U.S. patent protection for Bridion through at least January 2026. On June 29, 2023, the U.S. District Court for the District of New Jersey issued a final judgment prohibiting the FDA from approving any of the pending or tentatively approved generic applications until January 27, 2026, except for any subsequent agreements between Defendants and Merck or further order by the court.
Januvia, Janumet, Janumet XR — As previously disclosed, the FDA granted pediatric exclusivity with respect to Januvia (sitagliptin), Janumet (sitagliptin/metformin HCI), and Janumet XR (sitagliptin and metformin HCl extended-release), which provides a further six months of exclusivity in the U.S. beyond the expiration of all patents listed in the FDA’s Orange Book. Adding this exclusivity to the term of the key patent protection extended exclusivity on these products to January 2023. However, Januvia, Janumet, and Janumet XR contain sitagliptin phosphate monohydrate and the Company has another patent covering certain phosphate salt and polymorphic forms of sitagliptin that expires in May 2027, including pediatric exclusivity (2027 salt/polymorph patent). In 2019, Par Pharmaceutical filed suit against the Company in the U.S. District Court for the District of New Jersey, seeking a declaratory judgment of invalidity of the 2027 salt/polymorph patent. In response, the Company filed a patent infringement lawsuit in the U.S. District Court for the District of Delaware against Par Pharmaceutical and additional companies that also indicated an intent to market generic versions of Januvia, Janumet, and Janumet XR following expiration of key patent protection, but prior to the expiration of the 2027 salt/polymorph patent. The Company also filed a patent infringement lawsuit against Mylan in the U.S. District Court for the Northern District of West Virginia.
Prior to the beginning of the scheduled October 2021 trial in the U.S. District Court for the District of Delaware on invalidity issues, the Company settled with all defendants scheduled to participate in that trial. In the Company’s case against Mylan, a bench trial was held in December 2021 in the U.S. District Court for the Northern District of West Virginia, and the closing arguments were held in April 2022. In September 2022, the U.S. District Court for the Northern District of West Virginia issued a decision in the Company’s favor, upholding all asserted patent claims. Mylan (now Viatris) appealed to the U.S. Court of Appeals for the Federal Circuit. The parties have now settled the matter, and Viatris has agreed to voluntarily dismiss the appeal following entry of an amended final judgment by the district court.
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
In January 2023, the Company received a Paragraph IV Certification Letter under the Hatch-Waxman Act notifying the Company that Zydus filed a NDA seeking approval of sitagliptin/metformin HCl tablets and certifying that no valid or enforceable claim of any of the patents listed in FDA’s Orange Book for Janumet will be infringed by the proposed Zydus product. In March 2023, the parties reached settlement enabling Zydus to seek final approval of a non-automatically substitutable product containing a different form of sitagliptin than that used in Janumet.
As a result of these favorable court rulings and settlement agreements related to the later expiring 2027 salt/polymorph patent directed to the specific sitagliptin salt form of the products, the Company expects that Januvia and Janumet will not lose market exclusivity in the U.S. until May 2026 and Janumet XR will not lose market exclusivity in the U.S. until July 2026, although another non-automatically substitutable form of sitagliptin could be available prior to 2026.
Supplementary Protection Certificates (SPCs) for Janumet expired in April 2023 for the majority of European countries. Prior to expiration, generic companies sought revocation of the Janumet SPCs in a number of European countries. In February 2022, a Finnish court referred certain questions to the Court of Justice of the European Union (CJEU) that could determine the validity of the Janumet SPCs in Europe, for which an oral hearing was held on March 8, 2023, and an Advocate General Opinion is expected in the third quarter with a decision in the fourth quarter of 2023. If the CJEU renders a decision that negatively impacts the validity of the Janumet SPCs throughout Europe, generic companies that were prevented from launching products during the SPC period in certain European countries may have an action for damages. Those countries include Belgium, Czech Republic, Ireland, Finland, France, Slovakia and Switzerland. If the Janumet SPCs are ultimately upheld, the Company has reserved its rights related to the pursuit of damages for those countries where a generic launched prior to expiry of the Janumet SPC.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
Keytruda — The Company filed a complaint against The Johns Hopkins University (JHU) on November 29, 2022, in the U.S. District Court of Maryland. This action concerns patents emerging from a joint research collaboration between Merck and JHU regarding the use of pembrolizumab, which Merck sells under the trade name Keytruda. Merck and JHU partnered to design and conduct a clinical study administering Keytruda to cancer patients having tumors that had the genetic biomarker known as microsatellite instability-high (MSI-H). After the conclusion of the study, JHU secured U.S. patents citing the joint research study. Merck alleges that JHU has breached the collaboration agreement by filing and obtaining these patents without informing or involving Merck and then licensing the patents to others. Merck therefore brought this action for breach of contract, declaratory judgment of noninfringement, and promissory estoppel. JHU answered the complaint on April 13, 2023, denying Merck’s claims, and counterclaiming for willful infringement of five issued U.S. patents, including a demand for damages.
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
Other Matters
As previously disclosed, the Company was involved in an arbitration with Johnson & Johnson with respect to two agreements pursuant to which Merck was supporting the manufacture and supply of Johnson & Johnson’s SARS-CoV-2/COVID-19 vaccine and vaccine drug product. The arbitration has been settled with no material impact to the Company’s financial statements.
Legal Defense Reserves
Legal defense costs expected to be incurred in connection with a loss contingency are accrued when probable and reasonably estimable. Some of the significant factors considered in the review of these legal defense reserves are as follows: the actual costs incurred by the Company; the development of the Company’s legal defense strategy and structure in light of the scope of its litigation; the number of cases being brought against the Company; the costs and outcomes of completed trials and the most current information regarding anticipated timing, progression, and related costs of pre-trial activities and trials in the associated litigation. The amount of legal defense reserves as of June 30, 2023 and December 31, 2022 of approximately $225 million and $230 million, respectively, represents the Company’s best estimate of the minimum amount of defense costs to be incurred in connection with its outstanding litigation; however, events such as additional trials and other events that could arise in the course of its litigation could affect the ultimate amount of legal defense costs to be incurred by the Company. The Company will continue to monitor its legal defense costs and review the adequacy of the associated reserves and may determine to increase the reserves at any time in the future if, based upon the factors set forth, it believes it would be appropriate to do so.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
10.    Equity

	Three Months Ended June 30,
	Common Stock		Other Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Non- controlling Interests	Total
($ and shares in millions except per share amounts)	Shares	Par Value				Shares	Cost
Balance at April 1, 2022	3,577	$1,788	$44,275	$56,252	$(4,369)	1,049	$(57,063)	$70	$40,953
Net income attributable to Merck & Co., Inc.	—	—	—	3,944	—	—	—	—	3,944
Other comprehensive income, net of taxes	—	—	—	—	42	—	—	—	42
Cash dividends declared on common stock ($0.69 per share)	—	—	—	(1,759)	—	—	—	—	(1,759)
Share-based compensation plans and other	—	—	(160)	—	—	(5)	293	—	133
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	5	5
Balance at June 30, 2022	3,577	$1,788	$44,115	$58,437	$(4,327)	1,044	$(56,770)	$75	$43,318
Balance at April 1, 2023	3,577	$1,788	$44,467	$62,039	$(4,883)	1,040	$(56,577)	$71	$46,905
Net loss attributable to Merck & Co., Inc.	—	—	—	(5,975)	—	—	—	—	(5,975)
Other comprehensive loss, net of taxes	—	—	—	—	(17)	—	—	—	(17)
Cash dividends declared on common stock ($0.73 per share)	—	—	—	(1,866)	—	—	—	—	(1,866)
Treasury stock shares purchased	—	—	—	—	—	3	(338)	—	(338)
Share-based compensation plans and other	—	—	(248)	—	—	(5)	303	—	55
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	3	3
Distributions attributable to noncontrolling interests	—	—	—	—	—	—	—	(25)	(25)
Balance at June 30, 2023	3,577	$1,788	$44,219	$54,198	$(4,900)	1,038	$(56,612)	$49	$38,742

	Six Months Ended June 30,
	Common Stock		Other Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Non- controlling Interests	Total
($ and shares in millions except per share amounts)	Shares	Par Value				Shares	Cost
Balance at January 1, 2022	3,577	$1,788	$44,238	$53,696	$(4,429)	1,049	$(57,109)	$73	$38,257
Net income attributable to Merck & Co., Inc.	—	—	—	8,254	—	—	—	—	8,254
Other comprehensive income, net of taxes	—	—	—	—	102	—	—	—	102
Cash dividends declared on common stock ($1.38 per share)	—	—	—	(3,513)	—	—	—	—	(3,513)
Share-based compensation plans and other	—	—	(123)	—	—	(5)	339	—	216
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	2	2
Balance at June 30, 2022	3,577	$1,788	$44,115	$58,437	$(4,327)	1,044	$(56,770)	$75	$43,318
Balance at January 1, 2023	3,577	$1,788	$44,379	$61,081	$(4,768)	1,039	$(56,489)	$67	$46,058
Net loss attributable to Merck & Co., Inc.	—	—	—	(3,154)	—	—	—	—	(3,154)
Other comprehensive loss, net of taxes	—	—	—	—	(132)	—	—	—	(132)
Cash dividends declared on common stock ($1.46 per share)	—	—	—	(3,729)	—	—	—	—	(3,729)
Treasury stock shares purchased	—	—	—	—	—	4	(487)	—	(487)
Share-based compensation plans and other	—	—	(160)	—	—	(5)	364	—	204
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	7	7
Distributions attributable to noncontrolling interests	—	—	—	—	—	—	—	(25)	(25)
Balance at June 30, 2023	3,577	$1,788	$44,219	$54,198	$(4,900)	1,038	$(56,612)	$49	$38,742

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
11.    Pension and Other Postretirement Benefit Plans
The Company has defined benefit pension plans covering eligible employees in the U.S. and in certain of its international subsidiaries. The net periodic benefit cost (credit) of such plans consisted of the following components:

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
($ in millions)	U.S.	International	U.S.	International	U.S.	International	U.S.	International
Service cost	$76	$50	$99	$72	$152	$99	$198	$147
Interest cost	133	75	103	37	266	149	206	75
Expected return on plan assets	(185)	(130)	(197)	(98)	(372)	(257)	(393)	(199)
Amortization of unrecognized prior service cost (credit)	—	16	(8)	(3)	(1)	12	(16)	(7)
Net (gain) loss amortization	—	(1)	56	25	—	(2)	112	50
Termination benefits	1	—	1	—	1	—	1	—
Curtailments	2	—	4	—	5	—	8	—
Settlements	5	—	101	—	26	—	101	—
	$32	$10	$159	$33	$77	$1	$217	$66
The Company provides medical benefits, principally to its eligible U.S. retirees and similar benefits to their dependents, through its other postretirement benefit plans. The net credit of such plans consisted of the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2023	2022	2023	2022
Service cost	$8	$12	$17	$25
Interest cost	16	11	31	23
Expected return on plan assets	(16)	(21)	(32)	(43)
Amortization of unrecognized prior service credit	(12)	(14)	(25)	(29)
Net gain amortization	(11)	(11)	(21)	(21)
	$(15)	$(23)	$(30)	$(45)

In connection with restructuring actions (see Note 5), termination charges were recorded on pension plans related to expanded eligibility for certain employees exiting Merck. Also, in connection with these restructuring activities, curtailments were recorded on certain pension plans. In addition, lump sum payments to U.S. pension plan participants triggered partial settlement charges in the second quarter and first six months of both 2023 and 2022. These partial settlements triggered remeasurements of some of the Company’s U.S. pension plans. Remeasurements during the first six months of 2023 resulted in an increase of $47 million to net pension liabilities and a related adjustment to AOCL.
The components of net periodic benefit cost (credit) other than the service cost component are included in Other (income) expense, net (see Note 12), with the exception of certain amounts for termination benefits, curtailments and settlements, which are recorded in Restructuring costs if the event giving rise to the termination benefits, curtailment or settlement related to restructuring actions.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
12.    Other (Income) Expense, Net
Other (income) expense, net, consisted of:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2023	2022	2023	2022
Interest income	$(109)	$(15)	$(221)	$(22)
Interest expense	277	240	519	483
Exchange losses	62	86	122	124
Loss (income) from investments in equity securities, net (1)	175	284	(274)	991
Net periodic defined benefit plan (credit) cost other than service cost	(111)	(27)	(226)	(148)
Other, net	(122)	(130)	339	(280)
	$172	$438	$259	$1,148
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
Other, net (as reflected in the table above) in the first six months of 2023 includes a $572.5 million charge related to settlements with certain plaintiffs in the Zetia antitrust litigation (see Note 9).
Interest paid for both the six months ended June 30, 2023 and 2022 was $449 million.
13.    Income Taxes
The income tax provision of $637 million and $1.5 billion for the second quarter and first six months of 2023, respectively, on pretax losses of $5.3 billion and $1.7 billion, respectively, resulted in effective income tax rates of (11.9)% and (86.8)%, respectively. The second quarter 2023 effective tax rate includes the impact of a charge for the acquisition of Prometheus for which no tax benefit was recognized, which unfavorably affected the tax rate by 25.1 percentage points, as well as the favorable impact of net unrealized losses from investments in equity securities, which were taxed at the U.S. tax rate. The effective income tax rate for the first six months of 2023 includes a 101.9 percentage point combined unfavorable impact of charges for the acquisitions of Prometheus and Imago for which no tax benefits were recognized, as well as higher foreign taxes, the impact of the R&D capitalization provision of the Tax Cuts and Jobs Act of 2017 (TCJA) on the Company’s U.S. global intangible low-taxed income inclusion, and net unrealized gains from investments in equity securities, which were taxed at the U.S. tax rate, partially offset by higher foreign tax credits. The effective income tax rates of 12.0% for the second quarter of 2022 and 11.7% for the first six months of 2022 reflect the favorable impact of net unrealized losses from investments in equity securities, which were taxed at the U.S. tax rate.
The Internal Revenue Service (IRS) is currently conducting examinations of the Company’s tax returns for the years 2017 and 2018, including the one-time transition tax enacted under the TCJA. If the IRS disagrees with the Company’s transition tax position, it may result in a significant tax liability.
14.    Earnings Per Share
The calculations of (loss) earnings per share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ and shares in millions except per share amounts)	2023	2022	2023	2022
Net (Loss) Income Attributable to Merck & Co., Inc.	$(5,975)	$3,944	$(3,154)	$8,254
Average common shares outstanding	2,539	2,531	2,539	2,529
Common shares issuable (1)	—	9	—	9
Average common shares outstanding assuming dilution	2,539	2,540	2,539	2,538
Basic (Loss) Earnings per Common Share Attributable to Merck & Co., Inc. Common Shareholders	$(2.35)	$1.56	$(1.24)	$3.26
(Loss) Earnings per Common Share Assuming Dilution Attributable to Merck & Co., Inc. Common Shareholders	$(2.35)	$1.55	$(1.24)	$3.25
(1)    Issuable primarily under share-based compensation plans.
The Company recorded a net loss for the three and six months ended June 30, 2023; therefore, no potential dilutive common shares were used in the computations of loss per common share assuming dilution because the effects would have been antidilutive. For the three and six months ended June 30, 2022, 2 million and 6 million, respectively, of common shares issuable under share-based compensation plans were excluded from the computations of earnings per common share assuming dilution because the effect would have been antidilutive.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
15.    Other Comprehensive Income (Loss)
Changes in each component of other comprehensive income (loss) are as follows:

	Three Months Ended June 30,
($ in millions)	Derivatives		Employee Benefit Plans		Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Loss
Balance April 1, 2022, net of taxes	$207		$(2,711)		$(1,865)	$(4,369)
Other comprehensive income (loss) before reclassification adjustments, pretax	403		168		(365)	206
Tax	(85)		(35)		(22)	(142)
Other comprehensive income (loss) before reclassification adjustments, net of taxes	318		133		(387)	64
Reclassification adjustments, pretax	(171)	(1)	144	(2)	—	(27)
Tax	36		(31)		—	5
Reclassification adjustments, net of taxes	(135)		113		—	(22)
Other comprehensive income (loss), net of taxes	183		246		(387)	42
Balance June 30, 2022, net of taxes	$390		$(2,465)		$(2,252)	$(4,327)
Balance April 1, 2023, net of taxes	$(60)		$(2,458)		$(2,365)	$(4,883)
Other comprehensive income (loss) before reclassification adjustments, pretax	194		(6)		(115)	73
Tax	(41)		1		(22)	(62)
Other comprehensive income (loss) before reclassification adjustments, net of taxes	153		(5)		(137)	11
Reclassification adjustments, pretax	(11)	(1)	(23)	(2)	—	(34)
Tax	3		3		—	6
Reclassification adjustments, net of taxes	(8)		(20)		—	(28)
Other comprehensive income (loss), net of taxes	145		(25)		(137)	(17)
Balance June 30, 2023, net of taxes	$85		$(2,483)		$(2,502)	$(4,900)

	Six Months Ended June 30,
($ in millions)	Derivatives		Employee Benefit Plans		Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Loss
Balance January 1, 2022, net of taxes	$144		$(2,743)		$(1,830)	$(4,429)
Other comprehensive income (loss) before reclassification adjustments, pretax	551		169		(383)	337
Tax	(116)		(37)		(39)	(192)
Other comprehensive income (loss) before reclassification adjustments, net of taxes	435		132		(422)	145
Reclassification adjustments, pretax	(239)	(1)	189	(2)	—	(50)
Tax	50		(43)		—	7
Reclassification adjustments, net of taxes	(189)		146		—	(43)
Other comprehensive income (loss), net of taxes	246		278		(422)	102
Balance June 30, 2022, net of taxes	$390		$(2,465)		$(2,252)	$(4,327)
Balance January 1, 2023, net of taxes	$73		$(2,408)		$(2,433)	$(4,768)
Other comprehensive income (loss) before reclassification adjustments, pretax	128		(53)		(36)	39
Tax	(27)		3		(42)	(66)
Other comprehensive income (loss) before reclassification adjustments, net of taxes	101		(50)		(78)	(27)
Reclassification adjustments, pretax	(113)	(1)	(30)	(2)	9	(134)
Tax	24		5		—	29
Reclassification adjustments, net of taxes	(89)		(25)		9	(105)
Other comprehensive income (loss), net of taxes	12		(75)		(69)	(132)
Balance June 30, 2023, net of taxes	$85		$(2,483)		$(2,502)	$(4,900)
(1)    Primarily relates to foreign currency cash flow hedges that were reclassified from AOCL to Sales.
(2)    Includes net amortization of prior service cost, actuarial gains and losses, settlements and curtailments included in net periodic benefit cost (see Note 11)

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

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
Sales of the Company’s products were as follows:

	Three Months Ended June 30,						Six Months Ended June 30,
	2023			2022			2023			2022
($ in millions)	U.S.	Int’l	Total	U.S.	Int’l	Total	U.S.	Int’l	Total	U.S.	Int’l	Total
Pharmaceutical:
Oncology
Keytruda	$3,863	$2,408	$6,271	$3,197	$2,055	$5,252	$7,348	$4,718	$12,065	$5,976	$4,085	$10,061
Alliance revenue-Lynparza (1)	144	166	310	143	132	275	286	299	585	283	257	541
Alliance revenue-Lenvima (1)	163	79	242	128	103	231	316	158	474	284	175	459
Welireg	49	2	50	27	—	27	90	3	92	45	—	45
Alliance revenue-Reblozyl (2)	36	11	47	28	5	33	66	24	90	55	30	86
Vaccines
Gardasil/Gardasil 9	464	1,994	2,458	428	1,245	1,674	880	3,550	4,430	846	2,287	3,133
ProQuad/M-M-R II/Varivax	447	135	582	434	143	578	868	242	1,109	805	243	1,047
RotaTeq	93	37	131	98	75	173	273	155	428	273	116	389
Vaxneuvance	147	20	168	11	—	12	241	33	274	16	1	16
Pneumovax 23	23	69	92	94	59	153	63	125	188	212	114	325
Vaqta	29	13	42	16	19	35	59	23	82	45	25	71
Hospital Acute Care
Bridion	299	203	502	237	190	426	576	413	989	432	389	821
Prevymis	61	82	143	47	56	103	116	157	273	87	110	197
Dificid	68	8	76	63	3	66	130	11	141	113	6	119
Primaxin	(2)	56	53	—	64	64	2	132	133	1	122	122
Noxafil	11	45	55	16	45	60	25	91	116	25	92	118
Zerbaxa	30	24	54	22	24	46	57	47	104	40	36	76
Cardiovascular
Alliance revenue-Adempas/Verquvo (3)	70	(2)	68	88	10	98	153	14	167	159	11	170
Adempas	—	65	65	—	63	63	—	125	125	—	124	124
Virology
Lagevrio	2	201	203	—	1,177	1,177	—	595	595	1,523	2,901	4,424
Isentress/Isentress HD	56	80	136	67	80	147	108	151	259	128	177	305
Neuroscience
Belsomra	21	42	63	19	50	69	37	82	119	39	98	137
Immunology
Simponi	—	180	180	—	181	181	—	359	359	—	366	366
Remicade	—	48	48	—	53	53	—	99	99	—	114	114
Diabetes
Januvia	243	267	511	301	455	756	514	548	1,062	626	909	1,535
Janumet	82	272	354	105	371	476	138	544	683	168	762	931
Other pharmaceutical (4)	171	382	553	157	372	528	342	793	1,138	317	814	1,131
Total Pharmaceutical segment sales	6,570	6,887	13,457	5,726	7,030	12,756	12,688	13,491	26,179	12,498	14,364	26,863
Animal Health:
Livestock	165	643	807	164	662	826	338	1,318	1,656	335	1,322	1,658
Companion Animal	310	339	649	313	328	641	618	673	1,291	616	676	1,291
Total Animal Health segment sales	475	982	1,456	477	990	1,467	956	1,991	2,947	951	1,998	2,949
Total segment sales	7,045	7,869	14,913	6,203	8,020	14,223	13,644	15,482	29,126	13,449	16,362	29,812
Other (5)	(27)	149	122	35	335	370	32	364	396	128	555	682
	$7,018	$8,018	$15,035	$6,238	$8,355	$14,593	$13,676	$15,846	$29,522	$13,577	$16,917	$30,494
U.S. plus international may not equal total due to rounding.
(1)    Alliance revenue for Lynparza and Lenvima represents Merck’s share of profits, which are product sales net of cost of sales and commercialization costs (see Note 3).
(2)    Alliance revenue for Reblozyl represents royalties and, for the first six months of 2022, also includes the receipt of a regulatory approval milestone payment (see Note 3).
(3)    Alliance revenue for Adempas/Verquvo represents Merck’s share of profits from sales in Bayer’s marketing territories, which are product sales net of cost of sales and commercialization costs (see Note 3).
(4)    Other pharmaceutical primarily reflects sales of other human health pharmaceutical products, including products within the franchises not listed separately.
(5)    Other is primarily comprised of miscellaneous corporate revenue, including revenue hedging activities which increased sales by $128 million and $277 million for the six months ended June 30, 2023 and 2022, respectively, as well as revenue from third-party manufacturing arrangements (including sales to Organon). Other for the six months ended June 30, 2023 and 2022 also includes $54 million and $146 million, respectively, related to upfront and milestone payments received by Merck for out-licensing arrangements.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
Product sales are recorded net of the provision for discounts, including chargebacks, which are customer discounts that occur when a contracted customer purchases through an intermediary wholesale purchaser, and rebates that are owed based upon definitive contractual agreements or legal requirements with private sector and public sector (Medicaid and Medicare Part D) benefit providers, after the final dispensing of the product by a pharmacy to a benefit plan participant. These discounts, in the aggregate, reduced U.S. sales by $3.2 billion and $3.0 billion for the three months ended June 30, 2023 and 2022, respectively, and $6.3 billion and $5.9 billion for the six months ended June 30, 2023 and 2022, respectively.
Consolidated sales by geographic area where derived are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2023	2022	2023	2022
United States	$7,018	$6,238	$13,676	$13,577
Europe, Middle East and Africa	3,348	3,582	6,651	7,942
China	1,913	1,372	3,628	2,515
Asia Pacific (other than China and Japan)	848	1,008	1,694	1,938
Japan	675	1,114	1,434	2,103
Latin America	742	642	1,403	1,249
Other	491	637	1,036	1,170
	$15,035	$14,593	$29,522	$30,494
A reconciliation of segment profits to (Loss) Income Before Taxes is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2023	2022	2023	2022
Segment profits:
Pharmaceutical segment	$9,854	$9,173	$18,993	$18,673
Animal Health segment	467	571	1,032	1,156
Total segment profits	10,321	9,744	20,025	19,829
Other profits	19	260	184	454
Unallocated:
Interest income	109	15	221	22
Interest expense	(277)	(240)	(519)	(483)
Amortization	(477)	(463)	(1,020)	(1,163)
Depreciation	(376)	(431)	(775)	(809)
Research and development	(13,194)	(2,652)	(17,341)	(5,097)
Restructuring costs	(151)	(142)	(218)	(194)
Charge for Zetia antitrust litigation settlements	—	—	(573)	—
Other unallocated, net	(1,309)	(1,604)	(1,669)	(3,211)
	$(5,335)	$4,487	$(1,685)	$9,348
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
Other unallocated, net, includes expenses from corporate and manufacturing cost centers, intangible asset impairment charges, gains or losses on sales of businesses, expense or income related to changes in the estimated fair value measurement of liabilities for contingent consideration, and other miscellaneous income or expense items.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Business Developments
Below is a summary of significant business development activity thus far in 2023. See Note 2 to the condensed consolidated financial statements for additional information.
In June 2023, Merck acquired Prometheus Biosciences, Inc. (Prometheus), a clinical-stage biotechnology company pioneering a precision medicine approach for the discovery, development, and commercialization of novel therapeutic and companion diagnostic products for the treatment of immune-mediated diseases. Total consideration paid of $11.0 billion included $1.2 billion of costs to settle share-based equity awards (including $700 million to settle unvested equity awards). Prometheus’ lead candidate, MK-7240 (formerly PRA023), is a humanized monoclonal antibody directed to tumor necrosis factor-like ligand 1A, a target associated with both intestinal inflammation and fibrosis. MK-7240 is being developed for the treatment of immune-mediated diseases including ulcerative colitis, Crohn’s disease, and other autoimmune conditions. The transaction was accounted for as an acquisition of an asset. Merck recorded net assets of $877 million, including cash of $368 million, investments of $296 million, deferred tax assets of $218 million and other net liabilities of $5 million, as well as Research and development expenses of $10.2 billion in the second quarter and first six months of 2023 related to the transaction or $4.02 per share. There are no future contingent payments associated with the acquisition.
In February 2023, Merck and Kelun-Biotech (a holding subsidiary of Sichuan Kelun Pharmaceutical Co., Ltd.) closed a license and collaboration agreement expanding their relationship in which Merck gained exclusive rights for the research, development, manufacture and commercialization of up to seven investigational preclinical antibody drug conjugates (ADCs) for the treatment of cancer. Kelun-Biotech retained the right to research, develop, manufacture and commercialize certain licensed and option ADCs for Chinese mainland, Hong Kong and Macau. Merck made an upfront payment of $175 million, which was recorded in Research and development expenses in the first six months of 2023. In addition, Kelun-Biotech is eligible to receive future contingent milestone payments and tiered royalties on future net sales for any commercialized ADC product. Also, in connection with the agreement, Merck invested $100 million in Kelun-Biotech’s Series B preferred shares in January 2023.
In January 2023, Merck acquired Imago BioSciences, Inc. (Imago), a clinical stage biopharmaceutical company developing new medicines for the treatment of myeloproliferative neoplasms and other bone marrow diseases, for $1.35 billion (including payments to settle share-based equity awards) and also incurred approximately $60 million of transaction costs. Imago’s lead candidate bomedemstat, MK-3543 (formerly IMG-7289), is an investigational orally available lysine-specific demethylase 1 inhibitor currently being evaluated in multiple Phase 2 clinical trials for the treatment of essential thrombocythemia, myelofibrosis, and polycythemia vera, in addition to other indications. The transaction was accounted for as an acquisition of an asset. Merck recorded net assets of $219 million, as well as Research and development expenses of $1.2 billion in the first six months of 2023 related to the transaction. There are no future contingent payments associated with the acquisition.
Pricing
Global efforts toward health care cost containment continue to exert pressure on product pricing and market access worldwide. Changes to the U.S. health care system enacted in prior years as part of health care reform, as well as increased purchasing power of entities that negotiate on behalf of Medicare, Medicaid, and private sector beneficiaries, have contributed to pricing pressure. In several international markets, government-mandated pricing actions have reduced prices of generic and patented drugs. In addition, the Company’s sales performance in the first six months of 2023 was negatively affected by other cost-reduction measures taken by governments and other third parties to lower health care costs. In 2022, the U.S. Congress passed the Inflation Reduction Act (IRA), which makes significant changes to how drugs are covered and paid for under the Medicare program, including the creation of financial penalties for drugs whose prices rise faster than the rate of inflation, redesign of the Medicare Part D program to require manufacturers to bear more of the liability for certain drug benefits, and government price-setting for certain Medicare Part D drugs (starting in 2026) and Medicare Part B drugs (starting in 2028). The Company has sued the U.S. government regarding the IRA’s “Drug Price Negotiation Program” for Medicare (see Note 9 to the condensed consolidated financial statements). Furthermore, the Biden Administration and Congress continue to discuss legislation designed to control health care costs, including the cost of drugs. The Company anticipates all of these actions and additional actions in the future will negatively affect sales and profits.

Operating Results
Sales

	Three Months Ended June 30,			% Change Excluding Foreign Exchange	Six Months Ended June 30,			% Change Excluding Foreign Exchange
($ in millions)	2023	2022	% Change		2023	2022	% Change
United States	$7,018	$6,238	12%	12%	$13,676	$13,577	1%	1%
International	8,018	8,355	(4)%	2%	15,846	16,917	(6)%	—%
Total	$15,035	$14,593	3%	7%	$29,522	$30,494	(3)%	—%
U.S. plus international may not equal total due to rounding.
Worldwide sales grew 3% to $15.0 billion in the second quarter of 2023 primarily due to higher sales in the oncology franchise, largely driven by strong growth of Keytruda (pembrolizumab), and higher sales in the vaccines franchise, primarily attributable to growth of Gardasil 9 (Human Papillomavirus 9-valent Vaccine, Recombinant) and the ongoing launch of Vaxneuvance (Pneumococcal 15-valent Conjugate Vaccine) for pediatric use. Also contributing to revenue growth in the second quarter were higher sales of hospital acute care products, including Bridion (sugammadex) Injection and Prevymis (letermovir). Sales growth in the second quarter of 2023 was partially offset by lower sales in the virology franchise largely due to Lagevrio (molnupiravir) which had sales of $203 million in the second quarter of 2023 compared with $1.2 billion in the second quarter of 2022. Lower sales in the diabetes franchise attributable to Januvia (sitagliptin) and Janumet (sitagliptin and metformin HCl), as well as lower sales of Pneumovax 23 (pneumococcal vaccine polyvalent) also partially offset revenue growth in the second quarter of 2023.
Worldwide sales declined 3% to $29.5 billion in the first six months of 2023 primarily due to lower sales in the virology franchise, largely attributable to Lagevrio, which had sales of $595 million in the first six months of 2023 compared with $4.4 billion in the first six months of 2022. Also contributing to the revenue decline in the first six months of 2023 were lower sales in the diabetes franchise due to Januvia and Janumet, as well as lower sales of Pneumovax 23. The sales decline in the first six months of 2023 was largely offset by higher sales in the oncology franchise, primarily driven by strong growth of Keytruda, higher sales in the vaccines franchise, primarily attributable to growth of Gardasil 9 and the ongoing launch of Vaxneuvance for pediatric use, as well as higher sales of hospital acute care products, including Bridion and Prevymis.
See Note 16 to the condensed consolidated financial statements for details on sales of the Company’s products. A discussion of performance for select products in the franchises follows.
Pharmaceutical Segment
Oncology

	Three Months Ended June 30,			% Change Excluding Foreign Exchange	Six Months Ended June 30,			% Change Excluding Foreign Exchange
($ in millions)	2023	2022	% Change		2023	2022	% Change
Keytruda	$6,271	$5,252	19%	21%	$12,065	$10,061	20%	23%
Alliance Revenue - Lynparza (1)	310	275	13%	15%	585	541	8%	12%
Alliance Revenue - Lenvima (1)	242	231	5%	6%	474	459	3%	5%
Welireg	50	27	89%	89%	92	45	*	*
Alliance Revenue - Reblozyl (2)	47	33	41%	41%	90	86	4%	4%
* > 100%
(1)    Alliance revenue represents Merck’s share of profits, which are product sales net of cost of sales and commercialization costs (see Note 3 to the condensed consolidated financial statements).
(2)    Alliance revenue represents royalties and, for the first six months 2022, also includes a payment received related to the achievement of a regulatory approval milestone (see Note 3 to the condensed consolidated financial statements).
Keytruda is an anti-PD-1 (programmed death receptor-1) therapy that has been approved as monotherapy for the treatment of certain patients with cervical cancer, classical Hodgkin lymphoma, cutaneous squamous cell carcinoma, esophageal or gastroesophageal junction (GEJ) carcinoma, head and neck squamous cell carcinoma (HNSCC), hepatocellular carcinoma (HCC), melanoma, Merkel cell carcinoma, microsatellite instability-high (MSI-H) or mismatch repair deficient (dMMR) solid tumors (including MSI-H/dMMR colorectal cancer and endometrial carcinoma), non-small-cell lung cancer (NSCLC), primary mediastinal large B-cell lymphoma (PMBCL), tumor mutational burden-high (TMB-H) solid tumors, and urothelial carcinoma including non-muscle invasive bladder cancer. Additionally, Keytruda is approved as monotherapy for the adjuvant treatment of certain patients with melanoma, and for certain patients with renal cell carcinoma (RCC) post-surgery. Keytruda is approved for adjuvant treatment following resection and platinum-based chemotherapy for certain patients with NSCLC. Keytruda is also approved for patients with high-risk early-stage triple-negative breast cancer (TNBC) in combination with chemotherapy as neoadjuvant treatment, and then continued as a single agent as adjuvant treatment after surgery. In addition, Keytruda is approved in combination with chemotherapy for the treatment of certain patients with advanced NSCLC, in combination with chemotherapy with or without bevacizumab for advanced cervical cancer, in combination with chemotherapy for advanced esophageal cancer, in combination with trastuzumab and chemotherapy for certain patients with advanced gastric or GEJ adenocarcinoma, in combination with chemotherapy for HNSCC, in combination with chemotherapy for advanced TNBC, in combination with axitinib for advanced RCC, in combination with Lenvima for patients with advanced RCC or certain types of advanced endometrial carcinoma, and in combination with enfortumab vedotin for certain cisplatin-ineligible patients with locally advanced or metastatic urothelial carcinoma. The Keytruda clinical development program includes studies across a broad range of cancer types. See “Research and Development Update” below.
Global sales of Keytruda grew 19% and 20% in the second quarter and first six months of 2023, respectively. Sales growth in both periods was primarily driven by higher demand as the Company continues to launch Keytruda with multiple new indications globally. Sales growth in the U.S. reflects increased uptake across earlier-stage indications including in high-risk early stage TNBC, as well as certain types of RCC and melanoma, and higher demand across the multiple approved metastatic indications, in particular for the treatment of certain types of RCC, NSCLC, TNBC, and HNSCC cancers. Keytruda sales growth in international markets reflects higher demand for the HNSCC and RCC metastatic indications, as well as uptake in earlier-stage indications, particularly in Europe, Latin America and Japan.
Keytruda received the following regulatory approvals thus far in 2023.

Date	Approval
January 2023	U.S. Food and Drug Administration (FDA) approval as a single agent for adjuvant treatment following surgical resection and platinum-based chemotherapy for adult patients with stage IB (T2a ≥4 cm), II, or IIIA NSCLC, based on the KEYNOTE-091 trial.
March 2023	FDA full approval for the treatment of adult and pediatric patients with unresectable or metastatic MSI-H or dMMR solid tumors that have progressed following prior treatment and who have no satisfactory alternative treatment options. The conversion from an accelerated to a full (regular) approval is based on the KEYNOTE-158, KEYNOTE-164 and KEYNOTE-051 trials.
April 2023	FDA accelerated approval in combination with enfortumab vedotin-ejfv for the treatment of adult patients with locally advanced or metastatic urothelial carcinoma who are not eligible for cisplatin-containing chemotherapy, based on the KEYNOTE-869 trial dose escalation cohort, Cohort A and Cohort K, which was conducted in collaboration with Seagen and Astellas.
June 2023	Japan’s Ministry of Health, Labor and Welfare (MHLW) approval for the treatment of patients with relapsed or refractory PMBCL, based on the KEYNOTE-170 and the KEYNOTE-A33 studies.
Lynparza (olaparib) is an oral poly (ADP-ribose) polymerase (PARP) inhibitor being developed as part of a collaboration with AstraZeneca PLC (AstraZeneca) (see Note 3 to the condensed consolidated financial statements). Lynparza is approved for the treatment of certain types of advanced or recurrent ovarian, early or metastatic breast, metastatic pancreatic and metastatic castration-resistant prostate cancers. Alliance revenue related to Lynparza increased 13% and 8% in the second quarter and first six months of 2023, respectively, primarily driven by higher demand in certain international markets, particularly in Europe for certain patients with ovarian, early breast and prostate cancers, and in Japan in certain patients with ovarian and early breast cancers. In May 2023, the FDA approved Lynparza in combination with abiraterone and prednisone or prednisolone for the treatment of certain adult patients with deleterious or suspected deleterious BRCA-mutated (BRCAm) metastatic castration-resistant prostate cancer (mCRPC), based on the PROpel trial.
Lenvima (lenvatinib) is an oral receptor tyrosine kinase inhibitor being developed as part of a collaboration with Eisai Co., Ltd. (Eisai) (see Note 3 to the condensed consolidated financial statements). Lenvima is approved for the treatment of certain types of thyroid cancer, RCC, HCC, in combination with everolimus for certain patients with advanced RCC, and in combination with Keytruda for certain patients with advanced endometrial carcinoma or advanced RCC. Alliance revenue related to Lenvima grew 5% and 3% in the second quarter and first six months of 2023, respectively, largely reflecting uptake in the advanced RCC and endometrial indications in the U.S., partially offset by lower demand in China.
Sales of Welireg (belzutifan), for the treatment of adult patients with certain von Hippel-Lindau disease-associated tumors, were $50 million and $27 million in the second quarter of 2023 and 2022, respectively, and were $92 million and $45 million in the first six months of 2023 and 2022, respectively. The sales increase in both periods is due to continued uptake in the U.S. following launch in 2021.
Reblozyl (luspatercept-aamt) is a first-in-class erythroid maturation recombinant fusion protein that is being commercialized through a global collaboration with Bristol-Myers Squibb Company (see Note 3 to the condensed consolidated financial statements). Reblozyl is approved for the treatment of anemia in certain rare blood disorders. Alliance revenue related to this collaboration consists of royalties and, for the first six months of 2022, also includes the receipt of a regulatory approval milestone payment of $20 million. Alliance revenue increased 41% and 4% in the second quarter and first six months of 2023, respectively, due to strong underlying sales performance. The increase in alliance revenue in the first six months of 2023 was partially offset by the receipt of the regulatory approval milestone in 2022 as noted above.

Vaccines

	Three Months Ended June 30,			% Change Excluding Foreign Exchange	Six Months Ended June 30,			% Change Excluding Foreign Exchange
($ in millions)	2023	2022	% Change		2023	2022	% Change
Gardasil/Gardasil 9	$2,458	$1,674	47%	53%	$4,430	$3,133	41%	48%
ProQuad	222	214	4%	4%	412	376	10%	10%
M-M-R II	104	103	2%	2%	207	206	—%	1%
Varivax	255	261	(2)%	(2)%	491	465	5%	6%
RotaTeq	131	173	(25)%	(24)%	428	389	10%	13%
Vaxneuvance	168	12	*	*	274	16	*	*
Pneumovax 23	92	153	(40)%	(38)%	188	325	(42)%	(39)%
* > 100%
Combined worldwide sales of Gardasil (Human Papillomavirus Quadrivalent [Types 6, 11, 16 and 18] Vaccine, Recombinant) and Gardasil 9, vaccines to help prevent certain cancers and other diseases caused by certain types of human papillomavirus (HPV), grew 47% and 41% in the second quarter and first six months of 2023, respectively, driven primarily by higher global demand, particularly in China due in part to continued uptake of the expanded indication of Gardasil 9 for girls and women 9 to 45 years of age. The Company anticipates the growth rate of combined Gardasil/Gardasil 9 sales will moderate in the second half of 2023 due in part to the timing of shipments in China.
Global sales of ProQuad (Measles, Mumps, Rubella and Varicella Virus Vaccine Live), a pediatric combination vaccine to help protect against measles, mumps, rubella and varicella, increased 4% and 10% in the second quarter and first six months of 2023, respectively, primarily reflecting higher pricing in the U.S. and the timing of shipments in certain ex-U.S. markets.
Worldwide sales of M-M-R II (Measles, Mumps and Rubella Virus Vaccine Live), a vaccine to help protect against measles, mumps and rubella, were nearly flat in both the second quarter and first six months of 2023 compared with the corresponding prior year periods.
Global sales of Varivax (Varicella Virus Vaccine Live), a vaccine to help prevent chickenpox (varicella), declined 2% in the second quarter of 2023 primarily attributable to lower sales in Latin America reflecting both lower demand and the timing of shipments, partially offset by higher pricing in the U.S. Global sales of Varivax grew 5% in the first six months of 2023 largely due to higher pricing and demand in the U.S., partially offset by lower sales in Latin America reflecting both lower demand and the timing of shipments.
Global sales of RotaTeq (Rotavirus Vaccine, Live Oral, Pentavalent), a vaccine to help protect against rotavirus gastroenteritis in infants and children, declined 25% in the second quarter of 2023 and increased 10% in first six months of 2023 primarily due to first quarter 2023 inventory stocking in China that was partially bought out in the second quarter of 2023.
Worldwide sales of Vaxneuvance, a vaccine to help prevent invasive pneumococcal disease, increased to $168 million and $274 million in the second quarter and first six months of 2023, respectively, primarily due to continued uptake in the pediatric indication in the U.S. following launch in 2022.
Worldwide sales of Pneumovax 23, a vaccine to help prevent pneumococcal disease, declined 40% and 42% in the second quarter and first six months of 2023, respectively, primarily reflecting lower demand in the U.S. as the market continues to shift toward newer adult pneumococcal conjugate vaccines following changes in the recommendations of the U.S. Centers for Disease Control and Prevention’s Advisory Committee on Immunization Practices in 2021. The Company expects the decline in U.S. sales of Pneumovax 23 to continue.
Hospital Acute Care

	Three Months Ended June 30,			% Change Excluding Foreign Exchange	Six Months Ended June 30,			% Change Excluding Foreign Exchange
($ in millions)	2023	2022	% Change		2023	2022	% Change
Bridion	$502	$426	18%	19%	$989	$821	21%	23%
Prevymis	143	103	39%	42%	273	197	39%	43%
Worldwide sales of Bridion, for the reversal of two types of neuromuscular blocking agents used during surgery, grew 18% and 21% in the second quarter and first six months of 2023, respectively, primarily due to higher demand, particularly in the U.S., reflecting Bridion’s growing market share among neuromuscular blockade reversal agents. The patent that provided market exclusivity for Bridion in the European Union (EU) expired in July 2023; the Company anticipates sales of Bridion in these markets will decline in future periods.
Worldwide sales of Prevymis, a medicine for prophylaxis (prevention) of cytomegalovirus (CMV) infection and disease in adult CMV-seropositive recipients of an allogenic hematopoietic stem cell transplant, grew 39% in both the second quarter and first six months of 2023 largely due to higher demand in the U.S. and Europe, as well as continued uptake from the 2022 launch in China. In June 2023, the FDA approved a new indication for Prevymis for prophylaxis of CMV disease in adult kidney transplant recipients at high risk (Donor CMV-seropositive/Recipient CMV-seronegative [D+/R-]) following a priority review.
Cardiovascular

	Three Months Ended June 30,			% Change Excluding Foreign Exchange	Six Months Ended June 30,			% Change Excluding Foreign Exchange
($ in millions)	2023	2022	% Change		2023	2022	% Change
Alliance Revenue - Adempas/ Verquvo (1)	$68	$98	(31)%	(31)%	$167	$170	(2)%	(2)%
Adempas	65	63	3%	5%	125	124	—%	5%
(1) Alliance revenue represents Merck’s share of profits from sales in Bayer’s marketing territories, which are product sales net of cost of sales and commercialization costs (see Note 3 to the condensed consolidated financial statements).
Adempas (riociguat) and Verquvo (vericiguat) are part of a worldwide collaboration with Bayer AG (Bayer) to market and develop soluble guanylate cyclase (sGC) modulators (see Note 3 to the condensed consolidated financial statements). Adempas is approved for the treatment of certain types of pulmonary arterial hypertension and chronic pulmonary hypertension. Verquvo is approved to reduce the risk of cardiovascular death and heart failure hospitalization following a hospitalization for heart failure or need for outpatient intravenous diuretics in adults with symptomatic chronic heart failure and reduced ejection fraction. Verquvo was approved in the U.S., the EU and Japan in 2021 and has since been approved in several other markets. Alliance revenue from the collaboration declined 31% and 2% in the second quarter and first six months of 2023, respectively, primarily due to lower profit sharing, which reflects decreased demand in Bayer’s marketing territories. Revenue also includes sales of Adempas and Verquvo in Merck’s marketing territories. Sales of Adempas in Merck’s marketing territories were nearly flat in both the second quarter and first six months of 2023 compared with the same prior year periods.
Virology

	Three Months Ended June 30,			% Change Excluding Foreign Exchange	Six Months Ended June 30,			% Change Excluding Foreign Exchange
($ in millions)	2023	2022	% Change		2023	2022	% Change
Lagevrio	$203	$1,177	(83)%	(82)%	$595	$4,424	(87)%	(85)%
Isentress/Isentress HD	136	147	(7)%	(4)%	259	305	(15)%	(12)%
Lagevrio is an investigational oral antiviral COVID-19 medicine being developed in a collaboration with Ridgeback Biotherapeutics LP (Ridgeback) (see Note 3 to the condensed consolidated financial statements). Following initial authorizations in certain markets in the fourth quarter of 2021, Lagevrio has since received multiple additional authorizations worldwide. Sales of Lagevrio declined 83% and 87% in the second quarter and first six months of 2023, respectively, primarily due to lower demand in Japan and the Asia Pacific region. Additionally, the Company had sales of Lagevrio in the UK in the second quarter and first six months of 2022 and in the U.S. in the first six months of 2022 that did not recur in the corresponding periods of 2023, which also contributed to the sales declines. The Company expects full-year 2023 Lagevrio sales to be approximately $1.0 billion. In April 2023, Japan’s MHLW granted full approval for Lagevrio. Lagevrio was previously granted Special Approval for Emergency in Japan in December 2021.
Global combined sales of Isentress/Isentress HD (raltegravir), an HIV integrase inhibitor for use in combination with other antiretroviral agents for the treatment of HIV-1 infection, declined 7% and 15% in the second quarter and first six months of 2023, respectively, primarily due to competitive pressure in Europe and the U.S. The Company expects competitive pressure for Isentress/Isentress HD to continue. The patent that provided market exclusivity for Isentress/Isentress HD in the EU expired in July 2023; the Company anticipates sales declines of Isentress/Isentress HD in these markets will accelerate in future periods.
Diabetes

	Three Months Ended June 30,			% Change Excluding Foreign Exchange	Six Months Ended June 30,			% Change Excluding Foreign Exchange
($ in millions)	2023	2022	% Change		2023	2022	% Change
Januvia/Janumet	$864	$1,233	(30)%	(28)%	$1,744	$2,466	(29)%	(26)%
Worldwide combined sales of Januvia and Janumet, medicines that help lower blood sugar levels in adults with type 2 diabetes, declined 30% and 29% in the second quarter and first six months of 2023, respectively, primarily reflecting the ongoing impact of the loss of exclusivity in most markets in Europe and the Asia Pacific region, as well as in Canada, coupled with lower demand and pricing in the U.S. due to competitive pressures.
While the key U.S. patent for Januvia and Janumet claiming the sitagliptin compound expired in January 2023, as a result of favorable court rulings and settlement agreements related to a later expiring patent directed to the specific sitagliptin salt form of the products (see Note 9 to the condensed consolidated financial statements), the Company expects that Januvia and Janumet will not lose market exclusivity in the U.S. until May 2026 and Janumet XR will not lose market exclusivity in the U.S. until July 2026, although another non-automatically substitutable form of sitagliptin could be available prior to 2026. As a result of competitive pressures, the Company anticipates pricing and volume declines for Januvia and Janumet in the U.S. for the remainder of 2023 and thereafter.

The Company lost market exclusivity for Januvia in all of the EU and for Janumet in some European countries in September 2022. Exclusivity for Janumet was lost in other European countries in April 2023. While the Company lost market exclusivity for Januvia in China in 2022 with the launch of a generic equivalent product and an additional generic equivalent product was launched in the second quarter of 2023, the impact on sales for full-year 2023 is expected to be modest. Although several generic equivalents of Janumet have been approved in China, none have launched, and the Company expects it is unlikely that any will launch prior to December 2023.
Combined sales of Januvia and Janumet in Europe, China and the U.S. represented 11%, 14% and 37%, respectively, of total combined Januvia and Janumet sales for the first six months of 2023.
In response to a request from a regulatory authority in 2022, Merck evaluated its sitagliptin-containing products for the presence of nitrosamines. Nitrosamines are organic compounds found at trace levels in water and food. Nitrosamines can also result from chemical reactions and can form in drugs either due to the drug’s manufacturing process, chemical structure, or the conditions in which the drugs are stored or packaged. The Company detected a nitrosamine identified as Nitroso-STG-19 (NTTP) in some batches of its sitagliptin-containing medicines. The Company has engaged with major health authorities around the world and has implemented additional quality controls to ensure its portfolio of sitagliptin-containing products meet health authorities’ interim acceptable NTTP limits for continuing distribution of product to the market. The Company has made significant progress in reducing the level of nitrosamines in its sitagliptin-containing medicines and does not anticipate product shortages at this time, subject to regulatory approvals for submitted changes.
Animal Health Segment

	Three Months Ended June 30,			% Change Excluding Foreign Exchange	Six Months Ended June 30,			% Change Excluding Foreign Exchange
($ in millions)	2023	2022	% Change		2023	2022	% Change
Livestock	$807	$826	(2)%	2%	$1,656	$1,658	—%	5%
Companion Animal	649	641	1%	2%	1,291	1,291	—%	2%
Sales of livestock products declined 2% in the second quarter of 2023 and were essentially flat in the first six months of 2023 compared with the corresponding period of 2022. Excluding the unfavorable effect of foreign exchange, livestock sales performance in both periods primarily reflects higher pricing, as well as higher demand for poultry and swine products, partially offset by lower demand for ruminant products, due in part to reduced herd sizes. Sales of companion animal products grew 1% in the second quarter of 2023 and were flat in the first six months of 2023 compared with the corresponding periods of 2022. Excluding the unfavorable effect of foreign exchange, companion animal sales performance in both periods primarily reflects higher pricing, including for the Bravecto (fluralaner) parasiticide line of products, partially offset by supply challenges for certain companion animal vaccines. Sales of Bravecto products were $326 million and $640 million for the second quarter and first six months of 2023, respectively, representing growth of 5% and 3%, respectively, compared with the corresponding prior year periods, or 7% and 5%, respectively, excluding the unfavorable effect of foreign exchange.
Costs, Expenses and Other

	Three Months Ended June 30,			Six Months Ended June 30,
($ in millions)	2023	2022	% Change	2023	2022	% Change
Cost of sales	$4,024	$4,216	(5)%	$7,951	$9,596	(17)%
Selling, general and administrative	2,702	2,512	8%	5,182	4,834	7%
Research and development	13,321	2,798	*	17,597	5,374	*
Restructuring costs	151	142	6%	218	194	12%
Other (income) expense, net	172	438	(61)%	259	1,148	(77)%
	$20,370	$10,106	*	$31,207	$21,146	48%
* > 100%
Cost of Sales
Cost of sales decreased 5% and 17% in the second quarter and first six months of 2023, respectively. Cost of sales includes $193 million and $615 million in the second quarter of 2023 and 2022, respectively, and $414 million and $2.3 billion in the first six months of 2023 and 2022, respectively, related to sales of Lagevrio, which is being developed in a collaboration with Ridgeback (see Note 3 to the condensed consolidated financial statements). Cost of sales also includes the amortization of intangible assets recorded in connection with acquisitions, collaborations, and licensing arrangements, which totaled $468 million and $447 million in the second quarter of 2023 and 2022, respectively, and $1.0 billion and $1.1 billion in the first six months of 2023 and 2022, respectively. Amortization expense in the first six months of 2023 and 2022 includes $72 million and $250 million, respectively, of cumulative catch-up amortization related to Merck’s collaborations with Eisai and AstraZeneca, respectively (see Note 3 to the condensed consolidated financial statements). Also included in cost of sales are expenses associated with restructuring activities, which amounted to $32 million and $67 million in the second quarter of 2023 and 2022, respectively, and $61 million and $113 million in the first six months of 2023 and 2022, respectively, including accelerated depreciation and asset write-offs related to the planned sale or closure of manufacturing facilities. Separation costs associated with manufacturing-related headcount reductions have been incurred and are reflected in Restructuring costs as discussed below.
Gross margin was 73.2% in the second quarter of 2023 compared with 71.1% in the second quarter of 2022. Gross margin was 73.1% in the first six months of 2023 compared with 68.5% in the first six months of 2022. The gross margin improvement in both periods primarily reflects the favorable impacts of lower Lagevrio sales (which have a low gross margin) and product mix, partially offset by the unfavorable impact of foreign exchange and increased restructuring costs. Higher amortization of intangible assets also partially offset the gross margin improvement in the first six months of 2023.
Selling, General and Administrative
Selling, general and administrative (SG&A) expenses increased 8% in the second quarter of 2023 and rose 7% in the first six months of 2023 primarily due to higher administrative costs, including higher compensation and benefit costs, as well as increased promotional spending and higher selling costs, partially offset by the favorable effect of foreign exchange and lower acquisition-related costs.
Research and Development
Research and development (R&D) expenses were $13.3 billion in the second quarter of 2023 compared with $2.8 billion in the second quarter of 2022 and were $17.6 billion in the first six months of 2023 compared with $5.4 billion in the first six months of 2022. The increase in both periods was primarily due to a $10.2 billion charge for the acquisition of Prometheus. Also contributing to the increase in R&D expenses in both periods were higher compensation and benefit costs, reflecting in part increased headcount, higher investments in discovery research and early drug development, as well as increased clinical development spending. The increase in R&D expenses in the first six months of 2023 was also attributable to a $1.2 billion charge for the acquisition of Imago and higher upfront charges related to collaborations and licensing arrangements. The increase in R&D expenses in both periods was partially offset by the favorable effect of foreign exchange.
R&D expenses are comprised of the costs directly incurred by Merck Research Laboratories (MRL), the Company’s research and development division that focuses on human health-related activities, which were $2.3 billion and $1.9 billion for the second quarter of 2023 and 2022, respectively, and $4.3 billion and $3.7 billion for the first six months of 2023 and 2022, respectively. Also included in R&D expenses are Animal Health research costs, licensing costs, charges for transactions accounted for as asset acquisitions, and costs incurred by other divisions in support of R&D activities, including depreciation, production and general and administrative, which in the aggregate were approximately $11.1 billion and $880 million for the second quarter of 2023 and 2022, respectively, and $13.3 billion and $1.6 billion for the first six months of 2023 and 2022, respectively. The increase in these expenses in the second quarter and first six months of 2023 was largely attributable to the $10.2 billion charge for the acquisition of Prometheus (as noted above). The increase in these expenses for the first six months of 2023 was also due in part to a $1.2 billion charge for the acquisition of Imago (as noted above) and a $175 million charge for a license and collaboration agreement with Kelun-Biotech. See Note 2 to the condensed consolidated financial statements for additional information related to business development activity.
Restructuring Costs
In 2019, Merck approved a global restructuring program (Restructuring Program) as part of a worldwide initiative focused on optimizing the Company’s manufacturing and supply network, as well as reducing its global real estate footprint. The actions contemplated under the Restructuring Program are expected to be substantially completed by the end of 2023, with the cumulative pretax costs to be incurred by the Company to implement the program estimated to be approximately $3.9 billion. Merck expects to record charges of approximately $550 million for the full year of 2023 related to the Restructuring Program. The Company anticipates the actions under the Restructuring Program will result in cumulative annual net cost savings of approximately $900 million by the end of 2023.
Restructuring costs, primarily representing separation and other related costs associated with these restructuring activities, were $151 million and $142 million for the second quarter of 2023 and 2022, respectively, and $218 million and $194 million for the first six months of 2023 and 2022, respectively. Separation costs incurred were associated with actual headcount reductions, as well as estimated expenses under existing severance programs for involuntary headcount reductions that were probable and could be reasonably estimated. Also included in restructuring costs are asset abandonment, facility shut-down and other related costs, as well as employee-related costs such as curtailment, settlement and termination charges associated with pension and other postretirement benefit plans and share-based compensation plan costs. For segment reporting, restructuring costs are unallocated expenses.
Additional costs associated with the Company’s restructuring activities are included in Cost of sales, Selling, general and administrative expenses and Research and development costs. The Company recorded aggregate pretax costs of $236 million and $258 million in the second quarter of 2023 and 2022, respectively, and $333 million and $384 million for the first six months of 2023 and 2022, respectively, related to restructuring program activities (see Note 5 to the condensed consolidated financial statements).

Other (Income) Expense, Net
Other (income) expense, net, was $172 million of expense in the second quarter of 2023 compared with $438 million of expense in the second quarter of 2022 primarily due to lower losses from investments in equity securities and lower pension settlement costs. Other (income) expense, net, was $259 million of expense for the first six months of 2023 compared with $1.1 billion of expense for the first six months of 2022 primarily due to net unrealized gains from investments in equity securities recorded in 2023 compared with net unrealized losses recorded in 2022, and lower pension settlement costs, partially offset by a $572.5 million charge in 2023 related to settlements with certain plaintiffs in the Zetia antitrust litigation (see Note 9 to the condensed consolidated financial statements).
For details on the components of Other (income) expense, net, see Note 12 to the condensed consolidated financial statements.

Segment Profits
	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2023	2022	2023	2022
Pharmaceutical segment profits	$9,854	$9,173	$18,993	$18,673
Animal Health segment profits	467	571	1,032	1,156
Other	(15,656)	(5,257)	(21,710)	(10,481)
(Loss) Income Before Taxes	$(5,335)	$4,487	$(1,685)	$9,348
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
Pharmaceutical segment profits grew 7% and 2% in the second quarter and first six months of 2023, respectively, reflecting higher sales, partially offset by higher administrative and promotional costs, as well as the unfavorable effect of foreign exchange. Animal Health segment profits declined 18% and 11% in the second quarter and first six months of 2023, respectively, reflecting higher administrative and promotional costs, increased research and development expenses, as well as the unfavorable effect of foreign exchange.
Income Taxes
The income tax provision of $637 million and $1.5 billion for the second quarter and first six months of 2023, respectively, on pretax losses of $5.3 billion and $1.7 billion, respectively, resulted in effective income tax rates of (11.9)% and (86.8)%, respectively. The second quarter 2023 effective tax rate includes the impact of a charge for the acquisition of Prometheus for which no tax benefit was recognized, which unfavorably affected the tax rate by 25.1 percentage points, as well as the favorable impact of net unrealized losses from investments in equity securities, which were taxed at the U.S. tax rate. The effective income tax rate for the first six months of 2023 includes a 101.9 percentage point combined unfavorable impact of charges for the acquisitions of Prometheus and Imago for which no tax benefits were recognized, as well as higher foreign taxes, the impact of the R&D capitalization provision of the Tax Cuts and Jobs Act of 2017 on the Company’s U.S. global intangible low-taxed income inclusion, and net unrealized gains from investments in equity securities, which were taxed at the U.S. tax rate, partially offset by higher foreign tax credits. The effective income tax rates of 12.0% for the second quarter of 2022 and 11.7% for the first six months of 2022 reflect the favorable impact of net unrealized losses from investments in equity securities, which were taxed at the U.S. tax rate.
Non-GAAP (Loss) Income and Non-GAAP EPS
Non-GAAP (loss) income and non-GAAP (loss) earnings per share (EPS) are alternative views of the Company’s performance that Merck is providing because management believes this information enhances investors’ understanding of the Company’s results since management uses non-GAAP measures to assess performance. Non-GAAP (loss) income and non-GAAP EPS exclude certain items because of the nature of these items and the impact that they have on the analysis of underlying business performance and trends. The excluded items (which should not be considered non-recurring) consist of acquisition- and divestiture-related costs, restructuring costs, income and losses from investments in equity securities, and certain other items. These excluded items are significant components in understanding and assessing financial performance.

Non-GAAP (loss) income and non-GAAP EPS are important internal measures for the Company. Senior management receives a monthly analysis of operating results that includes a non-GAAP EPS metric. Management uses non-GAAP measures internally for planning and forecasting purposes and to measure the performance of the Company along with other metrics. In addition, senior management’s annual compensation is derived in part using a non-GAAP pretax income metric. Since non-GAAP (loss) income and non-GAAP EPS are not measures determined in accordance with GAAP, they have no standardized meaning prescribed by GAAP and, therefore, may not be comparable to the calculation of similar measures of other companies. The information on non-GAAP income and non-GAAP EPS should be considered in addition to, but not as a substitute for or superior to, net (loss) income and EPS prepared in accordance with generally accepted accounting principles in the U.S. (GAAP).
A reconciliation between GAAP financial measures and non-GAAP financial measures is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions except per share amounts)	2023	2022	2023	2022
(Loss) income before taxes as reported under GAAP	$(5,335)	$4,487	$(1,685)	$9,348
Increase (decrease) for excluded items:
Acquisition- and divestiture-related costs	498	530	1,088	1,168
Restructuring costs	236	258	333	384
Loss (income) from investments in equity securities, net	194	234	(235)	918
Other items:
Charge for Zetia antitrust litigation settlements	—	—	573	—
Non-GAAP (loss) income before taxes	(4,407)	5,509	74	11,818
Income tax provision as reported under GAAP	637	538	1,462	1,092
Estimated tax benefit on excluded items (1)	173	223	261	552
Non-GAAP income tax provision	810	761	1,723	1,644
Non-GAAP net (loss) income	(5,217)	4,748	(1,649)	10,174
Less: Net income attributable to noncontrolling interests as reported under GAAP	3	5	7	2
Non-GAAP net (loss) income attributable to Merck & Co., Inc.	$(5,220)	$4,743	$(1,656)	$10,172
EPS assuming dilution as reported under GAAP (2)	$(2.35)	$1.55	$(1.24)	$3.25
EPS difference	0.29	0.32	0.59	0.76
Non-GAAP EPS assuming dilution (2)	$(2.06)	$1.87	$(0.65)	$4.01
(1)    The estimated tax impact on the excluded items is determined by applying the statutory rate of the originating territory of the non-GAAP adjustments.
(2)    The Company recorded a net loss on both a GAAP and non-GAAP basis for the three and six months ended June 30, 2023; therefore, no potential dilutive common shares were used in the computations of loss per common share assuming dilution because the effects would have been antidilutive.
Acquisition- and Divestiture-Related Costs
Non-GAAP (loss) income and non-GAAP EPS exclude the impact of certain amounts recorded in connection with acquisitions and divestitures of businesses. These amounts include the amortization of intangible assets and amortization of purchase accounting adjustments to inventories, as well as intangible asset impairment charges, and expense or income related to changes in the estimated fair value measurement of liabilities for contingent consideration. Also excluded are integration, transaction, and certain other costs associated with acquisitions and divestitures. Non-GAAP (loss) income and non-GAAP EPS also exclude amortization of intangible assets related to collaborations and licensing arrangements.
Restructuring Costs
Non-GAAP (loss) income and non-GAAP EPS exclude costs related to restructuring actions (see Note 5 to the condensed consolidated financial statements). These amounts include employee separation costs and accelerated depreciation associated with facilities to be closed or divested. Accelerated depreciation costs represent the difference between the depreciation expense to be recognized over the revised useful life of the asset, based upon the anticipated date the site will be closed or divested or the equipment disposed of, and depreciation expense as determined utilizing the useful life prior to the restructuring actions. Restructuring costs also include asset abandonment, facility shut-down and other related costs, as well as employee-related costs such as curtailment, settlement and termination charges associated with pension and other postretirement benefit plans and share-based compensation costs.
Income and Losses from Investments in Equity Securities
Non-GAAP (loss) income and non-GAAP EPS exclude realized and unrealized gains and losses from investments in equity securities either owned directly or through ownership interests in investment funds.

Certain Other Items
Non-GAAP (loss) income and non-GAAP EPS exclude certain other items. These items are adjusted for after evaluating them on an individual basis, considering their quantitative and qualitative aspects. Typically, these consist of items that are unusual in nature, significant to the results of a particular period or not indicative of future operating results. Excluded from non-GAAP (loss) income and non-GAAP EPS in 2023 is a charge related to settlements with certain plaintiffs in the Zetia antitrust litigation (see Note 9 to the condensed consolidated financial statements).
Research and Development Update
The Company currently has candidates under regulatory review in the U.S. and internationally.
MK-7264, gefapixant, is an investigational, non-narcotic, orally selective P2X3 receptor antagonist, for the treatment of adults with refractory or unexplained chronic cough under review by the FDA and the European Medicines Agency (EMA). The marketing applications for gefapixant are based on results from the COUGH-1 and COUGH-2 clinical trials. In July 2023, the FDA accepted Merck’s resubmission of the New Drug Application (NDA) for gefapixant and assigned a Prescription Drug User Fee Act (PDUFA), or target action, date of December 27, 2023. Merck submitted additional analyses to the FDA in June 2023 in response to the Complete Response Letter (CRL) that was received in January 2022 regarding Merck’s NDA for gefapixant. In the CRL, the FDA requested additional information related to the cough counting system that was used to assess efficacy. The CRL was not related to the safety of gefapixant. In July 2023, the Committee for Medicinal Products for Human Use (CHMP) of the EMA recommended the approval of gefapixant. The CHMP’s recommendation will now be reviewed by the European Commission (EC) for marketing authorization in the EU and a final decision is expected later in 2023.
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
Additionally, Keytruda is under review by the FDA in combination with standard of care chemotherapy (gemcitabine and cisplatin) for the treatment of patients with locally advanced unresectable or metastatic biliary tract cancer. The submission is based on data from the KEYNOTE-966 trial. The FDA set a PDUFA date of February 7, 2024. KEYNOTE-966 is also under review in the EU and Japan.
Keytruda is also under review by the FDA in combination with fluoropyrimidine- and platinum-containing chemotherapy for the first-line treatment of patients with locally advanced unresectable or metastatic gastric or GEJ adenocarcinoma. The submission is based on data from the KEYNOTE-859 trial. The FDA set a PDUFA date of December 16, 2023. KEYNOTE-859 is also under review in the EU and Japan.
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
Keytruda is also under review in the EU in combination with trastuzumab, fluoropyrimidine- and platinum-containing chemotherapy, for the first-line treatment of locally advanced unresectable or metastatic human epidermal growth factor 2 (HER2)-positive gastric or GEJ adenocarcinoma in adults whose tumors express PD-L1. In July 2023, the CHMP adopted a positive opinion recommending approval of Keytruda for this indication based on interim results from the Phase 3 KEYNOTE-811 trial. The CHMP’s recommendation will now be reviewed by the EC for marketing authorization in the EU, and a final decision is expected in the third quarter of 2023. This indication was approved by the FDA under accelerated approval based on objective response rate data from KEYNOTE-811, and continued approval for this indication may be contingent upon verification and description of clinical benefit in the confirmatory trials. Merck is working with the FDA to update this indication to patients whose tumors are PD-L1 positive.

MK-7339, Lynparza, is an oral PARP inhibitor currently approved for the treatment of several cancers being co-developed for additional cancer types as part of a collaboration with AstraZeneca (see Note 3 to the condensed consolidated financial statements). Lynparza is under review in Japan for the treatment of certain patients with mCRPC based on the PROpel trial.
In July 2023, Merck submitted a Biologics License Application to the FDA for sotatercept (MK-7962), Merck’s novel investigational activin signaling inhibitor for the treatment of adults with pulmonary arterial hypertension (World Health Organization Group 1).
Also in July 2023, Merck and Moderna, Inc. announced the initiation of the pivotal Phase 3 randomized V940-001 clinical trial evaluating V940 (mRNA-4157), an investigational individualized neoantigen therapy, in combination with Keytruda, as an adjuvant treatment in patients with resected high-risk (Stage IIB-IV) melanoma. The FDA and EMA granted Breakthrough Therapy Designation and the Priority Medicines (PRIME) scheme, respectively, for V940 (mRNA-4157) in combination with Keytruda for the adjuvant treatment of patients with high-risk melanoma based on data from the Phase 2b KEYNOTE-942/mRNA-4157-P201 study.
KEYNOTE-A86, a study evaluating pembrolizumab subcutaneous versus pembrolizumab intravenous administered with platinum doublet chemotherapy in patients with metastatic squamous or nonsquamous NSCLC, met its dual primary endpoints and Merck anticipates disclosing details in the future.
MK-4482, Lagevrio, is an investigational oral antiviral medicine for the treatment of mild to moderate COVID-19 in adults who are at risk for progressing to severe disease. Merck is developing Lagevrio in collaboration with Ridgeback. The FDA granted Emergency Use Authorization for Lagevrio in December 2021, which was last reissued in February 2023. Lagevrio is authorized for the treatment of adults with a current diagnosis of mild to moderate COVID-19, and who are at high risk for progression to severe COVID-19, including hospitalization or death, and for whom alternative COVID-19 treatment options approved or authorized by the FDA are not accessible or clinically appropriate. The authorization is based on the Phase 3 MOVe-OUT trial. Lagevrio is not approved for any use in the U.S. and is authorized only for the duration of the declaration that circumstances exist justifying the authorization of its emergency use under the Food, Drug and Cosmetic Act, unless the authorization is terminated or revoked sooner. In November 2021, the EMA issued a positive scientific opinion for Lagevrio, which was intended to support national decision-making on the possible use of Lagevrio prior to marketing authorization. In October 2021, the EMA initiated a rolling review for Lagevrio for the treatment of COVID-19 in adults. In February 2023, Merck and Ridgeback announced that the CHMP of the EMA recommended the refusal of the marketing authorization application (MAA) for Lagevrio. Merck and Ridgeback appealed the decision and requested a re-examination of the MAA. In June 2023, Merck and Ridgeback announced that they have withdrawn the EU application for marketing authorization of Lagevrio based on the CHMP’s view that the data submitted are not sufficient to satisfy EU regulatory requirements for marketing authorization of Lagevrio. Applications to other regulatory bodies are underway.
The Company is in the process of discontinuing development of ladiratuzumab vedotin, an ADC targeting LIV-1, which was being developed in collaboration with Seagen Inc.

The charts below reflect the Company’s research pipeline as of August 2, 2023. Candidates shown in Phase 3 include the date such candidate entered into Phase 3 development. Candidates shown in Phase 2 include the most advanced compound with a specific mechanism or, if listed compounds have the same mechanism, they are each currently intended for commercialization in a given therapeutic area. Small molecules and biologics are given MK-number designations and vaccine candidates are given V-number designations. Except as otherwise noted, candidates in Phase 1, additional indications in the same therapeutic area (other than with respect to cancer) and additional claims, line extensions or formulations for in-line products are not shown.

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
Bladder
Esophageal
Melanoma
Renal Cell
Small-Cell Lung
MK-4830(2)
        Colorectal
     Esophageal
     Melanoma
Non-Small-Cell Lung
Ovarian
Renal Cell
    Small-Cell Lung

Cancer
MK-5684(1)
Prostate
MK-5890 (boserolimab)(2)
     Non-Small-Cell Lung
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
Ulcerative Colitis
MK-7240

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
MK-7339 Lynparza(2)
Non-Small-Cell Lung (June 2019)
Small-Cell Lung (December 2020)
MK-7684A (vibostolimab+pembrolizumab)
Melanoma (January 2023)
Non-Small-Cell Lung (April 2021)
Small-Cell Lung (March 2022)
MK-7902 Lenvima(1)(2)
Esophageal (July 2021)
Gastric (December 2020)
Head and Neck (February 2020)
Non-Small-Cell Lung (March 2019)
V940(1)(2)
Melanoma (July 2023)
HIV-1 Infection
     MK-8591A (doravirine+islatravir) (February 2020)(5)
Pneumococcal Vaccine Adult
V116 (July 2022)
Pulmonary Arterial Hypertension
MK-7962 (sotatercept) (January 2021)
Respiratory Syncytial Virus
MK-1654 (clesrovimab) (November 2021)
New Molecular Entities Cough MK-7264 (gefapixant) (U.S.)(8) (EU)
Certain Supplemental Filings
Cancer
MK-3475 Keytruda
• Second-Line Hepatocellular Carcinoma
(KEYNOTE-394) (U.S.)
• Locally Advanced or Metastatic Merkel Cell Carcinoma
(KEYNOTE-913) (U.S.)
• First-Line Advanced or Unresectable Biliary Tract Cancer
(KEYNOTE-966) (U.S.) (EU) (JPN)
• First-Line HER2 Negative Locally Advanced Unresectable or Metastatic Gastric Cancer
(KEYNOTE-859) (U.S.) (EU) (JPN)
• Resectable Stage II, IIIA or IIIB NSCLC
(KEYNOTE-671) (U.S.) (EU)
• Adjuvant Non-Small-Cell Lung Cancer
(KEYNOTE-091) (EU)
• Metastatic HER2+ Gastric Cancer
(KEYNOTE-811) (EU)

MK-7339 Lynparza(1)
• First-Line Metastatic Prostate Cancer
(PROpel) (JPN)

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
(7) Available in the U.S. under Emergency Use Authorization.
(8) In July 2023, the FDA accepted Merck’s resubmission of the NDA for gefapixant following the Company’s response to the CRL received in January 2022.

Analysis of Liquidity and Capital Resources

($ in millions)	June 30, 2023	December 31, 2022
Cash and investments	$7,592	$14,207
Working capital	6,583	11,483
Total debt to total liabilities and equity	35.3%	28.1%
Cash provided by operating activities was $5.0 billion in the first six months of 2023 compared with $9.1 billion in the first six months of 2022 primarily reflecting the impact of lower Lagevrio sales. Cash provided by operating activities was reduced by milestone payments related to certain collaborations of $240 million and $1.7 billion in the first six months of 2023 and 2022, respectively. Cash provided by operating activities continues to be the Company’s primary source of funds to finance operating needs, with excess cash generally serving as the primary source of funds to finance business development transactions, capital expenditures, dividends paid to shareholders and treasury stock purchases.
Cash used in investing activities was $13.8 billion in the first six months of 2023 compared with $2.3 billion in the first six months of 2022. The higher use of cash in investing activities was primarily due to the acquisitions of Prometheus and Imago, partially offset by higher proceeds from sales of securities and other investments, lower purchases of securities and other investments, and lower capital expenditures.
Cash provided by financing activities was $1.7 billion in the first six months of 2023 compared with a use of cash in financing activities of $4.9 billion in the first six months of 2022. The change was primarily due to proceeds from the issuance of debt (see below) and an increase in short-term borrowings, partially offset by higher payments on long-term debt (see below), treasury stock purchases and higher dividends paid to shareholders.

The Company has accounts receivable factoring agreements with financial institutions in certain countries to sell accounts receivable. The Company factored $2.9 billion and $2.5 billion of accounts receivable at June 30, 2023 and December 31, 2022, respectively, under these factoring arrangements, which reduced outstanding accounts receivable. The cash received from the financial institutions is reported within operating activities in the Condensed Consolidated Statement of Cash Flows. In certain of these factoring arrangements, for ease of administration, the Company will collect customer payments related to the factored receivables, which it then remits to the financial institutions. The net cash flows relating to these collections are reported as financing activities in the Condensed Consolidated Statement of Cash Flows.
In May 2023, the Company issued $6.0 billion principal amount of senior unsecured notes consisting of $500 million of 4.05% notes due 2028, $750 million of 4.30% notes due 2030, $1.5 billion of 4.50% notes due 2033, $750 million of 4.90% notes due 2044, $1.5 billion of 5.00% notes due 2053, and $1.0 billion of 5.15% notes due 2063. The Company used a portion of the $5.9 billion net proceeds from this offering to fund a portion of the cash consideration paid for the acquisition of Prometheus and related fees and expenses, and used the remaining net proceeds for general corporate purposes including to repay commercial paper borrowings and other indebtedness with upcoming maturities.
In May 2023, the Company’s $1.75 billion, 2.80% notes matured in accordance with their terms and were repaid. In February 2022, the Company’s $1.25 billion, 2.35% notes matured in accordance with their terms and were repaid.
Dividends paid to stockholders were $3.7 billion and $3.5 billion for the first six months of 2023 and 2022, respectively. In May 2023, the Board of Directors declared a quarterly dividend of $0.73 per share on the Company’s outstanding common stock for the second quarter that was paid in July 2023. In July 2023, the Board of Directors declared a quarterly dividend of $0.73 per share on the Company’s outstanding common stock for the third quarter that will be paid in October 2023.
In 2018, Merck’s Board of Directors authorized purchases of up to $10 billion of Merck’s common stock for its treasury. The treasury stock purchase authorization has no time limit and will be made over time in open-market transactions, block transactions on or off an exchange, or in privately negotiated transactions. The Company has made and anticipates continuing to make modest share repurchases under this program in 2023. During the first six months of 2023, the Company purchased $487 million (4 million shares) of its common stock for its treasury under this program. As of June 30, 2023, the Company’s remaining share repurchase authorization was $4.6 billion.
The Company has a $6.0 billion credit facility that matures in May 2028. The facility provides backup liquidity for the Company’s commercial paper borrowing facility and is to be used for general corporate purposes. The Company has not drawn funding from this facility.
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
Item 4. Controls and Procedures
Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures over financial reporting. Based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2023, the Company’s disclosure controls and procedures are effective. For the second quarter of 2023, there were no changes in internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer purchases of equity securities for the three months ended June 30, 2023 were as follows:
ISSUER PURCHASES OF EQUITY SECURITIES

				($ in millions)
Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
April 1 - April 30	376,898	$110.51	376,898	$4,856
May 1 - May 31	907,404	$114.76	907,404	$4,752
June 1 - June 30	1,734,532	$110.72	1,734,532	$4,560
Total	3,018,834	$111.91	3,018,834
(1) Shares purchased during the period were made as part of a plan approved by the Board of Directors in October 2018 to purchase up to $10 billion of Merck’s common stock for its treasury.
Item 5. Other Information
Insider Trading Arrangements
During the three months ended June 30, 2023, none of the Company’s directors or executive officers adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements.
Frequency of Future Non-Binding Shareholder Advisory Votes on Executive Compensation
As previously reported in a Current Report on Form 8-K filed on May 26, 2023, at the Company’s 2023 Annual Meeting of Shareholders held on May 23, 2023, the Company’s shareholders approved, on a non-binding advisory basis, the holding of a non-binding shareholder advisory vote on executive compensation annually. Based on this voting result, among other factors, the Company will include a non-binding shareholder advisory vote on executive compensation in its proxy materials annually until the next required shareholder vote on the frequency of such non-binding advisory votes on executive compensation.

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

MERCK & CO., INC.

Date: August 7, 2023	/s/ Jennifer Zachary
JENNIFER ZACHARY
Executive Vice President and General Counsel

Date: August 7, 2023	/s/ Rita A. Karachun
RITA A. KARACHUN
Senior Vice President Finance - Global Controller