Form 10-K/A
period 2023-12-31
Merck & Co., Inc.
filed 2024-04-11
CIK 310158

As filed with the Securities and Exchange Commission on April 11, 2024

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-K/A
(Amendment No. 1)

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
Proxy Statement for the Annual Meeting of Shareholders to be held May 28, 2024, to be filed with the Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this report
Part III

EXPLANATORY NOTE
Merck & Co., Inc. (the “Company”) filed its Annual Report on Form
10-K
for the fiscal year ended December 31, 2023 (the “Original Form
10-K”)
with the Securities and Exchange Commission on February 26, 2024. The Company is filing this Amendment No. 1 (this “Amendment”) to the Original Form
10-K
solely to correct the date of the Annual Meeting of Shareholders. In the Original Form
10-K,
that date was inadvertently referenced as May 18, 2024. The date of the Annual Meeting of Shareholders is May 28, 2024.
Accordingly, this Amendment is being filed solely to:

•	amend Part III, Items 10, 11, 12, 13 and 14 of the Original Form 10-K to correct the date of the Annual Meeting of Shareholders;

•	correct the date of the Annual Meeting of Shareholders on the cover of the filing; and

•
file new certifications of our principal executive officer and principal financial officer as exhibits to this Amendment under Item 15 of Part IV hereof pursuant to Rule
12b-15
under the Securities Exchange Act of 1934, as amended, and pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

This Amendment does not reflect any events occurring after the filing of the Original Form
10-K
or modify or update the disclosure contained therein in any way other than as required to reflect the correction discussed above. Accordingly, this Amendment should be read in conjunction with the Original Form
10-K.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

The required information on directors and nominees is incorporated by reference from the discussion under Proposal 1. Election of Directors of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held May 28, 2024. Information on executive officers is set forth in Part I of the Original Form 10-K on page 41.

The required information on compliance with Section 16(a) of the Securities Exchange Act of 1934, if applicable, is incorporated by reference from the discussion under the heading “Stock Ownership Information” of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held May 28, 2024.

The Company has a Code of Conduct — Our Values and Standards applicable to all employees, including the principal executive officer, principal financial officer, principal accounting officer and Controller. The Code of Conduct is available on the Company’s website at www.merck.com/company-overview/culture-and-values/code-of- conduct/values-and-standards/. The Company intends to disclose future amendments to certain provisions of the Code of Conduct, and waivers of the Code of Conduct granted to executive officers and directors, if any, on the website within four business days following the date of any amendment or waiver. Every Merck employee is responsible for adhering to business practices that are in accordance with the law and with ethical principles that reflect the highest standards of corporate and individual behavior.

The required information on the identification of the audit committee and the audit committee financial expert is incorporated by reference from the discussion under the heading “Board Meetings and Committees” of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held May 28, 2024.

Item 11.	Executive Compensation.

The information required on executive compensation is incorporated by reference from the discussion under the headings “Compensation Discussion and Analysis,” “Summary Compensation Table,” “All Other Compensation” table, “CEO Pay Ratio,” “Pay vs. Performance” table, “Grants of Plan-Based Awards” table, “Outstanding Equity Awards” table, “Option Exercises and Stock Vested” table, “Pension Benefits” table, “Nonqualified Deferred Compensation” table, and “Potential Payments Upon Termination or a Change in Control”, including the discussion under the subheadings “Separation” and “Change in Control,” as well as all footnote information to the various tables, of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held May 28, 2024.

The required information on director compensation is incorporated by reference from the discussion under the heading “Director Compensation” and related “2023 Schedule of Director Fees” table and “2023 Director Compensation” table of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held May 28, 2024.

The required information under the headings “Compensation and Management Development Committee Interlocks and Insider Participation” and “Compensation and Management Development Committee Report” is incorporated by reference from the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held May 28, 2024.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information with respect to security ownership of certain beneficial owners and management is incorporated by reference from the discussion under the heading “Stock Ownership Information” of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held May 28, 2024.

Equity Compensation Plan Information

The following table summarizes information about the options, warrants and rights and other equity compensation under the Company’s equity compensation plans as of the close of business on December 31, 2023. The table does not include information about tax qualified plans such as the Merck U.S. Savings Plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	13,526,932	(2)	$77.54	81,123,362
Equity compensation plans not approved by security holders	—		—	—

Total	13,526,932		$77.54	81,123,362

(1)

Includes options to purchase shares of Company Common Stock and other rights under the following shareholder-approved plans: the Merck & Co., Inc. 2010 and 2019 Incentive Stock Plans, and the Merck & Co., Inc. 2010 Non-Employee Directors Stock Option Plan.

(2)

Excludes approximately 12,541,646 shares of restricted stock units and 1,966,333 performance share units (assuming maximum payouts) under the Merck Sharp & Dohme 2010 and 2019 Incentive Stock Plans. Also excludes 157,619 shares of phantom stock deferred under the MSD Employee Deferral Program and 503,549 shares of phantom stock deferred under the Merck & Co., Inc. Plan for Deferred Payment of Directors’ Compensation.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The required information on transactions with related persons is incorporated by reference from the discussion under the heading “Related Person Transactions” of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held May 28, 2024.

The required information on director independence is incorporated by reference from the discussion under the heading “Independence of Directors” of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held May 28, 2024.

Item 14.	Principal Accountant Fees and Services.

The information required for this item is incorporated by reference from the discussion under Proposal 4. Ratification of Appointment of Independent Registered Public Accounting Firm for 2024 beginning with the caption “Pre-Approval Policy for Services of Independent Registered Public Accounting Firm” through “Fees for Services Provided by the Independent Registered Public Accounting Firm” of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held May 28, 2024.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this Form 10-K/A

3.	Exhibits

Exhibit Number		Description

1.1	—	Restated Certificate of Incorporation of Merck & Co., Inc. (November 3, 2009) — Incorporated by reference to Merck & Co., Inc.’s Current Report on Form 8-K filed November 4, 2009 (No. 1-6571)

1.2	—	By-Laws of Merck & Co., Inc. (effective March 22, 2022) — Incorporated by reference to Merck & Co., Inc.’s Current Report on Form 8-K filed March 25, 2022 (No. 1-6571)

4.1	—	Indenture, dated as of April 1, 1991, between Merck Sharp & Dohme Corp. (f/k/a Schering Corporation) and U.S. Bank Trust National Association (as successor to Morgan Guaranty Trust Company of New York), as Trustee (the 1991 Indenture) — Incorporated by reference to Exhibit 4 to MSD’s Registration Statement on Form S-3 (No. 33-39349)

4.2	—	First Supplemental Indenture to the 1991 Indenture, dated as of October 1, 1997 — Incorporated by reference to Exhibit 4(b) to MSD’s Registration Statement on Form S-3 filed September 25, 1997 (No. 333-36383)

4.3	—	Second Supplemental Indenture to the 1991 Indenture, dated November 3, 2009 — Incorporated by reference to Exhibit 4.3 to Merck & Co., Inc.’s Current Report on Form 8-K filed November 4, 2009 (No.1-6571)

4.4	—	Third Supplemental Indenture to the 1991 Indenture, dated May 1, 2012 — Incorporated by reference to Exhibit 4.1 to Merck & Co., Inc.’s Form 10-Q Quarterly Report for the period ended March 31, 2012 (No. 1-6571)

4.5	—	Indenture, dated November 26, 2003, between Merck & Co., Inc. (f/k/a Schering-Plough Corporation) and The Bank of New York as Trustee (the 2003 Indenture) — Incorporated by reference to Exhibit 4.1 to Schering-Plough’s Current Report on Form 8-K filed November 28, 2003 (No. 1-6571)

4.6	—	Second Supplemental Indenture to the 2003 Indenture (including Form of Note), dated November 26, 2003 — Incorporated by reference to Exhibit 4.3 to Schering-Plough’s Current Report on Form 8-K filed November 28, 2003 (No. 1-6571)

4.7	—	Third Supplemental Indenture to the 2003 Indenture (including Form of Note), dated September 17, 2007 — Incorporated by reference to Exhibit 4.1 to Schering-Plough’s Current Report on Form 8-K filed September 17, 2007 (No. 1-6571)

4.8	—	Fifth Supplemental Indenture to the 2003 Indenture, dated November 3, 2009 — Incorporated by reference to Exhibit 4.4 to Merck & Co., Inc.’s Current Report on Form 8-K filed November 4, 2009 (No. 1-6571)

4.9	—	Indenture, dated as of January 6, 2010, between Merck & Co., Inc. and U.S. Bank Trust National Association, as Trustee — Incorporated by reference to Exhibit 4.1 to Merck & Co., Inc.’s Current Report on Form 8-K filed December 10, 2010 (No. 1-6571)

4.10	—	Description of the Registrant’s Common Stock—Incorporated by reference to Exhibit 4.10 to Merck & Co., Inc.’s Form 10-K Annual Report for the fiscal year ended December 31, 2020 filed February 25, 2021 (No. 1-6571)

4.11	—	Description of the Registrant’s 1.125% Notes due 2021, 1.875% Notes due 2026, and 2.500% Notes due 2034—Incorporated by reference to Exhibit 4.11 to Merck & Co., Inc.’s Form 10-K Annual Report for the fiscal year ended December 31, 2020 filed February 25, 2021 (No. 1-6571)

4.12	—	Description of the Registrant’s 0.500% Notes due 2024 and 1.375% Notes due 2036—Incorporated by reference to Exhibit 4.12 to Merck & Co., Inc.’s Form 10-K Annual Report for the fiscal year ended December 31, 2020 filed February 25, 2021 (No. 1-6571)

*10.1	—	Merck & Co., Inc. Executive Incentive Plan (as amended and restated effective June 1, 2015) — Incorporated by reference to Merck & Co., Inc.’s Schedule 14A filed April 13, 2015 (No. 1-6571)

*10.2	—	Merck & Co., Inc. Deferral Program Including the Base Salary Deferral Plan (Amended and Restated effective December 1, 2019)—Incorporated by reference to Exhibit 10.2 to Merck & Co., Inc.’s Form 10-K Annual Report for the fiscal year ended December 31, 2019 filed February 26, 2020 (No. 1-6571)

*10.3	—	Merck & Co., Inc. 2010 Incentive Stock Plan (as amended and restated June 1, 2015) — Incorporated by reference to Merck & Co., Inc.’s Schedule 14A filed April 13, 2015 (No. 1-6571)

*10.4	—	Form of stock option terms for 2013 quarterly and annual non-qualified option grants under the Merck & Co., Inc. 2010 Incentive Stock Plan — Incorporated by reference to Exhibit 10.19 to Merck & Co., Inc.’s Form 10-K Annual Report for the fiscal year ended December 31, 2012 filed February 28, 2013 (No. 1-6571)

*10.5	—	Form of stock option terms for 2014 quarterly and annual non-qualified option grants under the Merck & Co., Inc. 2010 Incentive Stock Plan — Incorporated by reference to Exhibit 10.18 to Merck & Co., Inc.’s Form 10-K Annual Report for the fiscal year ended December 31, 2014 filed February 27, 2015 (No. 1-6571)

*10.6	—	Form of stock option terms for 2015 quarterly and annual non-qualified option grants under the Merck & Co., Inc. 2010 Incentive Stock Plan — Incorporated by reference to Exhibit 10.20 to Merck & Co., Inc.’s Form 10-K Annual Report for the fiscal year ended December 31, 2015 filed February 26, 2016 (No. 1-6571)

*10.7	—	Form of stock option terms for 2017 annual non-qualified option grants under the Merck & Co., Inc. 2010 Incentive Stock Plan—Incorporated by reference to Exhibit 10.7 to Merck & Co., Inc.’s Form 10-K Annual Report for the fiscal year ended December 31, 2022 filed February 24, 2023 (No. 1-6571)

*10.8	—	Form of stock option terms for 2019 annual non-qualified option grants under the Merck & Co., Inc. 2010 Incentive Stock Plan—Incorporated by reference to Exhibit 10.8 to Merck & Co., Inc.’s Form 10-K Annual Report for the fiscal year ended December 31, 2022 filed February 24, 2023 (No. 1-6571)

*10.9	—	Form of stock option terms for 2018 quarterly and annual non-qualified option grants under the Merck & Co., Inc. 2010 Incentive Stock Plan — Incorporated by reference to Exhibit 10.12 to Merck & Co., Inc.’s Form 10-K Annual Report for the fiscal year ended December 31, 2017 filed February 27, 2018 (No. 1-6571)

*10.10	—	Form of stock option terms for 2016 quarterly and annual non-qualified option grants under the Merck & Co., Inc. 2010 Incentive Stock Plan — Incorporated by reference to Exhibit 10.19 to Merck & Co., Inc.’s Form 10-K Annual Report for the fiscal year ended December 31, 2016 filed February 28, 2017 (No. 1-6571)

*10.11	—	Merck & Co., Inc. 2019 Incentive Stock Plan—Incorporated by reference to Appendix C to Merck & Co., Inc.’s Schedule 14A filed April 8, 2019 (No. 1-6571) and to the Registration Statement on Form S-8 filed August 12, 2019 to register 111,000,000 shares under the 2019 Incentive Stock Plan (File No. 333-233226)

*10.12	—	Merck & Co., Inc. Change in Control Separation Benefits Plan (effective as amended and restated, as of January 1, 2013) — Incorporated by reference to Exhibit 10.1 to Merck & Co., Inc.’s Current Report on Form 8-K filed November 29, 2012 (No. 1-6571)

*10.13	—	Merck & Co., Inc. U.S. Separation Benefits Plan (amended and restated as of January 1, 2019) as further amended by Amendments 2019-1 (as of December 19, 2019), 2020-1 (as of February 25, 2020), 2020-2 (as of December 10, 2020), 2021-1 (as of March 31, 2021), 2021-2 (as of December 16, 2021), 2022-1 (as of December 14, 2022) and 2022-2 (as of December 13, 2021)—Incorporated by reference to Exhibit 10.13 to Merck & Co., Inc.’s Form 10-K Annual Report for the fiscal year ended December 31, 2022 filed February 24, 2023 (No. 1-6571)

*10.14	—	Retirement Plan for the Directors of Merck & Co., Inc. (amended and restated June 21, 1996) — Incorporated by reference to Exhibit 10.C to MSD’s Form 10-Q Quarterly Report for the period ended June 30, 1996 filed August 13, 1996 (No. 1-3305)

*10.15	—	Merck & Co., Inc. Plan for Deferred Payment of Directors’ Compensation (Amended and Restated effective as of January 1, 2022)—Incorporated by reference to Exhibit 10.17 to Merck & Co., Inc.’s Form 10-K Annual Report for the fiscal year ended December 31, 2021 filed February 25, 2022 (No. 1-6571)

*10.16	—	Offer Letter between Merck & Co., Inc. and Jennifer Zachary, dated March 16, 2018—Incorporated by reference to Exhibit 10.28 to Merck & Co., Inc.’s Form 10-K Annual Report for the fiscal year ended December 31, 2018 filed February 27, 2019 (No. 1-6571)

*10.17	—	Form of stock option terms for 2021 annual non-qualified option grants under the Merck & Co., Inc. 2019 Incentive Stock Plan—Incorporated by reference to Exhibit 10.23 to Merck & Co., Inc.’s Form 10-K Annual Report for the fiscal year ended December 31, 2020 filed February 25, 2021 (No. 1-6571)

*10.18	—	Form of restricted stock unit terms for 2021 annual grants under the Merck & Co., Inc. 2019 Incentive Stock Plan—Incorporated by reference to Exhibit 10.24 to Merck & Co., Inc.’s Form 10-K Annual Report for the fiscal year ended December 31, 2020 filed February 25, 2021 (No. 1-6571)

*10.19	—	Form of stock option terms for 2022 annual non-qualified option grants under the Merck & Co., Inc. 2019 Incentive Stock Plan—Incorporated by reference to Exhibit 10.24 to Merck & Co., Inc.’s Form 10-K Annual Report for the fiscal year ended December 31, 2021 filed February 25, 2022 (No. 1-6571)

*10.20	—	Form of restricted stock unit terms for 2022 annual grants under the Merck & Co., Inc. 2019 Incentive Stock Plan—Incorporated by reference to Exhibit 10.25 to Merck & Co., Inc.’s Form 10-K Annual Report for the fiscal year ended December 31, 2021 filed February 25, 2022 (No. 1-6571)

*10.21	—	Form of stock option terms for 2020 annual non-qualified option grants under the Merck & Co., Inc. 2019 Incentive Stock Plan — Incorporated by reference to Exhibit 10.21 to Merck & Co., Inc.’s Form 10-K Annual Report for the fiscal year ended December 31, 2022 filed February 24, 2023 (No. 1-6571)

*10.22	—	Form of restricted stock unit terms for 2020 annual grants under the Merck & Co., Inc. 2019 Incentive Stock Plan—Incorporated by reference to Exhibit 10.22 to Merck & Co., Inc.’s Form 10-K Annual Report for the fiscal year ended December 31, 2022 filed February 24, 2023 (No. 1-6571)

*10.23	—	2021 Performance Share Unit terms for grants under the Merck & Co., Inc. 2019 Incentive Stock Plan — Incorporated by reference to Exhibit 10.23 to Merck & Co., Inc.’s Form 10-K Annual Report for the fiscal year ended December 31, 2022 filed February 24, 2023 (No. 1-6571)

*10.24	—	Terms for Restricted Stock Unit Grants under the Merck & Co., Inc. 2019 Incentive Stock Plan—Incorporated by reference to Exhibit 10.24 to Merck & Co., Inc.’s Form 10-K Annual Report for the fiscal year ended December 31, 2022 filed February 24, 2023 (No. 1-6571)

*10.25	—	Restricted stock unit terms for August 3, 2022 grant to Chirfi Guindo under the Merck & Co., Inc. 2019 Incentive Stock Plan—Incorporated by reference to Exhibit 10.25 to Merck & Co., Inc.’s Form 10-K Annual Report for the fiscal year ended December 31, 2022 filed February 24, 2023 (No. 1-6571)

*10.26	—	Performance share unit terms for August 3, 2022 grant to Chirfi Guindo under the Merck & Co., Inc. 2019 Incentive Stock Plan—Incorporated by reference to Exhibit 10.26 to Merck & Co., Inc.’s Form 10-K Annual Report for the fiscal year ended December 31, 2022 filed February 24, 2023 (No. 1-6571)

*10.27	—	Form of stock option terms for 2023 annual non-qualified option grants under the Merck & Co., Inc. 2019 Incentive Stock Plan — Incorporated by reference to Exhibit 10.27 to Merck & Co, Inc.’s Form 10-K Annual Report for the fiscal year ended December 31, 2023 filed February 26, 2024 (No. 1-6571)

*10.28	—	2022 Performance Share Unit terms for grant under the Merck & Co., Inc. 2019 Incentive Stock Plan — Incorporated by reference to Exhibit 10.28 to Merck & Co, Inc.’s Form 10-K Annual Report for the fiscal year ended December 31, 2023 filed February 26, 2024 (No. 1-6571)

*10.29	—	2023 Performance Share Unit terms for grant under the Merck & Co., Inc. 2019 Incentive Stock Plan — Incorporated by reference to Exhibit 10.29 to Merck & Co, Inc.’s Form 10-K Annual Report for the fiscal year ended December 31, 2023 filed February 26, 2024 (No. 1-6571)

*10.30	—	Offer Letter between Merck & Co., Inc. and Chirfi Guindo, dated June 8, 2022—Incorporated by reference to Exhibit 10.30 to Merck & Co., Inc.’s Form 10-K Annual Report for the fiscal year ended December 31, 2022 filed February 24, 2023 (No. 1-6571)

21	—	Subsidiaries of Merck & Co., Inc. — Incorporated by reference to Exhibit 21 to Merck & Co, Inc.’s Form 10-K Annual Report for the fiscal year ended December 31, 2023 filed February 26, 2024 (No. 1-6571)

23	—	Consent of Independent Registered Public Accounting Firm — Incorporated by reference to Exhibit 23 to Merck & Co, Inc.’s Form 10-K Annual Report for the fiscal year ended December 31, 2023 filed February 26, 2024 (No. 1-6571)

24.1	—	Power of Attorney — Incorporated by reference to Exhibit 24.1 to Merck & Co, Inc.’s Form 10-K Annual Report for the fiscal year ended December 31, 2023 filed February 26, 2024 (No. 1-6571)

24.2	—	Certified Resolution of Board of Directors — Incorporated by reference to Exhibit 24.2 to Merck & Co, Inc.’s Form 10-K Annual Report for the fiscal year ended December 31, 2023 filed February 26, 2024 (No. 1-6571)

31.1	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer — Incorporated by reference to Exhibit 31.1 to Merck & Co, Inc.’s Form 10-K Annual Report for the fiscal year ended December 31, 2023 filed February 26, 2024 (No. 1-6571)

31.2	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer — Incorporated by reference to Exhibit 31.2 to Merck & Co, Inc.’s Form 10-K Annual Report for the fiscal year ended December 31, 2023 filed February 26, 2024 (No. 1-6571)

31.3	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.4	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	—	Section 1350 Certification of Chief Executive Officer — Incorporated by reference to Exhibit 32.1 to Merck & Co, Inc.’s Form 10-K Annual Report for the fiscal year ended December 31, 2023 filed February 26, 2024 (No. 1-6571)

32.2	—	Section 1350 Certification of Chief Financial Officer — Incorporated by reference to Exhibit 32.2 to Merck & Co, Inc.’s Form 10-K Annual Report for the fiscal year ended December 31, 2023 filed February 26, 2024 (No. 1-6571)

97	—	Policy and Procedures for Recoupment of Incentive-Based Compensation — Incorporated by reference to Exhibit 10.28 to Merck & Co, Inc.’s Form 10-K Annual Report for the fiscal year ended December 31, 2023 filed February 26, 2024 (No. 1-6571)

Exhibit 101:

101.INS	—	XBRL Instance Document—The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	—	XBRL Taxonomy Extension Schema Document.

101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document.

104	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Management contract or compensatory plan or arrangement.
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

Dated: April 11, 2024

MERCK & CO., INC.

By:	ROBERT M. DAVIS

(Chairman, Chief Executive Officer and President)

	By:	/s/ JENNIFER ZACHARY
Jennifer Zachary

(Attorney-in-Fact)