Form 10-Q
period 2024-03-31
Merck & Co., Inc.
filed 2024-05-03
CIK 310158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
The number of shares of common stock outstanding as of the close of business on April 30, 2024: 2,532,806,307

Part I - Financial Information
Item 1. Financial Statements
MERCK & CO., INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(Unaudited, $ in millions except per share amounts)

	Three Months Ended March 31,
	2024	2023
Sales	$15,775	$14,487
Costs, Expenses and Other
Cost of sales	3,540	3,926
Selling, general and administrative	2,483	2,479
Research and development	3,992	4,276
Restructuring costs	123	67
Other (income) expense, net	(33)	89
	10,105	10,837
Income Before Taxes	5,670	3,650
Taxes on Income	903	825
Net Income	4,767	2,825
Less: Net Income Attributable to Noncontrolling Interests	5	4
Net Income Attributable to Merck & Co., Inc.	$4,762	$2,821
Basic Earnings per Common Share Attributable to Merck & Co., Inc. Common Shareholders	$1.88	$1.11
Earnings per Common Share Assuming Dilution Attributable to Merck & Co., Inc. Common Shareholders	$1.87	$1.11

MERCK & CO., INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited, $ in millions)

	Three Months Ended March 31,
	2024	2023
Net Income Attributable to Merck & Co., Inc.	$4,762	$2,821
Other Comprehensive Loss Net of Taxes:
Net unrealized gain (loss) on derivatives, net of reclassifications	130	(133)
Benefit plan net (loss) gain and prior service (cost) credit, net of amortization	(5)	(50)
Cumulative translation adjustment	(238)	68
	(113)	(115)
Comprehensive Income Attributable to Merck & Co., Inc.	$4,649	$2,706
 The accompanying notes are an integral part of these condensed consolidated financial statements.

MERCK & CO., INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited, $ in millions except per share amounts)

	March 31, 2024	December 31, 2023
Assets
Current Assets
Cash and cash equivalents	$5,579	$6,841
Short-term investments	40	252
Accounts receivable (net of allowance for doubtful accounts of $80 in 2024 and $88 in 2023)	11,366	10,349
Inventories (excludes inventories of $3,413 in 2024 and $3,348 in 2023 classified in Other assets - see Note 6)	6,510	6,358
Other current assets	7,950	8,368
Total current assets	31,445	32,168
Investments	280	252
Property, Plant and Equipment, at cost, net of accumulated depreciation of $18,620 in 2024 and $18,266 in 2023	23,045	23,051
Goodwill	21,181	21,197
Other Intangibles, Net	17,572	18,011
Other Assets	12,326	11,996
	$105,849	$106,675
Liabilities and Equity
Current Liabilities
Loans payable and current portion of long-term debt	$3,077	$1,372
Trade accounts payable	3,514	3,922
Accrued and other current liabilities	14,102	15,766
Income taxes payable	2,398	2,649
Dividends payable	2,008	1,985
Total current liabilities	25,099	25,694
Long-Term Debt	31,142	33,683
Deferred Income Taxes	922	871
Other Noncurrent Liabilities	8,262	8,792
Merck & Co., Inc. Stockholders’ Equity
Common stock, $0.50 par value Authorized - 6,500,000,000 shares Issued - 3,577,103,522 shares in 2024 and 2023	1,788	1,788
Other paid-in capital	44,598	44,509
Retained earnings	56,697	53,895
Accumulated other comprehensive loss	(5,274)	(5,161)
	97,809	95,031
Less treasury stock, at cost: 1,044,402,655 shares in 2024 and 1,045,470,249 shares in 2023	57,445	57,450
Total Merck & Co., Inc. stockholders’ equity	40,364	37,581
Noncontrolling Interests	60	54
Total equity	40,424	37,635
	$105,849	$106,675
The accompanying notes are an integral part of this condensed consolidated financial statement.

MERCK & CO., INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited, $ in millions)

	Three Months Ended March 31,
	2024	2023
Cash Flows from Operating Activities
Net income	$4,767	$2,825
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization	473	543
Depreciation	511	448
Income from investments in equity securities, net	(143)	(450)
Charge for the acquisition of Harpoon Therapeutics, Inc.	656	—
Charge for the acquisition of Imago BioSciences, Inc.	—	1,192
Deferred income taxes	(51)	(277)
Share-based compensation	176	145
Other	83	(197)
Net changes in assets and liabilities	(3,382)	(2,890)
Net Cash Provided by Operating Activities	3,090	1,339
Cash Flows from Investing Activities
Capital expenditures	(861)	(1,007)
Purchases of securities and other investments	(15)	(562)
Proceeds from sales of securities and other investments	260	500
Acquisition of Harpoon Therapeutics, Inc., net of cash acquired	(746)	—
Acquisition of Imago BioSciences, Inc., net of cash acquired	—	(1,327)
Other	(14)	37
Net Cash Used in Investing Activities	(1,376)	(2,359)
Cash Flows from Financing Activities
Payments on debt	(751)	(1)
Dividends paid to stockholders	(1,950)	(1,853)
Purchases of treasury stock	(122)	(149)
Proceeds from exercise of stock options	87	30
Other	(78)	(81)
Net Cash Used in Financing Activities	(2,814)	(2,054)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	(138)	87
Net Decrease in Cash, Cash Equivalents and Restricted Cash	(1,238)	(2,987)
Cash, Cash Equivalents and Restricted Cash at Beginning of Year (includes restricted cash of $68 and $79 at January 1, 2024 and 2023, respectively, included in Other current assets)	6,909	12,773
Cash, Cash Equivalents and Restricted Cash at End of Period (includes restricted cash of $92 and $79 at March 31, 2024 and 2023, respectively, included in Other current assets)	$5,671	$9,786
The accompanying notes are an integral part of this condensed consolidated financial statement.

Notes to Condensed Consolidated Financial Statements (unaudited)

1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Merck & Co., Inc. (Merck or the Company) have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and disclosures required by accounting principles generally accepted in the United States (U.S.) for complete consolidated financial statements are not included herein. These interim statements should be read in conjunction with the audited financial statements and notes thereto included in Merck’s Form 10-K filed on February 26, 2024.
The results of operations of any interim period are not necessarily indicative of the results of operations for the full year. In the Company’s opinion, all adjustments necessary for a fair statement of these interim statements have been included and are of a normal and recurring nature. Certain reclassifications have been made to prior year amounts to conform to the current year presentation.
Recently Issued Accounting Standards Not Yet Adopted
In August 2023, the Financial Accounting Standards Board (FASB) issued amended guidance that requires a newly formed joint venture to recognize and initially measure its assets and liabilities at fair value upon formation. The amended guidance includes exceptions to fair value measurement that are consistent with the accounting for business combinations guidance. The amended guidance is effective prospectively for all joint ventures with a formation date on or after January 1, 2025, however existing joint ventures have the option to apply the guidance retrospectively. Early adoption is permitted for both interim and annual periods. The Company anticipates there will be no impact to its consolidated financial statements upon adoption.
In November 2023, the FASB issued guidance intended to improve reportable segment disclosure requirements, primarily through expanded disclosures for significant segment expenses. The guidance is effective for annual periods beginning in 2024, and interim periods beginning in 2025. The guidance will result in incremental disclosures within the footnotes to the Company’s financial statements.
In December 2023, the FASB issued guidance intended to improve the transparency of income tax disclosures by requiring consistent categories and disaggregation of information in the effective income tax rate reconciliation and income taxes paid disclosures by jurisdiction. The guidance also includes other amendments to improve the effectiveness of income tax disclosures by removing certain previously required disclosures. The guidance is effective for 2025 annual reporting. Early adoption is permitted. The guidance will result in incremental disclosures within the footnotes to the Company’s financial statements.
2.    Acquisitions, Divestitures, Research Collaborations and Licensing Agreements
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
2024 Transactions
In March 2024, Merck acquired Harpoon Therapeutics, Inc. (Harpoon), a clinical-stage immunotherapy company developing a novel class of T-cell engagers designed to harness the power of the body’s immune system to treat patients suffering from cancer and other diseases, for $765 million and also incurred $56 million of transaction costs. Harpoon’s lead candidate, MK-6070 (formerly HPN328), is a T-cell engager targeting delta-like ligand 3 (DLL3), an inhibitory canonical Notch ligand that is expressed at high levels in small-cell lung cancer (SCLC) and neuroendocrine tumors. MK-6070 is currently being evaluated as monotherapy in a Phase 1/2 clinical trial in certain patients with advanced cancers associated with expression of DLL3. The study is also evaluating MK-6070 in combination with atezolizumab in certain patients with SCLC. The transaction was accounted for as an asset acquisition since MK-6070 represented substantially all of the fair value of the gross assets acquired (excluding cash and deferred income taxes). Merck recorded net assets of $165 million, as well as a charge of $656 million to Research and development expenses in the first quarter of 2024 related to the transaction. There are no future contingent payments associated with the acquisition.
In February 2024, Merck entered into a definitive agreement to acquire the aqua business of Elanco Animal Health Incorporated (Elanco) for $1.3 billion in cash. The Elanco aqua business to be acquired consists of an innovative portfolio of medicines and vaccines, nutritionals and supplements for aquatic species; two related aqua manufacturing facilities in Canada and Vietnam; as well as a research facility in Chile. Upon closing, the acquisition will broaden Animal Health’s aqua portfolio with products, such as Clynav, a new generation DNA-based vaccine that protects Atlantic salmon against pancreas disease, and Imvixa, an anti-parasitic sea lice treatment. This acquisition also brings a portfolio of water treatment products for warm water production, complementing Animal Health’s warm water vaccine portfolio. In addition to these products, the DNA-based vaccine

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
technology that is a part of the business has the potential to accelerate the development of novel vaccines to address the unmet needs of the aqua industry. The acquisition is expected to be completed by mid-2024, subject to approvals from regulatory authorities and other customary closing conditions. The transaction will be accounted for as a business combination.
2023 Transactions
In February 2023, Merck and Kelun-Biotech (a holding subsidiary of Sichuan Kelun Pharmaceutical Co., Ltd.) closed a license and collaboration agreement expanding their relationship in which Merck gained exclusive rights for the research, development, manufacture and commercialization of up to seven investigational preclinical antibody drug conjugates (ADCs) for the treatment of cancer. Kelun-Biotech retained the right to research, develop, manufacture and commercialize certain licensed and option ADCs for Chinese mainland, Hong Kong and Macau. Merck made an upfront payment of $175 million, which was recorded as a charge to Research and development expenses in the first quarter of 2023. In October 2023, Merck notified Kelun-Biotech it was terminating two of the seven candidates under the agreement. Subsequently, in April 2024, Merck notified Kelun-Biotech it was terminating an additional candidate under the agreement. Kelun-Biotech remains eligible to receive future contingent payments aggregating up to $600 million in development-related payments, $1.6 billion in regulatory milestones, and $3.1 billion in sales-based milestones if Kelun-Biotech does not retain Chinese mainland, Hong Kong and Macau rights for the option ADCs and all remaining candidates achieve regulatory approval. In addition, Kelun-Biotech is eligible to receive tiered royalties ranging from a mid-single-digit rate to a low-double-digit rate on future net sales for any commercialized ADC product. Also, in connection with the agreement, Merck invested $100 million in Kelun-Biotech shares in January 2023.
In January 2023, Merck acquired Imago BioSciences, Inc. (Imago), a clinical stage biopharmaceutical company developing new medicines for the treatment of myeloproliferative neoplasms and other bone marrow diseases, for $1.35 billion (including payments to settle share-based equity awards) and also incurred approximately $60 million of transaction costs. Imago’s lead candidate, bomedemstat MK-3543 (formerly IMG-7289), is an investigational orally available lysine-specific demethylase 1 inhibitor currently being evaluated in multiple clinical trials for the treatment of essential thrombocythemia, myelofibrosis, and polycythemia vera, in addition to other indications. A Phase 3 clinical trial evaluating bomedemstat for the treatment of certain patients with essential thrombocythemia is underway. The transaction was accounted for as an acquisition of an asset since bomedemstat represented substantially all of the fair value of the gross assets acquired (excluding cash and deferred income taxes). Merck recorded net assets of $219 million, as well as a charge of $1.2 billion to Research and development expenses in the first quarter of 2023 related to the transaction. There are no future contingent payments associated with the acquisition.
Spin-Off of Organon & Co.
In connection with the 2021 spin-off of Organon & Co. (Organon), Merck and Organon entered into a series of interim operating agreements pursuant to which in various jurisdictions where Merck held licenses, permits and other rights in connection with marketing, import and/or distribution of Organon products prior to the separation, Merck continued to market, import and distribute such products on behalf of Organon until such time as the relevant licenses and permits transferred to Organon, with Organon receiving all of the economic benefits and burdens of such activities. As of March 31, 2024, only one jurisdiction remains under an interim operating agreement. Additionally, Merck and Organon entered into a number of manufacturing and supply agreements (MSAs) with terms ranging from four years to ten years. The amounts included in the condensed consolidated statement of income for the above MSAs include sales of $107 million and $94 million and related cost of sales of $110 million and $107 million for the first quarter of 2024 and 2023, respectively. The amounts due from Organon for all spin-off related agreements were $462 million and $632 million at March 31, 2024 and December 31, 2023, respectively, and are reflected in Other current assets. The amounts due to Organon under these agreements were $193 million and $598 million at March 31, 2024 and December 31, 2023, respectively, and are included in Accrued and other current liabilities.
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
AstraZeneca PLC
In 2017, Merck and AstraZeneca PLC (AstraZeneca) entered into a global strategic oncology collaboration to co-develop and co-commercialize AstraZeneca’s Lynparza (olaparib) for multiple cancer types. Independently, Merck and AstraZeneca are developing and commercializing Lynparza in combinations with their respective PD-1 and PD-L1 medicines, Keytruda (pembrolizumab) and Imfinzi. The companies are also jointly developing and commercializing AstraZeneca’s Koselugo (selumetinib) for multiple indications. Under the terms of the agreement, AstraZeneca and Merck share the development and commercialization costs for Lynparza and Koselugo monotherapy and non-PD-L1/PD-1 combination therapy opportunities.
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
In 2022, Merck determined it was probable that sales of Lynparza in the future would trigger a $600 million sales-based milestone payment from Merck to AstraZeneca. Accordingly, Merck recorded a $600 million liability (which remained accrued at March 31, 2024) and a corresponding increase to the intangible asset related to Lynparza. Potential future sales-based milestone payments of $2.1 billion have not yet been accrued as they are not deemed by the Company to be probable at this time. Lynparza received regulatory approvals triggering capitalized milestone payments from Merck to AstraZeneca of $245 million and $105 million in the first quarter of 2024 and 2023, respectively (each of which had been previously accrued for). Potential future regulatory milestone payments of $650 million remain under the agreement.
The intangible asset balance related to Lynparza (which includes capitalized sales-based and regulatory milestone payments) was $1.4 billion at March 31, 2024 and is included in Other Intangibles, Net. The amount is being amortized over its estimated useful life through 2028 as supported by projected future cash flows, subject to impairment testing.
Summarized financial information related to this collaboration is as follows:

	Three Months Ended March 31,
($ in millions)	2024	2023
Alliance revenue - Lynparza	$292	$275
Alliance revenue - Koselugo	38	23
Total alliance revenue	$330	$298

Cost of sales (1)	82	70
Selling, general and administrative	39	47
Research and development	20	21

($ in millions)	March 31, 2024	December 31, 2023
Receivables from AstraZeneca included in Other current assets	$334	$341
Payables to AstraZeneca included in Accrued and other current liabilities (2)	617	256
Payables to AstraZeneca included in Other Noncurrent Liabilities (2)	—	600
(1)    Represents amortization of capitalized milestone payments.
(2)    Includes accrued milestone payments.
Eisai Co., Ltd.
In 2018, Merck and Eisai Co., Ltd. (Eisai) announced a strategic collaboration for the worldwide co-development and co-commercialization of Lenvima (lenvatinib), an orally available tyrosine kinase inhibitor discovered by Eisai. Under the agreement, Merck and Eisai are developing and commercializing Lenvima jointly, both as monotherapy and in combination with Keytruda. Eisai records Lenvima product sales globally (Eisai is the principal on Lenvima sales transactions) and Merck and Eisai share applicable profits equally. Merck records its share of Lenvima product sales, net of cost of sales and commercialization costs, as alliance revenue. Expenses incurred during co-development are shared by the two companies in accordance with the collaboration agreement and reflected in Research and development expenses. Certain expenses incurred solely by Merck or Eisai are not shareable under the collaboration agreement, including costs incurred in excess of agreed upon caps and costs related to certain combination studies of Keytruda and Lenvima.
Under the agreement, Merck made an upfront payment to Eisai and also made payments over a multi-year period for certain option rights. In addition, the agreement provides for contingent payments from Merck to Eisai related to the successful achievement of sales-based and regulatory milestones.
In the first quarter of 2023, Merck determined it was probable that sales of Lenvima in the future would trigger a $125 million sales-based milestone payment from Merck to Eisai. Similarly, in the third quarter of 2023 an additional $125 million sales-based milestone payment to Eisai was deemed by the Company to be probable of payment. Accordingly, Merck recorded $250 million of liabilities for these payments (of which $125 million was subsequently paid in the second quarter of 2023 and $125 million remained accrued at March 31, 2024) and corresponding increases to the intangible asset related to Lenvima. Merck also recognized $72 million and $81 million of cumulative amortization catch-up expense related to the recognition of these milestones in the first and third quarters of 2023, respectively. Potential future sales-based milestone payments of $2.3 billion have not yet been accrued as they are not deemed by the Company to be probable at this time. There are no regulatory milestone payments remaining under the agreement.
The intangible asset balance related to Lenvima (which includes capitalized sales-based and regulatory milestone payments) was $623 million at March 31, 2024 and is included in Other Intangibles, Net. The amount is being amortized over its estimated useful life through 2026 as supported by projected future cash flows, subject to impairment testing.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
Summarized financial information related to this collaboration is as follows:

	Three Months Ended March 31,
($ in millions)	2024	2023
Alliance revenue - Lenvima	$255	$232

Cost of sales (1)	60	126
Selling, general and administrative	39	51
Research and development	8	39

($ in millions)	March 31, 2024	December 31, 2023
Receivables from Eisai included in Other current assets	$255	$226
Payables to Eisai included in Accrued and other current liabilities (2)	125	125
(1)    Represents amortization of capitalized milestone payments. Amount in the first quarter of 2023 includes $72 million of cumulative amortization catch-up expense as noted above.
(2)    Represents an accrued milestone payment.
Bayer AG
In 2014, the Company entered into a worldwide clinical development collaboration with Bayer AG (Bayer) to market and develop soluble guanylate cyclase (sGC) modulators including Bayer’s Adempas (riociguat) and Verquvo (vericiguat). The two companies have implemented a joint development and commercialization strategy. Under the agreement, Bayer commercializes Adempas in the Americas, while Merck commercializes in the rest of the world. For Verquvo, Merck commercializes in the U.S. and Bayer commercializes in the rest of the world. Both companies share in development costs and profits on sales. Merck records sales of Adempas and Verquvo in its marketing territories, as well as alliance revenue. Alliance revenue represents Merck’s share of profits from sales of Adempas and Verquvo in Bayer’s marketing territories, which are product sales net of cost of sales and commercialization costs. Cost of sales includes Bayer’s share of profits from sales in Merck’s marketing territories.
In addition, the agreement provided for contingent payments from Merck to Bayer related to the successful achievement of sales-based milestones. There are no sales-based milestone payments remaining under this collaboration.
The intangible asset balances related to Adempas (which includes the acquired intangible asset balance, as well as capitalized sales-based milestone payments attributed to Adempas) and Verquvo (which reflects the portion of the final sales-based milestone payment that was attributed to Verquvo) were $483 million and $49 million, respectively, at March 31, 2024 and are included in Other Intangibles, Net. The assets are being amortized over their estimated useful lives (through 2027 for Adempas and through 2031 for Verquvo) as supported by projected future cash flows, subject to impairment testing.
Summarized financial information related to this collaboration is as follows:

	Three Months Ended March 31,
($ in millions)	2024	2023
Alliance revenue - Adempas/Verquvo	$98	$99
Net sales of Adempas recorded by Merck	70	59
Net sales of Verquvo recorded by Merck	5	7
Total sales	$173	$165

Cost of sales (1)	62	57
Selling, general and administrative	33	33
Research and development	28	25

($ in millions)	March 31, 2024	December 31, 2023
Receivables from Bayer included in Other current assets	$155	$156
Payables to Bayer included in Accrued and other current liabilities	74	80
(1)    Includes amortization of intangible assets, cost of products sold by Merck, as well as Bayer’s share of profits from sales in Merck’s marketing territories.
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
Summarized financial information related to this collaboration is as follows:

	Three Months Ended March 31,
($ in millions)	2024	2023
Net sales of Lagevrio recorded by Merck	$350	$392

Cost of sales (1)	191	221
Selling, general and administrative	16	27
Research and development	(5)	16

($ in millions)	March 31, 2024	December 31, 2023
Payables to Ridgeback included in Accrued and other current liabilities (2)	$160	$113
(1)    Includes cost of products sold by Merck, Ridgeback’s share of profits, royalty expense, amortization of capitalized milestone payments and inventory reserves.
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
Under the terms of the agreement, Merck made payments to Daiichi Sankyo totaling $4.0 billion in 2023. These payments included $1.0 billion ($500 million each for patritumab deruxtecan and ifinatamab deruxtecan) which may be refundable on a pro-rated basis in the event of early termination of development with respect to either program. In addition, the agreement provides for a continuation payment of $750 million related to patritumab deruxtecan due from Merck in October 2024 and a continuation payment of $750 million related to raludotatug deruxtecan due from Merck in October 2025. If Merck does not make the continuation payments on the dates noted for either patritumab deruxtecan and/or raludotatug deruxtecan, the rights for the applicable program will revert to Daiichi Sankyo and the non-refundable upfront payments already paid will be retained by Daiichi Sankyo. The agreement also provides for contingent payments from Merck to Daiichi Sankyo of up to an additional $5.5 billion for each DXd ADC upon the successful achievement of certain sales-based milestones. In conjunction with this transaction, Merck recorded an aggregate pretax charge of $5.5 billion to Research and development expenses in the fourth quarter of 2023 for the $4.0 billion of upfront payments and the $1.5 billion of continuation payments.
Merck and Daiichi Sankyo will equally share research and development costs, except for raludotatug deruxtecan, where Merck will be responsible for 75% of the first $2.0 billion of research and development expenses. Merck includes its share of development costs associated with the collaboration as part of Research and development expenses. Following regulatory approval, Daiichi Sankyo will generally record sales worldwide (Daiichi Sankyo will be the principal on sales transactions) and the companies will equally share expenses as well as profits worldwide except for Japan where Daiichi Sankyo retains exclusive rights and Merck will receive a 5% sales-based royalty. Merck will record its share of product sales, net of cost of sales and commercialization costs, as alliance revenue.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
Summarized financial information related to this collaboration is as follows:

	Three Months Ended March 31,
($ in millions)	2024	2023
Selling, general and administrative	$3	$—
Research and development	69	—

($ in millions)	March 31, 2024	December 31, 2023
Payables to Daiichi Sankyo included in Accrued and other current liabilities	$817	$800
Payables to Daiichi Sankyo included in Other Noncurrent Liabilities	750	750
Moderna, Inc.
In 2022, Merck exercised its option to jointly develop and commercialize V940 (mRNA-4157), an investigational individualized neoantigen therapy, pursuant to the terms of an existing collaboration and license agreement with Moderna, Inc. (Moderna). V940 (mRNA-4157) is currently being evaluated in combination with Keytruda in multiple Phase 3 clinical trials. Merck and Moderna will share costs and any profits equally under this worldwide collaboration. Merck records its share of development costs associated with the collaboration as part of Research and development expenses. Any reimbursements received from Moderna for research and development expenses are recognized as reductions to Research and development costs. Merck has also capitalized certain of the shared costs, which aggregated $110 million at March 31, 2024 and will be amortized over the assets’ estimated useful lives.
Summarized financial information related to this collaboration is as follows:

	Three Months Ended March 31,
($ in millions)	2024	2023
Selling, general and administrative	$2	$1
Research and development	69	26

($ in millions)	March 31, 2024	December 31, 2023
Payables to Moderna included in Accrued and other current liabilities	$72	$63
Bristol-Myers Squibb Company
Reblozyl (luspatercept-aamt) is a first-in-class erythroid maturation recombinant fusion protein that is being commercialized through a global collaboration with Bristol-Myers Squibb Company (BMS). Reblozyl is approved in the U.S., Europe and certain other markets for the treatment of anemia in certain rare blood disorders and is also being evaluated for additional indications for hematology therapies. BMS is the principal on sales transactions for Reblozyl; however, Merck co-promotes Reblozyl (and will co-promote all future products approved under this collaboration) in North America, which is reimbursed by BMS. Merck receives tiered royalties ranging from 20% to 24% based on sales levels. This royalty will be reduced by 50% upon the earlier of patent expiry or generic entry on an indication-by-indication basis in each market. Additionally, Merck is eligible to receive future contingent sales-based milestone payments of up to $80 million. Alliance revenue related to this collaboration, consisting of royalties (recorded within Sales) was $71 million and $43 million in the first quarter of 2024 and 2023, respectively.
4.    Restructuring
In January 2024, the Company approved a new restructuring program (2024 Restructuring Program) intended to continue the optimization of the Company’s Human Health global manufacturing network as the future pipeline shifts to new modalities and also optimize the Animal Health global manufacturing network to improve supply reliability and increase efficiency. The actions contemplated under the 2024 Restructuring Program are expected to be substantially completed by the end of 2031, with the cumulative pretax costs to be incurred by the Company to implement the program estimated to be approximately $4.0 billion. Approximately 60% of the cumulative pretax costs will be non-cash, relating primarily to the accelerated depreciation of facilities to be closed or divested. The remainder of the costs will result in cash outlays, relating primarily to facility shut-down costs. The Company recorded total pretax costs of $246 million in the first quarter of 2024 related to the 2024 Restructuring Program, bringing total cumulative pretax costs incurred through March 31, 2024 to $436 million.
In 2019, Merck approved a global restructuring program (2019 Restructuring Program) as part of a worldwide initiative focused on optimizing the Company’s manufacturing and supply network, as well as reducing its global real estate footprint. The Company recorded total pretax costs of $97 million in the first quarter of 2023 related to the 2019 Restructuring Program. The actions under the 2019 Restructuring Program were substantially complete at the end of 2023 and, as of January 1, 2024, any remaining activities are now being accounted for as part of the 2024 Restructuring Program.
For segment reporting, restructuring charges are unallocated expenses.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
The following tables summarize the charges related to the restructuring programs by type of cost:

	Three Months Ended March 31, 2024
($ in millions)	Accelerated Depreciation	Separation Costs	Other Exit Costs	Total
2024 Restructuring Program
Cost of sales	$65	$—	$51	$116
Selling, general and administrative	—	—	5	5
Research and development	—	—	2	2
Restructuring costs	—	92	31	123
	$65	$92	$89	$246

	Three Months Ended March 31, 2023
($ in millions)	Accelerated Depreciation	Separation Costs	Other Exit Costs	Total
2019 Restructuring Program
Cost of sales	$21	$—	$8	$29
Selling, general and administrative	—	—	1	1
Restructuring costs	—	41	26	67
	$21	$41	$35	$97
Accelerated depreciation costs primarily relate to manufacturing, research and administrative facilities and equipment to be sold or closed as part of the programs. Accelerated depreciation costs represent the difference between the depreciation expense to be recognized over the revised useful life of the asset, based upon the anticipated date the site will be closed or divested or the equipment disposed of, and depreciation expense as determined utilizing the useful life prior to the restructuring actions. All the sites will continue to operate up through the respective closure dates and, since future undiscounted cash flows are sufficient to recover the respective book values, Merck is recording accelerated depreciation over the revised useful life of the site assets. Anticipated site closure dates, particularly related to manufacturing locations, have been and may continue to be adjusted to reflect changes resulting from regulatory or other factors.
Separation costs are associated with actual headcount reductions, as well as involuntary headcount reductions which were probable and could be reasonably estimated.
Other exit costs in 2024 and 2023 include asset abandonment, facility shut-down and other related costs, as well as pretax gains and losses resulting from the sales of facilities and related assets. Additionally, other activity includes certain employee-related costs associated with pension and other postretirement benefit plans (see Note 9) and share-based compensation.
The following table summarizes the charges and spending relating to restructuring program activities for the three months ended March 31, 2024:

($ in millions)	Accelerated Depreciation	Separation Costs	Other Exit Costs	Total
Restructuring reserves January 1, 2024	$—	$681	$31	$712
Expenses	65	92	89	246
(Payments) receipts, net	—	(67)	(32)	(99)
Non-cash activity	(65)	—	(58)	(123)
Restructuring reserves March 31, 2024	$—	$706	$30	$736
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

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
The objective of the revenue hedging program is to reduce the variability caused by changes in foreign exchange rates that would affect the U.S. dollar value of future cash flows derived from foreign currency denominated sales, primarily the euro, Japanese yen and Chinese renminbi. To achieve this objective, the Company will hedge a portion of its forecasted foreign currency denominated third-party and intercompany distributor entity sales (forecasted sales) that are expected to occur over its planning cycle, typically no more than two years into the future. The Company will layer in hedges over time, increasing the portion of forecasted sales hedged as it gets closer to the expected date of the forecasted sales. The portion of forecasted sales hedged is based on assessments of cost-benefit profiles that consider natural offsetting exposures, revenue and foreign exchange rate volatilities and correlations, and the cost of hedging instruments. The Company manages its anticipated transaction exposure principally with purchased local currency put options, forward contracts, and purchased collar options.
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
The Company manages operating activities and net asset positions at each local subsidiary in order to mitigate the effects of foreign exchange on monetary assets and liabilities. Monetary assets and liabilities denominated in a currency other than the functional currency of a given subsidiary are remeasured at spot rates in effect on the balance sheet date with the effects of changes in spot rates reported in Other (income) expense, net. The Company also uses a balance sheet risk management program to mitigate the exposure of such assets and liabilities from the effects of volatility in foreign exchange. Merck principally utilizes forward exchange contracts to offset the effects of foreign exchange on exposures when it is deemed economical to do so based on a cost-benefit analysis that considers the magnitude of the exposure, the volatility of the foreign exchange rate and the cost of the hedging instrument (primarily the euro, Swiss franc, Japanese yen, and Chinese renminbi). The forward contracts are not designated as hedges and are marked to market through Other (income) expense, net. Accordingly, fair value changes in the forward contracts help mitigate the changes in the value of the remeasured assets and liabilities attributable to changes in foreign currency exchange rates, except to the extent of the spot-forward differences. These differences are not significant due to the short-term nature of the contracts, which typically have average maturities at inception of less than six months. The cash flows from these contracts are reported as operating activities in the Condensed Consolidated Statement of Cash Flows.
The Company also uses forward exchange contracts to hedge a portion of its net investment in foreign operations against movements in foreign exchange rates. The forward contracts are designated as hedges of the net investment in a foreign operation. The unrealized gains or losses on these contracts are recorded in foreign currency translation adjustment within OCI and remain in AOCL until either the sale or complete or substantially complete liquidation of the subsidiary. The Company excludes certain portions of the change in fair value of its derivative instruments from the assessment of hedge effectiveness (excluded components). Changes in fair value of the excluded components are recognized in OCI. The Company recognizes in earnings the initial value of the excluded components on a straight-line basis over the life of the derivative instrument, rather than using the mark-to-market approach. The cash flows from these contracts are reported as investing activities in the Condensed Consolidated Statement of Cash Flows.
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
The effects of the Company’s net investment hedges on OCI and the Condensed Consolidated Statement of Income are shown below:

	Amount of Pretax (Gain) Loss Recognized in Other Comprehensive Income (1)		Amount of Pretax Loss Recognized in Other (income) expense, net for Amounts Excluded from Effectiveness Testing
	Three Months Ended March 31,		Three Months Ended March 31,
($ in millions)	2024	2023	2024	2023
Net Investment Hedging Relationships
Foreign exchange contracts	$(2)	$1	$—	$1
Euro-denominated notes	(62)	52	—	—
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

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
At March 31, 2024, the Company was a party to four pay-floating, receive-fixed interest rate swap contracts designated as fair value hedges of a portion of fixed-rate notes as detailed in the table below.

	March 31, 2024
($ in millions)	Par Value of Debt	Number of Interest Rate Swaps Held	Total Swap Notional Amount
4.50% notes due 2033	$1,500	4	$1,000
The interest rate swap contracts are designated hedges of the fair value changes in the notes attributable to changes in the benchmark Secured Overnight Financing Rate (SOFR) swap rate. The fair value changes in the notes attributable to changes in the SOFR swap rate are recorded in interest expense along with the offsetting fair value changes in the swap contracts. The cash flows from these contracts are reported as operating activities in the Condensed Consolidated Statement of Cash Flows. In April 2024, the Company entered into two additional interest rate swaps with notional amounts of $250 million each also related to its 4.50% notes due 2033.
The table below presents the location of amounts recorded in the Condensed Consolidated Balance Sheet related to cumulative basis adjustments for fair value hedges:

	Carrying Amount of Hedged Liabilities		Cumulative Amount of Fair Value Hedging Adjustment Increase Included in the Carrying Amount
($ in millions)	March 31, 2024	December 31, 2023	March 31, 2024	December 31, 2023
Balance Sheet Caption
Long-Term Debt	$1,026	$1,056	$26	$56
Presented in the table below is the fair value of derivatives on a gross basis segregated between those derivatives that are designated as hedging instruments and those that are not designated as hedging instruments:

		March 31, 2024			December 31, 2023
		Fair Value of Derivative		U.S. Dollar Notional	Fair Value of Derivative		U.S. Dollar Notional
($ in millions)		Asset	Liability		Asset	Liability
Derivatives Designated as Hedging Instruments	Balance Sheet Caption
Interest rate swap contracts	Other Assets	$27	$—	$1,000	$57	$—	$1,000
Foreign exchange contracts	Other current assets	175	—	9,082	106	—	6,138
Foreign exchange contracts	Other Assets	32	—	2,062	26	—	1,929
Foreign exchange contracts	Accrued and other current liabilities	—	10	1,076	—	76	3,680
Foreign exchange contracts	Other Noncurrent Liabilities	—	1	204	—	1	7
		234	11	13,424	189	77	12,754
Derivatives Not Designated as Hedging Instruments	Balance Sheet Caption
Foreign exchange contracts	Other current assets	121	—	9,428	153	—	9,693
Foreign exchange contracts	Other Assets	2	—	43	—	—	—
Foreign exchange contracts	Accrued and other current liabilities	—	154	9,282	—	162	8,104
Foreign exchange contracts	Other Noncurrent Liabilities	—	2	43	—	—	—
		123	156	18,796	153	162	17,797
		$357	$167	$32,220	$342	$239	$30,551
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

	March 31, 2024		December 31, 2023
($ in millions)	Asset	Liability	Asset	Liability
Gross amounts recognized in the condensed consolidated balance sheet	$357	$167	$342	$239
Gross amounts subject to offset in master netting arrangements not offset in the condensed consolidated balance sheet	(111)	(111)	(215)	(215)
Cash collateral received	(58)	—	(3)	—
Net amounts	$188	$56	$124	$24

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
The table below provides information regarding the location and amount of pretax gains and losses of derivatives designated in fair value or cash flow hedging relationships:

	Three Months Ended March 31,
($ in millions)	2024	2023	2024	2023	2024	2023
Financial Statement Caption in which Effects of Fair Value or Cash Flow Hedges are Recorded	Sales		Other (income) expense, net (1)		Other comprehensive income (loss)
	$15,775	$14,487	$(33)	$89	$(113)	$(115)
(Gain) loss on fair value hedging relationships:
Interest rate swap contracts
Hedged items	—	—	(30)	—	—	—
Derivatives designated as hedging instruments	—	—	30	—	—	—
Impact of cash flow hedging relationships:
Foreign exchange contracts
Amount of gain (loss) recognized in OCI on derivatives	—	—	—	—	209	(66)
Increase in Sales as a result of AOCL reclassifications	44	101	—	—	(44)	(101)
Interest rate contracts
Amount of gain recognized in Other (income) expense, net on derivatives	—	—	—	(1)	—	—
Amount of loss recognized in OCI on derivatives	—	—	—	—	—	(1)
(1)    Interest expense is a component of Other (income) expense, net.
The table below provides information regarding the income statement effects of derivatives not designated as hedging instruments:

		Amount of Derivative Pretax (Gain) Loss Recognized in Income
		Three Months Ended March 31,
($ in millions)		2024	2023
Derivatives Not Designated as Hedging Instruments	Income Statement Caption
Foreign exchange contracts (1)	Other (income) expense, net	$65	$13
Foreign exchange contracts (2)	Sales	(10)	2
(1)    These derivative contracts primarily mitigate changes in the value of remeasured foreign currency denominated monetary assets and liabilities attributable to changes in foreign currency exchange rates.
(2)    These derivative contracts serve as economic hedges of forecasted transactions.
At March 31, 2024, the Company estimates $113 million of pretax net unrealized gains on derivatives maturing within the next 12 months that hedge foreign currency denominated sales over that same period will be reclassified from AOCL to Sales. The amount ultimately reclassified to Sales may differ as foreign exchange rates change. Realized gains and losses are ultimately determined by actual foreign exchange rates at maturity.
Investments in Debt and Equity Securities
Information on investments in debt and equity securities is as follows:

	March 31, 2024				December 31, 2023
	Amortized Cost	Gross Unrealized		Fair Value	Amortized Cost	Gross Unrealized		Fair Value
($ in millions)		Gains	Losses			Gains	Losses
Commercial paper	$40	$—	$—	$40	$252	$—	$—	$252
U.S. government and agency securities	77	—	—	77	72	—	—	72
Corporate notes and bonds	—	—	—	—	13	—	—	13
Total debt securities	$117	$—	$—	$117	$337	$—	$—	$337
Publicly traded equity securities (1)				908				764
Total debt and publicly traded equity securities				$1,025				$1,101
(1)    Unrealized net gains of $143 million were recorded in Other (income) expense, net in the first quarter of 2024 on equity securities still held at March 31, 2024. Unrealized net gains of $338 million were recorded in Other (income) expense, net in the first quarter of 2023 on equity securities still held at March 31, 2023.
At March 31, 2024 and March 31, 2023, the Company also had $851 million and $942 million, respectively, of equity investments without readily determinable fair values included in Other Assets. The Company records unrealized gains on these equity investments based on favorable observable price changes from transactions involving similar investments of the same investee and records unrealized losses based on unfavorable observable price changes, which are included in Other (income) expense, net. During the first quarter of 2024, the Company recorded unrealized gains of $4 million and unrealized losses of $5 million related to certain of these equity investments still held at March 31, 2024. During the first quarter of 2023, the Company recorded unrealized gains of $1 million and unrealized losses of $21 million related to certain of these equity investments still held at March 31, 2023. Cumulative unrealized gains and cumulative unrealized losses based on observable

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
price changes for investments in equity investments without readily determinable fair values still held at March 31, 2024 were $297 million and $69 million, respectively.
At March 31, 2024 and March 31, 2023, the Company also had $396 million and $725 million, respectively, recorded in Other Assets for equity securities held through ownership interests in investment funds. Losses (gains) recorded in Other (income) expense, net relating to these investment funds were $2 million and $(132) million for the first quarter of 2024 and 2023, respectively.
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

	Fair Value Measurements Using				Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
($ in millions)	March 31, 2024				December 31, 2023
Assets
Investments
Commercial paper	$—	$40	$—	$40	$—	$252	$—	$252
Publicly traded equity securities	280	—	—	280	252	—	—	252
	280	40	—	320	252	252	—	504
Other assets (1)
U.S. government and agency securities	77	—	—	77	72	—	—	72
Corporate notes and bonds	—	—	—	—	13	—	—	13
Publicly traded equity securities (2)	628	—	—	628	512	—	—	512
	705	—	—	705	597	—	—	597
Derivative assets (3)
Forward exchange contracts	—	204	—	204	—	202	—	202
Purchased currency options	—	126	—	126	—	83	—	83
Interest rate swaps	—	27	—	27	—	57	—	57
	—	357	—	357	—	342	—	342
Total assets	$985	$397	$—	$1,382	$849	$594	$—	$1,443
Liabilities
Other liabilities
Contingent consideration	$—	$—	$226	$226	$—	$—	$354	$354
Derivative liabilities (3)
Forward exchange contracts	—	149	—	149	—	239	—	239
Written currency options	—	18	—	18	—	—	—	—
	—	167	—	167	—	239	—	239
Total liabilities	$—	$167	$226	$393	$—	$239	$354	$593
(1)    Investments included in other assets are restricted as to use, including for the payment of benefits under employee benefit plans.
(2)    Balance at March 31, 2024 includes securities with a fair value of $266 million, which are subject to a contractual sale restriction that expires in July 2024.
(3)    The fair value determination of derivatives includes the impact of the credit risk of counterparties to the derivatives and the Company’s own credit risk, the effects of which were not significant.
As of March 31, 2024 and December 31, 2023, Cash and cash equivalents included $4.6 billion and $6.0 billion of cash equivalents, respectively (which would be considered Level 2 in the fair value hierarchy).

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
Contingent Consideration
Summarized information about the changes in the fair value of liabilities for contingent consideration associated with business combinations is as follows:

($ in millions)	2024	2023
Fair value January 1	$354	$456
Changes in estimated fair value (1)	(2)	14
Payments	(126)	(117)
Fair value March 31 (2)	$226	$353
(1)    Recorded in Cost of sales, Research and development expenses, and Other (income) expense, net. Includes cumulative translation adjustments.
(2)    Balance at March 31, 2024, includes $133 million of current liabilities, all of which relate to the termination of the Sanofi Pasteur MSD joint venture in 2016. As part of the termination, Merck recorded a liability for contingent future royalty payments of 11.5% on net sales of all Merck products that were previously sold by the joint venture through December 31, 2024. The fair value of this liability is determined utilizing the estimated amount and timing of projected cash flows using a risk-adjusted discount rate to present value the cash flows.
The payments of contingent consideration in both periods relate to the Sanofi Pasteur MSD liabilities described above.
Other Fair Value Measurements
Some of the Company’s financial instruments, such as cash and cash equivalents, receivables and payables, are reflected in the balance sheet at carrying value, which approximates fair value due to their short-term nature.
The estimated fair value of loans payable and long-term debt (including current portion) at March 31, 2024, was $30.4 billion compared with a carrying value of $34.2 billion and at December 31, 2023, was $32.0 billion compared with a carrying value of $35.1 billion. Fair value was estimated using recent observable market prices and would be considered Level 2 in the fair value hierarchy.
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
The Company has accounts receivable factoring agreements with financial institutions in certain countries to sell accounts receivable. The Company factored $2.7 billion and $3.0 billion of accounts receivable as of March 31, 2024 and December 31, 2023, respectively, under these factoring arrangements, which reduced outstanding accounts receivable. The cash received from the financial institutions is reported within operating activities in the Condensed Consolidated Statement of Cash Flows. In certain of these factoring arrangements, for ease of administration, the Company will collect customer payments related to the factored receivables, which it then remits to the financial institutions, generally within thirty days after receipt. As of March 31, 2024 and December 31, 2023, the Company had collected $43 million and $44 million, respectively, on behalf of the financial institutions, which is reflected as restricted cash in Other current assets and the related obligation to remit the cash within Accrued and other current liabilities. The net cash flows related to these collections are reported as financing activities in the Condensed Consolidated Statement of Cash Flows. The cost of factoring such accounts receivable was de minimis.
Derivative financial instruments are executed under International Swaps and Derivatives Association master agreements. The master agreements with several of the Company’s financial institution counterparties also include credit support annexes. These annexes contain provisions that require collateral to be exchanged depending on the value of the derivative assets and liabilities, the Company’s credit rating, and the credit rating of the counterparty. Cash collateral received by the Company from various counterparties was $58 million and $3 million at March 31, 2024 and December 31, 2023, respectively. The obligation to return such collateral is recorded in Accrued and other current liabilities.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
6.    Inventories
Inventories consisted of:

($ in millions)	March 31, 2024	December 31, 2023
Finished goods	$1,902	$1,954
Raw materials and work in process	8,366	8,037
Supplies	276	277
Total	10,544	10,268
Decrease to LIFO cost	(621)	(562)
	$9,923	$9,706
Recognized as:
Inventories	$6,510	$6,358
Other Assets	3,413	3,348
Amounts recognized as Other Assets are comprised almost entirely of raw materials and work in process inventories. At both March 31, 2024 and December 31, 2023, these amounts included $2.6 billion of inventories not expected to be sold within one year. In addition, these amounts included $861 million and $790 million at March 31, 2024 and December 31, 2023, respectively, of inventories produced in preparation for product launches.
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
The Company records accruals for contingencies when it is probable that a liability has been incurred and the amount can be reasonably estimated. These accruals are adjusted periodically as assessments change or additional information becomes available. Generally, for product liability claims, a portion of the overall accrual is actuarially determined and considers such factors as past experience, number of claims reported and estimates of claims incurred but not yet reported. Individually significant contingent losses are accrued when probable and reasonably estimable. Legal defense costs expected to be incurred in connection with a loss contingency are accrued when probable and reasonably estimable.
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
Product Liability Litigation
Dr. Scholl’s Foot Powder
Merck is a defendant in product liability lawsuits in the U.S. arising from consumers’ alleged exposure to talc in Dr. Scholl’s foot powder, which Merck acquired through its merger with Schering-Plough Corporation and sold as part of the divestiture of Merck’s consumer care business to Bayer in 2014. In these actions, plaintiffs allege that they were exposed to asbestos-contaminated talc and developed mesothelioma as a result. As of March 31, 2024, approximately 275 cases were pending against Merck in various state courts.
Gardasil/Gardasil 9
As previously disclosed, Merck is a defendant in product liability lawsuits in the U.S. involving Gardasil (Human Papillomavirus Quadrivalent [Types 6, 11, 16 and 18] Vaccine, Recombinant) and Gardasil 9 (Human Papillomavirus 9-valent Vaccine, Recombinant). As of March 31, 2024, approximately 190 cases were filed and pending against Merck in either federal or state court. In these actions, plaintiffs allege, among other things, that they suffered various personal injuries after vaccination with Gardasil or Gardasil 9, with postural orthostatic tachycardia syndrome as a predominate alleged injury. In August 2022, the U.S. Judicial Panel on Multidistrict Litigation ordered that Gardasil/Gardasil 9 product liability cases pending in federal courts nationwide be transferred to Judge Robert J. Conrad in the Western District of North Carolina for coordinated pre-trial proceedings. In February 2024, the multidistrict litigation was reassigned to Judge Kenneth D. Bell. There are fewer than 15 product liability cases pending outside the U.S.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
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
As previously disclosed, in April 2023, the Merck Defendants reached settlements with the direct purchaser and retailer plaintiffs and a proposed settlement, subject to court approval, with the indirect purchaser class. Under these agreements, Merck agreed to pay $572.5 million to resolve the direct purchaser, retailer, and indirect purchaser plaintiffs’ claims, which was recorded as an expense in the Company’s financial results in the first quarter of 2023. In October 2023, the court granted final approval of the indirect purchaser class settlement.
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
In February 2022, the Insurer Plaintiffs filed amended complaints. In March 2022, the Merck Defendants, jointly with other defendants, moved to dismiss certain aspects of the Insurer Plaintiffs’ complaints, including any claims for Vytorin damages. In December 2023, prior to a decision on the motion to dismiss, the U.S. Judicial Panel on Multidistrict Litigation remanded the four Insurer Plaintiff cases to the transferor courts in the Northern District of California (Kaiser), the District of Minnesota (United Healthcare), and the District of New Jersey (Humana and Centene). On March 15, 2024, the Merck Defendants filed motions to dismiss the Humana and Centene cases.
Qui Tam Litigation
As previously disclosed, in June 2012, the U.S. District Court for the Eastern District of Pennsylvania unsealed a complaint that had been filed against the Company under the federal False Claims Act by two former employees alleging, among other things, that the Company defrauded the U.S. government by falsifying data in connection with a clinical study conducted on the mumps component of the Company’s M-M-R II vaccine. The complaint alleges the fraud took place between 1999 and 2001. The U.S. government had the right to participate in and take over the prosecution of this lawsuit but notified the court that it declined to exercise that right. The two former employees are pursuing the lawsuit without the involvement of the U.S. government. In July 2023, the court denied relators’ motion for summary judgment, granted two of the Company’s motions for summary judgment, and denied the Company’s remaining motions for summary judgment as moot. The court entered judgment in favor of the Company and dismissed relators’ amended complaint in full with prejudice. Relators have appealed that decision. In addition, as previously disclosed, two putative class action lawsuits on behalf of direct purchasers of the M-M-R II vaccine, which charge that the Company misrepresented the efficacy of the M-M-R II vaccine in violation of federal antitrust laws and various state consumer protection laws, are pending in the Eastern District of Pennsylvania. In the antitrust case, the court granted the Company’s motion for summary judgment as to plaintiffs’ state law claims and denied the motion as to plaintiffs’ antitrust claim. The Company has appealed the antitrust decision.
Patent Litigation
From time to time, generic manufacturers of pharmaceutical products file abbreviated New Drug Applications (ANDAs) with the U.S. Food and Drug Administration (FDA) seeking to market generic forms of the Company’s products prior to the expiration of relevant patents owned by the Company. To protect its patent rights, the Company may file patent infringement lawsuits against such generic companies. Similar lawsuits defending the Company’s patent rights may exist in other countries. The Company intends to vigorously defend its patents, which it believes are valid, against infringement by companies attempting to market products prior to the expiration of such patents. As with any litigation, there can be no assurance of the outcomes, which, if adverse, could result in significantly shortened periods of exclusivity for these products and, with respect to products acquired through acquisitions accounted for as business combinations, potentially significant intangible asset impairment charges.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
Bridion — As previously disclosed, between January and November 2020, the Company received multiple Paragraph IV Certification Letters under the Hatch-Waxman Act notifying the Company that generic drug companies had filed applications to the FDA seeking pre-patent expiry approval to sell generic versions of Bridion (sugammadex) Injection. In March, April and December 2020, the Company filed patent infringement lawsuits in the U.S. District Courts for the District of New Jersey and the Northern District of West Virginia against those generic companies. All actions in the District of New Jersey were consolidated. The West Virginia case was jointly dismissed with prejudice in August 2022 in favor of proceeding in New Jersey. The remaining defendants in the New Jersey action stipulated to infringement of the asserted claims and withdrew all remaining claims and defenses other than a defense seeking to shorten the patent term extension (PTE) of the sugammadex patent to December 2022. The U.S. District Court for the District of New Jersey held a one-day trial in December 2022 on this remaining PTE calculation defense.
As previously disclosed, in June 2023, the U.S. District Court for the District of New Jersey ruled in Merck’s favor. The court held that Merck’s calculation of PTE for the sugammadex patent covering the compound is not invalid and that the U.S. Patent & Trademark Office correctly granted a full five-year extension. This ruling affirms and validates Merck’s U.S. patent protection for Bridion through at least January 2026. Also in June 2023, the U.S. District Court for the District of New Jersey issued a final judgment prohibiting the FDA from approving any of the pending or tentatively approved generic applications until January 27, 2026, except for any subsequent agreements between defendants and Merck or further order by the court.
In July 2023, defendants filed a notice of appeal with the U.S. Court of Appeals for the Federal Circuit. The appeal is currently pending.
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
On February 5, 2024, the Company received another Paragraph IV Certification Letter under the Hatch-Waxman Act notifying the Company that Hikma Pharmaceuticals USA Inc. has filed an application to the FDA seeking pre-patent expiry approval to sell a generic version of Bridion Injection. On March 15, 2024, the Company filed a patent infringement lawsuit in the U.S. District Court for the District of New Jersey against Hikma, postponing FDA approval of the Hikma generic drug for 30 months or until expiration of the sugammadex patent (January 27, 2026) and any potentially applicable pediatric exclusivity or an adverse court decision, if any, whichever may occur earlier. Expiration of the patent, and any potentially applicable pediatric exclusivity, will occur earlier than expiry of the 30-month stay.
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
As previously disclosed, beginning in 2019, a number of generic drug companies filed ANDAs seeking approval of generic forms of Januvia and Janumet along with paragraph IV certifications challenging the validity of the 2027 salt/polymorph patent. The Company responded by filing infringement suits which have all been settled. The Company has settled with a total of 26 generic companies providing that these generic companies can bring their generic versions of Januvia and Janumet to the market in the U.S. in May 2026 or earlier under certain circumstances, and their generic versions of Janumet XR to the market in July 2026 or earlier under certain circumstances.
In March 2021, the Company filed a patent infringement lawsuit in the U.S. District Court for the District of Delaware against Zydus Worldwide DMCC, Zydus Pharmaceuticals (USA) Inc., and Cadila Healthcare Ltd. (collectively, Zydus). In that lawsuit, the Company alleged infringement of the 2027 salt/polymorph patent based on the filing of Zydus’s NDA seeking approval of a form of sitagliptin that is a different form than that used in Januvia. In December 2022, the parties reached settlement that included dismissal of the case without prejudice enabling Zydus to seek final approval of a non-automatically substitutable product.
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

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
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
Supplementary Protection Certificates (SPCs) for Janumet expired in April 2023 for the majority of European countries. Prior to expiration, generic companies sought revocation of the Janumet SPCs in a number of European countries. In February 2022, a Finnish court referred certain questions to the Court of Justice of the European Union (CJEU) that could determine the validity of the Janumet SPCs in Europe, for which an oral hearing was held in March 2023 and an Advocate General Opinion is expected in June 2024 with a decision later in 2024. If the CJEU renders a decision that negatively impacts the validity of the Janumet SPCs throughout Europe, generic companies that were prevented from launching products during the SPC period in certain European countries may have an action for damages. Those countries include Belgium, Czech Republic, Ireland, Finland, France, Slovakia and Switzerland. If the Janumet SPCs are ultimately upheld, the Company has reserved its rights related to the pursuit of damages for those countries where a generic launched prior to expiry of the Janumet SPC.
In October 2023, the Company filed a patent infringement lawsuit against Sawai Pharmaceuticals Co., Ltd. and Medisa Shinyaku Co., Ltd (collectively, Defendants) in the Tokyo District Court seeking an injunction to stop the manufacture, sale and offer for sale of the Defendants’ sitagliptin dihydrogen phosphate product, while the Company’s patents and patent term extensions are in force. The lawsuit is in response to the Defendants’ application for marketing authorization to sell a generic sitagliptin dihydrogen phosphate product, in the anhydrate form, which was approved on August 15, 2023. Merck asserts that the Defendants’ activity infringes a patent term extension associated with Merck’s patent directed to the sitagliptin compound patent.
Keytruda — As previously disclosed, in November 2022, the Company filed a complaint against The Johns Hopkins University (JHU) in the U.S. District Court of Maryland. This action concerns patents emerging from a joint research collaboration between Merck and JHU regarding the use of pembrolizumab, which Merck sells under the trade name Keytruda. Merck and JHU partnered to design and conduct a clinical study administering Keytruda to cancer patients having tumors that had the genetic biomarker known as microsatellite instability-high (MSI-H). After the conclusion of the study, JHU secured U.S. patents citing the joint research study. Merck alleges that JHU has breached the collaboration agreement by filing and obtaining these patents without informing or involving Merck and then licensing the patents to others. Merck therefore brought this action for breach of contract, declaratory judgment of noninfringement, and promissory estoppel. JHU answered the complaint in April and May 2023, denying Merck’s claims, and counterclaiming for willful infringement of nine issued U.S. patents, including a demand for damages. Between November 30, 2023, and March 13, 2024, the Company filed inter partes review petitions with the United States Patent & Trademark Office Patent Trial and Appeal Board, challenging the validity of all nine patents asserted in the case.
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
Legal Defense Reserves
Legal defense costs expected to be incurred in connection with a loss contingency are accrued when probable and reasonably estimable. Some of the significant factors considered in the review of these legal defense reserves are as follows: the actual costs incurred by the Company; the development of the Company’s legal defense strategy and structure in light of the scope of its litigation; the number of cases being brought against the Company; the costs and outcomes of completed trials; and the most current information regarding anticipated timing, progression, and related costs of pre-trial activities and trials in the associated litigation. The amount of legal defense reserves as of March 31, 2024 and December 31, 2023 of approximately $220 million and $210 million, respectively, represents the Company’s best estimate of the minimum amount of defense costs to be incurred in connection with its outstanding litigation; however, events such as additional trials and other events that could arise in the course of its litigation could affect the ultimate amount of legal defense costs to be incurred by the Company. The Company will continue to monitor its legal defense costs and review the adequacy of the associated reserves and may determine to increase the reserves at any time in the future if, based upon the factors set forth, it believes it would be appropriate to do so.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
8.    Equity

	Three Months Ended March 31,
	Common Stock		Other Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Non- controlling Interests	Total
($ and shares in millions except per share amounts)	Shares	Par Value				Shares	Cost
Balance at January 1, 2023	3,577	$1,788	$44,379	$61,081	$(4,768)	1,039	$(56,489)	$67	$46,058
Net income attributable to Merck & Co., Inc.	—	—	—	2,821	—	—	—	—	2,821
Other comprehensive loss, net of taxes	—	—	—	—	(115)	—	—	—	(115)
Cash dividends declared on common stock ($0.73 per share)	—	—	—	(1,863)	—	—	—	—	(1,863)
Treasury stock shares purchased	—	—	—	—	—	1	(149)	—	(149)
Share-based compensation plans and other	—	—	88	—	—	—	61	—	149
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	4	4
Balance at March 31, 2023	3,577	$1,788	$44,467	$62,039	$(4,883)	1,040	$(56,577)	$71	$46,905
Balance at January 1, 2024	3,577	$1,788	$44,509	$53,895	$(5,161)	1,045	$(57,450)	$54	$37,635
Net income attributable to Merck & Co., Inc.	—	—	—	4,762	—	—	—	—	4,762
Other comprehensive loss, net of taxes	—	—	—	—	(113)	—	—	—	(113)
Cash dividends declared on common stock ($0.77 per share)	—	—	—	(1,960)	—	—	—	—	(1,960)
Treasury stock shares purchased	—	—	—	—	—	1	(122)	—	(122)
Share-based compensation plans and other	—	—	89	—	—	(2)	127	1	217
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	5	5
Balance at March 31, 2024	3,577	$1,788	$44,598	$56,697	$(5,274)	1,044	$(57,445)	$60	$40,424

9.    Pension and Other Postretirement Benefit Plans
The Company has defined benefit pension plans covering eligible employees in the U.S. and in certain of its international subsidiaries. The net periodic benefit cost (credit) of such plans consisted of the following components:

	Three Months Ended March 31,
	2024		2023
($ in millions)	U.S.	International	U.S.	International
Service cost	$86	$61	$76	$49
Interest cost	134	74	133	74
Expected return on plan assets	(207)	(139)	(187)	(128)
Amortization of unrecognized prior service credit	—	(3)	—	(3)
Net loss (gain) amortization	10	1	—	(1)
Termination benefits	3	—	—	—
Curtailments	—	—	2	—
Settlements	—	—	21	—
	$26	$(6)	$45	$(9)
The Company provides medical benefits, principally to its eligible U.S. retirees and similar benefits to their dependents, through its other postretirement benefit plans. The net credit of such plans consisted of the following components:

	Three Months Ended March 31,
($ in millions)	2024	2023
Service cost	$8	$8
Interest cost	14	16
Expected return on plan assets	(20)	(16)
Amortization of unrecognized prior service credit	(11)	(12)
Net gain amortization	(12)	(11)
	$(21)	$(15)

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
The components of net periodic benefit cost (credit) other than the service cost component are included in Other (income) expense, net (see Note 10), with the exception of certain amounts for termination benefits, curtailments and settlements, which are recorded in Restructuring costs if the event giving rise to the termination benefits, curtailment or settlement related to restructuring actions.
10.    Other (Income) Expense, Net
Other (income) expense, net, consisted of:

	Three Months Ended March 31,
($ in millions)	2024	2023
Interest income	$(73)	$(112)
Interest expense	303	242
Exchange losses	83	61
Income from investments in equity securities, net (1)	(143)	(450)
Net periodic defined benefit plan (credit) cost other than service cost	(160)	(115)
Other, net	(43)	463
	$(33)	$89
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
Other, net (as reflected in the table above) in the first three months of 2023 includes a $572.5 million charge related to settlements with certain plaintiffs in the Zetia antitrust litigation (see Note 7).
Interest paid for the three months ended March 31, 2024 and 2023 was $217 million and $208 million, respectively.
11.    Income Taxes
The effective income tax rate of 15.9% for the first quarter of 2024 reflects a 1.6 percentage point unfavorable discrete impact of a charge for the acquisition of Harpoon for which no tax benefit was recognized. The effective income tax rate of 22.6% for the first quarter of 2023 reflects a 5.5 percentage point unfavorable discrete impact of a charge for the acquisition of Imago for which no tax benefit was recognized.
The Internal Revenue Service (IRS) is currently conducting examinations of the Company’s tax returns for the years 2017 and 2018, including the one-time transition tax enacted under the Tax Cuts and Jobs Act of 2017. If the IRS disagrees with the Company’s transition tax position, it may result in a significant tax liability. The statute of limitations for assessments with respect to the 2019 and 2020 federal return years will expire in June and October of 2024, respectively, unless extended.
12.    Earnings Per Share
The calculations of earnings per share are as follows:

	Three Months Ended March 31,
($ and shares in millions except per share amounts)	2024	2023
Net Income Attributable to Merck & Co., Inc.	$4,762	$2,821
Average common shares outstanding	2,533	2,538
Common shares issuable (1)	11	13
Average common shares outstanding assuming dilution	2,544	2,551
Basic Earnings per Common Share Attributable to Merck & Co., Inc. Common Shareholders	$1.88	$1.11
Earnings per Common Share Assuming Dilution Attributable to Merck & Co., Inc. Common Shareholders	$1.87	$1.11
(1)    Issuable primarily under share-based compensation plans.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
For the first quarter of 2024 and 2023, 3 million and 1 million, respectively, of common shares issuable under share-based compensation plans were excluded from the computations of earnings per common share assuming dilution because the effect would have been antidilutive.
13.    Other Comprehensive Income (Loss)
Changes in each component of other comprehensive income (loss) are as follows:

	Three Months Ended March 31,
($ in millions)	Derivatives		Employee Benefit Plans		Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Loss
Balance January 1, 2023, net of taxes	$73		$(2,408)		$(2,433)	$(4,768)
Other comprehensive income (loss) before reclassification adjustments, pretax	(66)		(47)		79	(34)
Tax	14		2		(20)	(4)
Other comprehensive income (loss) before reclassification adjustments, net of taxes	(52)		(45)		59	(38)
Reclassification adjustments, pretax	(102)	(1)	(7)	(2)	9	(100)
Tax	21		2		—	23
Reclassification adjustments, net of taxes	(81)		(5)		9	(77)
Other comprehensive income (loss), net of taxes	(133)		(50)		68	(115)
Balance March 31, 2023, net of taxes	$(60)		$(2,458)		$(2,365)	$(4,883)
Balance January 1, 2024, net of taxes	$(24)		$(2,793)		$(2,344)	$(5,161)
Other comprehensive income (loss) before reclassification adjustments, pretax	209		5		(225)	(11)
Tax	(44)		(4)		(13)	(61)
Other comprehensive income (loss) before reclassification adjustments, net of taxes	165		1		(238)	(72)
Reclassification adjustments, pretax	(44)	(1)	(15)	(2)	—	(59)
Tax	9		9		—	18
Reclassification adjustments, net of taxes	(35)		(6)		—	(41)
Other comprehensive income (loss), net of taxes	130		(5)		(238)	(113)
Balance March 31, 2024, net of taxes	$106		$(2,798)		$(2,582)	$(5,274)
(1)    Primarily relates to foreign currency cash flow hedges that were reclassified from AOCL to Sales.
(2)    Includes net amortization of prior service cost, actuarial gains and losses, settlements and curtailments included in net periodic benefit cost (see Note 9).

14.    Segment Reporting
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

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
Sales of the Company’s products were as follows:

	Three Months Ended March 31,
	2024			2023
($ in millions)	U.S.	Int’l	Total	U.S.	Int’l	Total
Pharmaceutical:
Oncology
Keytruda	$4,119	$2,828	$6,947	$3,485	$2,310	$5,795
Alliance revenue-Lynparza (1)	135	157	292	142	133	275
Alliance revenue-Lenvima (1)	173	82	255	153	79	232
Welireg	77	7	85	41	1	42
Alliance revenue-Reblozyl (2)	58	12	71	30	12	43
Vaccines
Gardasil/Gardasil 9	488	1,761	2,249	416	1,556	1,972
ProQuad/M-M-R II/Varivax	438	133	570	421	107	528
Vaxneuvance	161	58	219	94	13	106
RotaTeq	149	67	216	180	117	297
Pneumovax 23	6	55	61	40	56	96
Hospital Acute Care
Bridion	329	111	440	276	210	487
Prevymis	74	100	174	54	75	129
Dificid	68	5	73	62	3	65
Zerbaxa	33	23	56	27	23	50
Noxafil	8	48	56	14	46	60
Cardiovascular
Alliance revenue-Adempas/Verquvo (3)	90	8	98	83	16	99
Adempas	—	70	70	—	59	59
Virology
Lagevrio	45	305	350	(2)	394	392
Isentress/Isentress HD	50	61	111	52	71	123
Delstrigo	12	44	56	11	33	44
Pifeltro	29	13	42	24	10	34
Neuroscience
Belsomra	15	32	46	16	40	56
Immunology
Simponi	—	184	184	—	180	180
Remicade	—	39	39	—	51	51
Diabetes
Januvia	183	236	419	271	280	551
Janumet	39	212	251	56	272	329
Other pharmaceutical (4)	157	419	576	171	457	626
Total Pharmaceutical segment sales	6,936	7,070	14,006	6,117	6,604	12,721
Animal Health:
Livestock	166	683	850	174	676	849
Companion Animal	308	354	661	308	334	642
Total Animal Health segment sales	474	1,037	1,511	482	1,010	1,491
Total segment sales	7,410	8,107	15,517	6,599	7,614	14,212
Other (5)	68	190	258	60	214	275
	$7,478	$8,297	$15,775	$6,659	$7,828	$14,487
U.S. plus international may not equal total due to rounding.
(1)    Alliance revenue for Lynparza and Lenvima represents Merck’s share of profits, which are product sales net of cost of sales and commercialization costs (see Note 3).
(2)    Alliance revenue for Reblozyl represents royalties (see Note 3).
(3)    Alliance revenue for Adempas/Verquvo represents Merck’s share of profits from sales in Bayer’s marketing territories, which are product sales net of cost of sales and commercialization costs (see Note 3).
(4)    Other pharmaceutical primarily reflects sales of other human health pharmaceutical products, including products within the franchises not listed separately.
(5)    Other is primarily comprised of miscellaneous corporate revenue, including revenue hedging activities which increased sales by $54 million and $99 million for the three months ended March 31, 2024 and 2023, respectively, as well as revenue from third-party manufacturing arrangements (including sales to Organon). Other for the three months ended March 31, 2024 and 2023 also includes $61 million and $51 million, respectively, related to upfront and milestone payments received by Merck for out-licensing arrangements.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
Product sales are recorded net of the provision for discounts, including chargebacks, which are customer discounts that occur when a contracted customer purchases through an intermediary wholesale purchaser, and rebates that are owed based upon definitive contractual agreements or legal requirements with private sector and public sector (Medicaid and Medicare Part D) benefit providers, after the final dispensing of the product by a pharmacy to a benefit plan participant. These discounts, in the aggregate, reduced U.S. sales by $3.2 billion and $3.1 billion for the three months ended March 31, 2024 and 2023, respectively.
Consolidated sales by geographic area where derived are as follows:

	Three Months Ended March 31,
($ in millions)	2024	2023
United States	$7,478	$6,659
Europe, Middle East and Africa	3,563	3,303
China	1,772	1,715
Japan	821	758
Latin America	796	661
Asia Pacific (other than China and Japan)	724	846
Other	621	545
	$15,775	$14,487
A reconciliation of segment profits to Income Before Taxes is as follows:

	Three Months Ended March 31,
($ in millions)	2024	2023
Segment profits:
Pharmaceutical segment	$10,904	$9,140
Animal Health segment	555	566
Total segment profits	11,459	9,706
Other profits	146	164
Unallocated:
Interest income	73	112
Interest expense	(303)	(242)
Amortization	(473)	(543)
Depreciation	(452)	(398)
Research and development	(3,851)	(4,147)
Restructuring costs	(123)	(67)
Charge for Zetia antitrust litigation settlements	—	(573)
Other unallocated, net	(806)	(362)
	$5,670	$3,650
Pharmaceutical segment profits are comprised of segment sales less standard costs, as well as selling, general and administrative expenses directly incurred by the segment. Animal Health segment profits are comprised of segment sales, less all cost of sales, as well as selling, general and administrative expenses and research and development costs directly incurred by the segment. For internal management reporting presented to the chief operating decision maker, Merck does not allocate the remaining cost of sales not included in segment profits as described above, research and development expenses incurred by Merck Research Laboratories, the Company’s research and development division that focuses on human health-related activities, or general and administrative expenses not directly incurred by the segments, nor the cost of financing these activities. Separate divisions maintain responsibility for monitoring and managing these costs, including depreciation related to fixed assets utilized by these divisions and, therefore, they are not included in segment profits. In addition, costs related to restructuring activities, as well as the amortization of intangible assets and amortization of purchase accounting adjustments are not allocated to segments.
Other profits are primarily comprised of miscellaneous corporate profits, as well as operating profits (losses) related to third-party manufacturing arrangements.
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

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Business Development Transactions
Below is a summary of significant business development activity thus far in 2024.
In March 2024, Merck acquired Harpoon Therapeutics, Inc. (Harpoon), a clinical-stage immunotherapy company developing a novel class of T-cell engagers designed to harness the power of the body’s immune system to treat patients suffering from cancer and other diseases, for $765 million and also incurred $56 million of transaction costs. Harpoon’s lead candidate, MK-6070 (formerly HPN328), is a T-cell engager targeting delta-like ligand 3 (DLL3), an inhibitory canonical Notch ligand that is expressed at high levels in small-cell lung cancer (SCLC) and neuroendocrine tumors. MK-6070 is currently being evaluated as monotherapy in a Phase 1/2 clinical trial in certain patients with advanced cancers associated with expression of DLL3. The study is also evaluating MK-6070 in combination with atezolizumab in certain patients with SCLC. The transaction was accounted for as an asset acquisition. Merck recorded net assets of $165 million, as well as a charge of $656 million, or $0.26 per share, to Research and development expenses in the first quarter of 2024 related to the transaction. There are no future contingent payments associated with the acquisition.
In February 2024, Merck entered into a definitive agreement to acquire the aqua business of Elanco Animal Health Incorporated (Elanco) for $1.3 billion in cash. The Elanco aqua business to be acquired consists of an innovative portfolio of medicines and vaccines, nutritionals and supplements for aquatic species; two related aqua manufacturing facilities in Canada and Vietnam; as well as a research facility in Chile. Upon closing, the acquisition will broaden Animal Health’s aqua portfolio with products, such as Clynav, a new generation DNA-based vaccine that protects Atlantic salmon against pancreas disease, and Imvixa, an anti-parasitic sea lice treatment. This acquisition also brings a portfolio of water treatment products for warm water production, complementing Animal Health’s warm water vaccine portfolio. In addition to these products, the DNA-based vaccine technology that is a part of the business has the potential to accelerate the development of novel vaccines to address the unmet needs of the aqua industry. The acquisition is expected to be completed by mid-2024, subject to approvals from regulatory authorities and other customary closing conditions. The transaction will be accounted for as a business combination.
Pricing
Global efforts toward health care cost containment continue to exert pressure on product pricing and market access worldwide. Changes to the U.S. health care system enacted in prior years as part of health care reform, as well as increased purchasing power of entities that negotiate on behalf of Medicare, Medicaid, and private sector beneficiaries, have contributed to pricing pressure. In 2021, the U.S. Congress passed the American Rescue Plan Act, which included a provision that eliminates the statutory cap on rebates drug manufacturers pay to Medicaid beginning in January 2024. Accordingly, manufacturers may have to pay state Medicaid programs more in rebates than they receive on sales of particular products. As a result of this provision, the Company has recognized increased discounts for Januvia (sitagliptin) and Janumet (sitagliptin and metformin HCl) in the first three months of 2024. In 2022, the U.S. Congress passed the Inflation Reduction Act (IRA), which makes significant changes to how drugs are covered and paid for under the Medicare program, including the creation of financial penalties for drugs whose prices rise faster than the rate of inflation, redesign of the Medicare Part D program to require manufacturers to bear more of the liability for certain drug benefits, and government price-setting for certain Medicare Part D drugs (starting in 2026) and Medicare Part B drugs (starting in 2028). In August 2023, the U.S. Department of Health and Human Services (HHS), through the Centers for Medicare & Medicaid Services (CMS), announced that Januvia would be included in the first year of the IRA’s “Drug Price Negotiation Program” (Program). Pursuant to the IRA’s Program, discussions with the government occurred in 2023 and will continue in 2024, with government price-setting becoming effective on January 1, 2026. The Company has sued the U.S. government regarding the IRA’s Program. Furthermore, the Biden Administration and Congress continue to discuss legislation designed to control health care costs, including the cost of drugs. In several international markets, government-mandated pricing actions have reduced prices of generic and patented drugs. In addition, the Company’s sales performance in the first three months of 2024 was negatively affected by other cost-reduction measures taken by governments and other third parties to lower health care costs. The Company anticipates all of these actions and additional actions in the future will negatively affect sales and profits.
Operating Results
Sales

	Three Months Ended March 31,			% Change Excluding Foreign Exchange
($ in millions)	2024	2023	% Change
United States	$7,478	$6,659	12%	12%
International	8,297	7,828	6%	12%
Total	$15,775	$14,487	9%	12%
Worldwide sales were $15.8 billion in the first quarter of 2024, an increase of 9% compared with the first quarter of 2023, or 12% excluding the unfavorable effect of foreign exchange. Approximately 2 percentage points of the negative impact of foreign exchange was due to the devaluation of the Argentine peso, which was largely offset by inflation-related price increases consistent with practice in that market. Global sales growth in the first quarter of 2024 was primarily due to higher sales in the oncology franchise, largely due to strong growth of Keytruda (pembrolizumab) and Welireg (belzutifan). Higher sales in the vaccines franchise also contributed to revenue growth in the first quarter, primarily attributable to increased combined sales of Gardasil (Human Papillomavirus Quadrivalent [Types 6, 11, 16 and 18] Vaccine, Recombinant)/Gardasil 9 (Human Papillomavirus 9-valent Vaccine, Recombinant) and the ongoing launch of Vaxneuvance (Pneumococcal 15-valent Conjugate Vaccine) for pediatric use, partially offset by lower sales of RotaTeq (Rotavirus Vaccine, Live Oral, Pentavalent) and Pneumovax 23 (pneumococcal vaccine polyvalent). Revenue growth in the first quarter of 2024 was partially offset by lower sales in the diabetes franchise attributable to Januvia and Janumet.
See Note 14 to the condensed consolidated financial statements for details on sales of the Company’s products. A discussion of performance for select products in the franchises follows. All product or service marks appearing in type form different from that of the surrounding text are trademarks or service marks owned, licensed to, promoted or distributed by Merck, its subsidiaries or affiliates, except as noted. All other trademarks or services marks are those of their respective owners.
Pharmaceutical Segment
Oncology

	Three Months Ended March 31,			% Change Excluding Foreign Exchange
($ in millions)	2024	2023	% Change
Keytruda	$6,947	$5,795	20%	24%
Alliance Revenue - Lynparza (1)	292	275	6%	7%
Alliance Revenue - Lenvima (1)	255	232	10%	10%
Welireg	85	42	*	*
Alliance Revenue - Reblozyl (2)	71	43	66%	66%
* > 100%
(1)    Alliance revenue for Lynparza and Lenvima represents Merck’s share of profits, which are product sales net of cost of sales and commercialization costs (see Note 3 to the condensed consolidated financial statements).
(2)    Alliance revenue for Reblozyl represents royalties (see Note 3 to the condensed consolidated financial statements).
Keytruda is an anti-PD-1 (programmed death receptor-1) therapy that has been approved in over 35 indications in the U.S., including 17 tumor types and 2 tumor-agnostic indications, and has similarly been approved in markets worldwide for many of these indications. The Keytruda clinical development program includes studies across a broad range of cancer types. See “Research and Development Update” below.
Global sales of Keytruda grew 20% in the first quarter of 2024, or 24% excluding the unfavorable effect of foreign exchange. Substantially all of the 4% negative impact of foreign exchange was due to the devaluation of the Argentine peso, which was largely offset by inflation-related price increases consistent with practice in that market. Keytruda sales growth in the first quarter 2024 was primarily driven by higher demand reflecting the launch of multiple new indications globally coupled with continued uptake in existing indications. Sales growth in the U.S. reflects increased uptake across earlier-stage indications including in certain types of non-small-cell lung cancer (NSCLC), high-risk early-stage triple-negative breast cancer (TNBC), as well as certain types of renal cell carcinoma (RCC), and higher demand across the multiple approved metastatic indications, in particular for the treatment of certain types of urothelial, endometrial, microsatellite instability-high (MSI-H) and renal cell cancers, as well as higher pricing. Keytruda sales growth in international markets reflects higher demand predominately for the TNBC and RCC earlier-stage indications, as well as uptake in head and neck squamous cell carcinoma and RCC metastatic indications, particularly in Europe and Latin America.
Keytruda received the following regulatory approvals thus far in 2024.

Date	Approval
January 2024
U.S. Food and Drug Administration (FDA) approval in combination with chemoradiotherapy for the treatment of patients with FIGO (International Federation of Gynecology and Obstetrics) 2014 Stage III-IVA cervical cancer, based on the KEYNOTE-A18 trial.

January 2024	FDA full approval for the treatment of patients with hepatocellular carcinoma (HCC) secondary to hepatitis B who have received prior systemic therapy other than a PD-1/PD-L1 containing regimen. The conversion from an accelerated to full (regular) approval is based on the KEYNOTE-394 trial.
February 2024
China’s National Medical Products Administration approval in combination with gemcitabine and cisplatin for the first-line treatment of patients with locally advanced or metastatic biliary tract carcinoma, based on the KEYNOTE-966 trial.

March 2024
European Commission (EC) approval in combination with platinum-containing chemotherapy as neoadjuvant treatment, then continued as monotherapy as adjuvant treatment, for resectable NSCLC at high risk of recurrence in adults, based on the KEYNOTE-671 trial.

The Company is a party to certain third-party license agreements pursuant to which the Company pays royalties on sales of Keytruda. Under the terms of the more significant of these agreements, Merck paid a royalty of 6.5% on worldwide sales of Keytruda through December 2023 to one third party; this royalty declined to 2.5% in 2024 and will continue through 2026, terminating thereafter. The Company pays an additional 2% royalty on worldwide sales of Keytruda to another third party, the termination date of which varies by country; this royalty will expire in the U.S. in September 2024 and on varying dates in major European markets in the second half of 2025. The royalty expenses are included in Cost of sales.
Lynparza (olaparib) is an oral poly (ADP-ribose) polymerase (PARP) inhibitor being developed as part of a collaboration with AstraZeneca PLC (AstraZeneca) (see Note 3 to the condensed consolidated financial statements). Lynparza is approved for the treatment of certain types of advanced or recurrent ovarian, early or metastatic breast, metastatic pancreatic and metastatic castration-resistant prostate cancers. Alliance revenue related to Lynparza increased 6% in the first quarter of 2024 primarily driven by higher demand in certain international markets, particularly in Latin America.
Lenvima (lenvatinib) is an oral receptor tyrosine kinase inhibitor being developed as part of a collaboration with Eisai Co., Ltd. (Eisai) (see Note 3 to the condensed consolidated financial statements). Lenvima is approved for the treatment of certain types of thyroid cancer, RCC, HCC, in combination with everolimus for certain patients with advanced RCC, and in combination with Keytruda for certain patients with advanced endometrial carcinoma or advanced RCC. Alliance revenue related to Lenvima grew 10% in the first quarter of 2024 primarily reflecting higher demand in the U.S.
Sales of Welireg, for the treatment of adult patients with certain von Hippel-Lindau (VHL) disease-associated tumors and certain adult patients with previously treated advanced RCC, more than doubled in the first quarter of 2024 due to higher demand in the U.S. for the treatment of VHL disease-associated tumors and uptake in a supplemental indication approved by the FDA in December 2023 for previously treated advanced RCC. Welireg is under review in the European Union (EU) for the treatment of previously treated advanced RCC based on the LITESPARK-005 clinical trial and for the treatment of VHL disease based on the LITESPARK-004 clinical trial.
Reblozyl (luspatercept-aamt) is a first-in-class erythroid maturation recombinant fusion protein that is being commercialized through a global collaboration with Bristol-Myers Squibb Company (BMS) (see Note 3 to the condensed consolidated financial statements). Reblozyl is approved for the treatment of anemia in certain rare blood disorders. Alliance revenue related to this collaboration (consisting of royalties) increased 66% in the first quarter of 2024 due to strong underlying sales performance.
Vaccines

	Three Months Ended March 31,			% Change Excluding Foreign Exchange
($ in millions)	2024	2023	% Change
Gardasil/Gardasil 9	$2,249	$1,972	14%	17%
ProQuad	204	190	8%	7%
M-M-R II	104	102	2%	2%
Varivax	262	236	11%	11%
Vaxneuvance	219	106	*	*
RotaTeq	216	297	(27)%	(27)%
Pneumovax 23	61	96	(36)%	(33)%
* > 100%
Combined worldwide sales of Gardasil and Gardasil 9, vaccines to help prevent certain cancers and other diseases caused by certain types of human papillomavirus (HPV), grew 14% in the first quarter of 2024 primarily due to strong demand, particularly in China, which also benefited from the timing of shipments, as well as public sector buying patterns in the U.S., and higher pricing.
The Company is a party to certain third-party license agreements pursuant to which the Company pays royalties on sales of Gardasil/Gardasil 9. Under the terms of the more significant of these agreements, Merck pays a 7% royalty on sales of Gardasil/Gardasil 9 in the U.S. to one third party (this royalty expires in December 2028); Merck paid an additional 7% royalty on worldwide sales of Gardasil/Gardasil 9 to another third party, which expired in December 2023. The royalty expenses are included in Cost of sales.
Global sales of ProQuad (Measles, Mumps, Rubella and Varicella Virus Vaccine Live), a pediatric combination vaccine to help protect against measles, mumps, rubella and varicella, grew 8% in the first quarter of 2024 primarily reflecting higher pricing in the U.S. and higher demand in certain ex-U.S. markets.
Worldwide sales of M-M-R II (Measles, Mumps and Rubella Virus Vaccine Live), a vaccine to help prevent measles, mumps and rubella, were nearly flat in the first quarter of 2024.
Global sales of Varivax (Varicella Virus Vaccine Live), a vaccine to help prevent chickenpox (varicella), increased 11% in the first quarter of 2024 primarily attributable to higher pricing in the U.S. and higher sales in Latin America due in part to the timing of government tenders.
Worldwide sales of Vaxneuvance, a vaccine to help protect against invasive pneumococcal disease, more than doubled in the first quarter of 2024 primarily reflecting continued uptake in the pediatric indication in the U.S. and Europe, as well as new market launches. Sales growth in the U.S. also reflects the beneficial impact of public sector buying patterns.

Global sales of RotaTeq, a vaccine to help protect against rotavirus gastroenteritis in infants and children, declined 27% in the first quarter of 2024 primarily due to lower sales in China reflecting first quarter 2023 inventory stocking, as well as lower sales in the U.S. due to public sector buying patterns.
Worldwide sales of Pneumovax 23, a vaccine to help prevent pneumococcal disease, declined 36% in the first quarter of 2024 largely due to lower demand in the U.S. as the market has shifted toward newer adult pneumococcal conjugate vaccines following changes in the recommendations of the U.S. Centers for Disease Control and Prevention’s Advisory Committee on Immunization Practices in 2021.
Hospital Acute Care

	Three Months Ended March 31,			% Change Excluding Foreign Exchange
($ in millions)	2024	2023	% Change
Bridion	$440	$487	(10)%	(8)%
Prevymis	174	129	35%	39%
Worldwide sales of Bridion (sugammadex), for the reversal of two types of neuromuscular blocking agents used during surgery, declined 10% in the first quarter of 2024 driven by lower demand in certain ex-U.S. markets due to generic competition, particularly in the EU, partially offset by higher demand in the U.S. The patent that provided market exclusivity for Bridion in the EU expired in July 2023. Accordingly, the Company is experiencing sales declines of Bridion in these markets and expects the declines to continue. The patent that provided market exclusivity for Bridion in Japan expired in January 2024; the Company anticipates sales of Bridion in Japan will decline in future periods.
Worldwide sales of Prevymis (letermovir), a medicine for prophylaxis (prevention) of cytomegalovirus (CMV) infection and disease in certain high risk adult recipients of an allogenic hematopoietic stem cell transplant and for prophylaxis of CMV disease in certain high risk adult recipients of a kidney transplant, grew 35% in the first quarter of 2024 largely due to higher global demand, particularly in the U.S. and China.
Cardiovascular

	Three Months Ended March 31,			% Change Excluding Foreign Exchange
($ in millions)	2024	2023	% Change
Alliance Revenue - Adempas/Verquvo (1)	$98	$99	(1)%	(1)%
Adempas	70	59	18%	18%
(1) Alliance revenue represents Merck’s share of profits from sales in Bayer’s marketing territories, which are product sales net of cost of sales and commercialization costs (see Note 3 to the condensed consolidated financial statements).
Adempas (riociguat) and Verquvo (vericiguat) are part of a worldwide collaboration with Bayer AG (Bayer) to market and develop soluble guanylate cyclase (sGC) modulators (see Note 3 to the condensed consolidated financial statements). Adempas is approved for the treatment of certain types of pulmonary arterial hypertension (PAH) and chronic pulmonary hypertension (PH). Verquvo is approved to reduce the risk of cardiovascular death and heart failure hospitalization following a hospitalization for heart failure or need for outpatient intravenous diuretics in adults with symptomatic chronic heart failure and reduced ejection fraction. Alliance revenue from the collaboration in the first quarter of 2024 was nearly flat compared with the corresponding prior year period. Revenue also includes sales of Adempas and Verquvo in Merck’s marketing territories. Sales of Adempas in Merck’s marketing territories grew 18% in the first quarter of 2024 primarily due to higher demand.
In March 2024, the FDA approved Winrevair (sotatercept-csrk) for the treatment of adults with PAH (World Health Organization [WHO] Group 1) to increase exercise capacity, improve WHO functional class, and reduce the risk of clinical worsening events. The approval is based on the STELLAR trial. Winrevair is the subject of a licensing agreement with Bristol-Myers Squibb Company (BMS) and Merck will pay 22% royalties on sales of Winrevair in the PH field to BMS.
Virology

	Three Months Ended March 31,			% Change Excluding Foreign Exchange
($ in millions)	2024	2023	% Change
Lagevrio	$350	$392	(11)%	(5)%
Lagevrio is an investigational oral antiviral COVID-19 medicine being developed in a collaboration with Ridgeback Biotherapeutics LP (Ridgeback) (see Note 3 to the condensed consolidated financial statements). Sales of Lagevrio declined 11% in the first quarter of 2024 primarily due to lower demand in certain markets in the Asia Pacific region, partially offset by sales in the U.S. and higher demand in Japan.

Immunology

	Three Months Ended March 31,			% Change Excluding Foreign Exchange
($ in millions)	2024	2023	% Change
Simponi	$184	$180	2%	1%
Remicade	39	51	(24)%	(21)%
Simponi (golimumab) and Remicade (infliximab) are treatments for certain inflammatory diseases that the Company markets in Europe, Russia and Türkiye. The Company’s marketing rights with respect to these products will revert to Johnson & Johnson Innovative Medicine on October 1, 2024.
Diabetes

	Three Months Ended March 31,			% Change Excluding Foreign Exchange
($ in millions)	2024	2023	% Change
Januvia/Janumet	$670	$880	(24)%	(21)%
Worldwide combined sales of Januvia and Janumet, medicines that help lower blood sugar levels in adults with type 2 diabetes, declined 24% in the first quarter of 2024 primarily due to lower sales in the U.S., largely reflecting lower pricing and lower demand due to competitive pressures, as well as the ongoing impact of the loss of exclusivity in most markets in Europe and the Asia Pacific region, as well as in Canada.
The American Rescue Plan Act enacted in the U.S. in 2021 included a provision that eliminated the statutory cap on rebates drug manufacturers pay to Medicaid beginning in January 2024. Accordingly, manufacturers may have to pay state Medicaid programs more in rebates than they receive on sales of particular products. As a result of this provision, the Company has recognized increased discounts for Januvia and Janumet in the first quarter of 2024. In August 2023, the U.S. Department of HHS, through the CMS, announced that Januvia would be included in the first year of the IRA’s Program. Pursuant to the IRA’s Program, discussions with the government occurred in 2023 and will continue in 2024, with government price-setting becoming effective on January 1, 2026. The Company has sued the U.S. government regarding the IRA’s Program.
While the key U.S. patent for Januvia and Janumet claiming the sitagliptin compound expired in January 2023, as a result of favorable court rulings and settlement agreements related to a later expiring patent directed to the specific sitagliptin salt form of the products (see Note 7 to the condensed consolidated financial statements), the Company expects that Januvia and Janumet will not lose market exclusivity in the U.S. until May 2026 and Janumet XR will not lose market exclusivity in the U.S. until July 2026, although a non-automatically substitutable form of sitagliptin that differs from the form in the Company’s sitagliptin products has been approved by the FDA. The Company anticipates pricing and volume declines for Januvia and Janumet in the U.S. for the remainder of 2024.
The Company lost market exclusivity for Januvia in all of the EU and for Janumet in some European countries in September 2022. Exclusivity for Janumet was lost in other European countries in April 2023. Accordingly, the Company is experiencing sales declines in these markets and expects the declines to continue. Generic equivalents of Januvia and Janumet have also launched in China.
Animal Health Segment

	Three Months Ended March 31,			% Change Excluding Foreign Exchange
($ in millions)	2024	2023	% Change
Livestock	$850	$849	—%	4%
Companion Animal	661	642	3%	4%
	$1,511	$1,491	1%	4%
Animal Health sales grew 1% in the first quarter of 2024, or 4% excluding the unfavorable impact of foreign exchange. Approximately 3 percentage points of the negative impact of foreign exchange was due to the devaluation of the Argentine peso, which was largely offset by inflation-related price increases consistent with practice in that market. Sales of livestock products were nearly flat in the first quarter of 2024 primarily due to higher pricing, as well as increased demand for swine and poultry products, partially offset by lower demand for ruminant products. Sales of companion animal products grew 3% in the first quarter of 2024 due to higher pricing. Sales of Bravecto (fluralaner), a line of oral and topical parasitic control products, were $332 million for the first quarter of 2024, representing growth of 6% compared with the corresponding prior year period, or 7% excluding the unfavorable effect of foreign exchange.
In February 2024, Merck entered into a definitive agreement to acquire the aqua business of Elanco for $1.3 billion in cash. See “Business Development Transactions” above for additional information related to this transaction.

Costs, Expenses and Other

	Three Months Ended March 31,
($ in millions)	2024	2023	% Change
Cost of sales	$3,540	$3,926	(10)%
Selling, general and administrative	2,483	2,479	—%
Research and development	3,992	4,276	(7)%
Restructuring costs	123	67	84%
Other (income) expense, net	(33)	89	*
	$10,105	$10,837	(7)%
* > 100%
Cost of Sales
Cost of sales declined 10% in the first quarter of 2024. Cost of sales includes the amortization of intangible assets recorded in connection with acquisitions, collaborations, and licensing arrangements, which totaled $462 million and $532 million in the first quarter of 2024 and 2023, respectively. Amortization expense in the first quarter of 2023 includes $72 million of cumulative catch-up amortization related to Merck’s collaboration with Eisai. See Note 3 to the condensed consolidated financial statements for more information on Merck’s collaborative arrangements. Also included in cost of sales are expenses associated with restructuring activities, which amounted to $116 million and $29 million in the first quarter of 2024 and 2023, respectively, primarily reflecting accelerated depreciation and asset write-offs related to the planned sale or closure of manufacturing facilities. Separation costs associated with manufacturing-related headcount reductions have been incurred and are reflected in Restructuring costs as discussed below.
Gross margin was 77.6% in the first quarter of 2024 compared with 72.9% in the first quarter of 2023. The gross margin improvement was primarily due to the favorable effects of product mix (including lower royalty rates related to Keytruda and Gardasil/Gardasil 9 sales), foreign exchange and lower amortization of intangible assets, partially offset by higher restructuring costs and inventory write-offs.
Selling, General and Administrative
Selling, general and administrative (SG&A) expenses were nearly flat in the first quarter of 2024 primarily due to higher administrative costs, largely offset by lower promotional spending, reflecting the prioritization of spending on key growth products, and the favorable effect of foreign exchange.
Research and Development
Research and development (R&D) expenses declined 7% in the first quarter of 2024 primarily due to lower charges for business development transactions, which included a $656 million charge for the acquisition of Harpoon in the first quarter of 2024, compared with charges of $1.2 billion for the acquisition of Imago and $175 million for a license and collaboration agreement with Kelun-Biotech in the first quarter of 2023. The decline was partially offset by higher compensation and benefit costs, increased clinical development spending, and higher investments in discovery research and early drug development in the first quarter of 2024.
R&D expenses are comprised of the costs directly incurred by Merck Research Laboratories (MRL), the Company’s research and development division that focuses on human health-related activities, which were $2.4 billion and $2.1 billion for the first quarter of 2024 and 2023, respectively. Also included in R&D expenses are Animal Health research costs, upfront payments for collaboration and licensing agreements, charges for transactions accounted for as asset acquisitions (including the charges for the Harpoon and Imago acquisitions as noted above), and costs incurred by other divisions in support of R&D activities, including depreciation, production and general and administrative, which in the aggregate were approximately $1.6 billion and $2.2 billion for the first quarter of 2024 and 2023, respectively.
Restructuring Costs
In January 2024, the Company approved a new restructuring program (2024 Restructuring Program) intended to continue the optimization of the Company’s Human Health global manufacturing network as the future pipeline shifts to new modalities and also optimize the Animal Health global manufacturing network to improve supply reliability and increase efficiency. The actions contemplated under the 2024 Restructuring Program are expected to be substantially completed by the end of 2031, with the cumulative pretax costs to be incurred by the Company to implement the program estimated to be approximately $4.0 billion. Approximately 60% of the cumulative pretax costs will be non-cash, relating primarily to the accelerated depreciation of facilities to be closed or divested. The remainder of the costs will result in cash outlays, relating primarily to facility shut-down costs. The Company expects to record charges of approximately $800 million in 2024 related to the 2024 Restructuring Program. The Company anticipates the actions under the 2024 Restructuring Program will result in cumulative annual net cost savings of approximately $750 million by the end of 2031.
In 2019, Merck approved a global restructuring program (2019 Restructuring Program) as part of a worldwide initiative focused on optimizing the Company’s manufacturing and supply network, as well as reducing its global real estate footprint. The actions under the 2019 Restructuring Program were substantially complete at the end of 2023 and, as of January 1, 2024, any remaining activities are now being accounted for as part of the 2024 Restructuring Program.
Restructuring costs, primarily representing separation and other costs associated with these restructuring activities, were $123 million and $67 million for the first quarter of 2024 and 2023, respectively. Separation costs incurred were associated with actual headcount reductions, as well as estimated expenses under existing severance programs for involuntary headcount reductions that were probable and could be reasonably estimated. Other expenses in Restructuring costs include facility shut-down and other related costs, as well as employee-related costs such as curtailment, settlement and termination charges associated with pension and other postretirement benefit plans and share-based compensation plan costs. For segment reporting, restructuring costs are unallocated expenses.
Additional costs associated with the Company’s restructuring activities are included in Cost of sales, Selling, general and administrative expenses and Research and development costs. The Company recorded aggregate pretax costs of $246 million and $97 million in the first quarter of 2024 and 2023, respectively, related to restructuring program activities (see Note 4 to the condensed consolidated financial statements).
Other (Income) Expense, Net
Other (income) expense, net, was $33 million of income in the first quarter of 2024 compared with $89 million of expense in the first quarter of 2023. The favorability was primarily due to a $572.5 million charge in 2023 related to settlements with certain plaintiffs in the Zetia antitrust litigation (see Note 7 to the condensed consolidated financial statements), partially offset by lower income from investments in equity securities and higher interest expense in 2024.
For details on the components of Other (income) expense, net, see Note 10 to the condensed consolidated financial statements.

Segment Profits
	Three Months Ended March 31,
($ in millions)	2024	2023
Pharmaceutical segment profits	$10,904	$9,140
Animal Health segment profits	555	566
Other	(5,789)	(6,056)
Income Before Taxes	$5,670	$3,650
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
Pharmaceutical segment profits grew 19% in the first quarter of 2024 primarily due to higher sales, partially offset by higher administrative and promotional costs, as well as the unfavorable effect of foreign exchange. Animal Health segment profits declined 2% in the first quarter of 2024 reflecting higher production costs, increased administrative and promotional costs, as well as the unfavorable effect of foreign exchange.
Taxes on Income
The effective income tax rate of 15.9% for the first quarter of 2024 reflects a 1.6 percentage point unfavorable discrete impact of a charge for the acquisition of Harpoon for which no tax benefit was recognized. The effective income tax rate of 22.6% for the first quarter of 2023 reflects a 5.5 percentage point unfavorable discrete impact of a charge for the acquisition of Imago for which no tax benefit was recognized.
While many jurisdictions in which Merck operates have adopted the global minimum tax provision of the Organisation for Economic Co-operation and Development (OECD) Pillar 2, effective for tax years beginning in January 2024, the Company anticipates there will be a reduced impact to its 2024 tax rate due to the accounting for the tax effects of intercompany transactions. The Company expects the impact of the global minimum tax will increase its tax rate to a greater extent in 2025 and thereafter. Also, in the event that the provision of the Tax Cuts and Jobs Act of 2017 requiring capitalization and amortization of R&D expenses for tax purposes is repealed along the lines recently proposed in the Tax Relief for American Families and

Workers Act of 2024, the Company will again be able to realize the benefit of U.S. R&D expenses as incurred but expects no material impact to its effective income tax rate.
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
A reconciliation between GAAP financial measures and non-GAAP financial measures is as follows:

	Three Months Ended March 31,
($ in millions except per share amounts)	2024	2023
Income before taxes as reported under GAAP	$5,670	$3,650
Increase (decrease) for excluded items:
Acquisition- and divestiture-related costs	496	590
Restructuring costs	246	97
Income from investments in equity securities, net	(116)	(429)
Other items:
Charge for Zetia antitrust litigation settlements	—	573
Non-GAAP income before taxes	6,296	4,481
Income tax provision as reported under GAAP	903	825
Estimated tax benefit on excluded items (1)	109	88
Non-GAAP income tax provision	1,012	913
Non-GAAP net income	5,284	3,568
Less: Net income attributable to noncontrolling interests as reported under GAAP	5	4
Non-GAAP net income attributable to Merck & Co., Inc.	$5,279	$3,564
EPS assuming dilution as reported under GAAP (2)	$1.87	$1.11
EPS difference	0.20	0.29
Non-GAAP EPS assuming dilution (2)	$2.07	$1.40
(1)    The estimated tax impact on the excluded items is determined by applying the statutory rate of the originating territory of the non-GAAP adjustments.
(2)    GAAP and non-GAAP EPS were negatively affected in the first quarter of 2024 and 2023 by $0.26 per share and $0.52 per share, respectively, of charges for certain upfront payments related to collaborations and licensing agreements, as well as charges related to pre-approval assets obtained in transactions accounted for as asset acquisitions.
Acquisition- and Divestiture-Related Costs
Non-GAAP income and non-GAAP EPS exclude the impact of certain amounts recorded in connection with acquisitions and divestitures of businesses. These amounts include the amortization of intangible assets, as well as intangible asset impairment charges, and expense or income related to changes in the estimated fair value measurement of liabilities for contingent consideration. Also excluded are integration, transaction, and certain other costs associated with acquisitions and divestitures. Non-GAAP income and non-GAAP EPS also exclude amortization of intangible assets related to collaborations and licensing arrangements.
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
Certain Other Items
Non-GAAP income and non-GAAP EPS exclude certain other items. These items are adjusted for after evaluating them on an individual basis, considering their quantitative and qualitative aspects. Typically, these consist of items that are unusual in nature, significant to the results of a particular period or not indicative of future operating results. Excluded from non-GAAP income and non-GAAP EPS in 2023 is a charge related to settlements with certain plaintiffs in the Zetia antitrust litigation (see Note 7 to the condensed consolidated financial statements).
Research and Development Update
The Company currently has several candidates under regulatory review in the U.S. and internationally.
MK-1022, patritumab deruxtecan, a potential first-in-class HER3 directed DXd antibody drug conjugate (ADC), is under priority review by the FDA for the treatment of adult patients with locally advanced or metastatic EGFR-mutated NSCLC previously treated with two or more systemic therapies. The Biologics License Application (BLA) is based on the primary results from the HERTHENA-Lung01 pivotal Phase 2 trial and data results presented at the IASLC 2023 World Conference on Lung Cancer, which were simultaneously published in the Journal of Clinical Oncology. The FDA set a Prescription Drug User Fee Act (PDUFA), or target action, date of June 26, 2024 for the BLA. The priority review follows receipt of Breakthrough Therapy designation granted by the FDA in December 2021. The BLA is being reviewed under the Real-Time Oncology Review program. Patritumab deruxtecan (HER3-DXd) was discovered by Daiichi Sankyo and is being jointly developed by Daiichi Sankyo and Merck.
V116, the Company’s investigational 21-valent pneumococcal conjugate vaccine designed to help prevent invasive pneumococcal disease and pneumococcal pneumonia in adults, is under priority review by the FDA. The BLA for V116 is supported by results from multiple Phase 3 clinical studies evaluating V116 in both vaccine-naïve and vaccine-experienced adult patient populations, including STRIDE-3, STRIDE-4, STRIDE-5 and STRIDE-6. The FDA set a PDUFA date of June 17, 2024. V116 was granted Breakthrough Therapy designation from the FDA for the prevention of invasive pneumococcal disease and pneumococcal pneumonia caused by Streptococcus pneumoniae serotypes 3, 6A/C, 7F, 8, 9N, 10A, 11A, 12F, 15A, 15B/C, 16F, 17F, 19A, 20, 22F, 23A, 23B, 24F, 31, 33F, 35B in adults 18 years of age and older. V116 is also under review in the EU.
MK-7962, Winrevair (sotatercept-csrk), Merck’s novel activin signaling inhibitor, is under review in the EU for the treatment of adult patients with PAH (WHO Group 1). The application is based on the results from the Phase 3 STELLAR trial. Winrevair was granted Priority Medicines (PRIME) scheme and Orphan Drug designation by the European Medicines Agency for the treatment of PAH.
MK-7264, gefapixant, is a non-narcotic, oral selective P2X3 receptor antagonist for the treatment of refractory or unexplained chronic cough in adults. In December 2023, the FDA issued a second Complete Response Letter (CRL) regarding the resubmission of Merck’s New Drug Application for gefapixant. In the CRL, the FDA concluded that Merck’s application did not meet substantial evidence of effectiveness for treating refractory chronic cough and unexplained chronic cough. The CRL was not related to the safety of gefapixant. Merck is reviewing the FDA’s feedback to determine next steps.
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
Keytruda is under priority review by the FDA in combination with chemotherapy (carboplatin and paclitaxel), followed by Keytruda as a single agent for the treatment of patients with primary advanced or recurrent endometrial carcinoma, based on the KEYNOTE-868 trial. The FDA set a PDUFA date of June 21, 2024 for the supplemental BLA. KEYNOTE-868 is also under review in the EU and Japan.
In addition, Keytruda is under review in the EU and Japan in combination with Padcev (enfortumab vedotin-ejfv), an ADC, for the treatment of adult patients with locally advanced or metastatic urothelial carcinoma, based on the KEYNOTE-A39 trial that was conducted in collaboration with Seagen (now Pfizer Inc.) and Astellas.
Keytruda is also under review in the EU and Japan in combination with chemoradiotherapy for the treatment of patients with high-risk locally advanced cervical cancer, based on the KEYNOTE-A18 trial.
Keytruda is under review in Japan as part of a perioperative treatment regimen for certain patients with resectable stage II, IIIA or IIIB NSCLC based on the KEYNOTE-671 study. A perioperative treatment regimen includes treatment before surgery (neoadjuvant) and continued after surgery (adjuvant).

Additionally, Keytruda is under review in Japan in combination with fluoropyrimidine- and platinum-containing chemotherapy for the first-line treatment of patients with locally advanced unresectable or metastatic gastric or gastroesophageal junction adenocarcinoma, based on the KEYNOTE-859 trial.
Keytruda is also under review in Japan in combination with standard of care chemotherapy (gemcitabine and cisplatin) for the treatment of patients with locally advanced unresectable or metastatic biliary tract cancer, based on the KEYNOTE-966 trial.
Welireg is under review in the EU for the treatment of previously treated advanced RCC based on the LITEPARK-005 clinical trial and for the treatment of VHL disease based on the LITESPARK-004 clinical trial.
In March 2024, Merck announced that in the Phase 3 KEYLYNK-006 trial, Keytruda in combination with chemotherapy followed by Keytruda plus maintenance Lynparza did not meet the study’s pre-specified statistical criteria for overall survival or progression-free survival compared to Keytruda in combination with chemotherapy (pemetrexed plus carboplatin or cisplatin) followed by Keytruda plus maintenance chemotherapy (pemetrexed). A full evaluation of the data from this study is ongoing. Merck will work with investigators to share the results with the scientific community.
Also, the Company has discontinued development of MK-5475 in PAH but continues to study MK-5475 in PH associated with chronic obstructive pulmonary disease.
The chart below reflects the Company’s research pipeline as of May 1, 2024. Candidates shown in Phase 3 include the date such candidate entered into Phase 3 development. Candidates shown in Phase 2 include the most advanced compound with a specific mechanism or, if listed compounds have the same mechanism, they are each currently intended for commercialization in a given therapeutic area. Small molecules and biologics are given MK-number designations and vaccine candidates are given V-number designations. Except as otherwise noted, candidates in Phase 1, additional indications in the same therapeutic area (other than with respect to cancer) and additional claims, line extensions or formulations for in-line products are not shown.

Phase 2
Cancer
MK-1022 (patritumab deruxtecan)(1)
Gastric
Melanoma
MK-1308 (quavonlimab)(2)
Non-Small-Cell Lung
MK-1308A (quavonlimab+pembrolizumab)
Colorectal
MK-2140 (zilovertamab vedotin)
Hematological Malignancies
MK-2400 (ifinatamab deruxtecan)(1)
Colorectal
Small-Cell Lung
MK-2870 (sacituzumab tirumotecan)(1)(3)
Neoplasm Malignant
MK-3475 Keytruda
Advanced Solid Tumors
Prostate
MK-3475A (pembrolizumab+hyaluronidase subcutaneous)
Cutaneous Squamous Cell
MK-4280 (favezelimab)(2)
    Non-Small-Cell Lung
MK-4280A (favezelimab+pembrolizumab)
Bladder
Cutaneous Squamous Cell
Endometrial
Esophageal
Melanoma
Renal Cell
MK-5890 (boserolimab)(2)
     Neoplasm Malignant

Cancer
MK-5909 (raludotatug deruxtecan)(1)
Ovarian
MK-6482 Welireg(3)
Endometrial
Esophageal
Hepatocellular
Prostate
Rare cancers
MK-7339 Lynparza(1)(3)
Advanced Solid Tumors
MK-7684A (vibostolimab+pembrolizumab)
Biliary
Bladder
Breast
Cervical
Colorectal
Endometrial
Esophageal
Gastric
Head and Neck
Hepatocellular
Ovarian
Prostate
Renal
V940(1)(2)
Cutaneous Squamous Cell
Bladder
Renal Cell

Cancer
MK-7902 Lenvima(1)(2)
Head and Neck
Dengue Fever Virus Vaccine
V181
HIV-1 Infection
MK-8591B (islatravir+MK-8507)(4)
MK-8591D (islatravir+lenacapavir)(1)(5)
HIV-1 Prevention
MK-8527
Nonalcoholic Steatohepatitis (NASH)
MK-6024 (efinopegdutide)
Pulmonary Hypertension-Chronic Obstructive Pulmonary Disease
MK-5475
Pulmonary Hypertension Due To Left Heart Disease
MK-7962 Winrevair
Schizophrenia
MK-8189(6)
Thrombosis
MK-2060
Vitiligo
MK-6194

Phase 3 (Phase 3 entry date)	Under Review
Antiviral COVID-19
     MK-4482 Lagevrio (U.S.) (May 2021)(1)(7)
Cancer
MK-1022 (patritumab deruxtecan)(1)
     Non-Small-Cell Lung (May 2022) (EU)
MK-1026 (nemtabrutinib)
     Hematological Malignancies (March 2023)
MK-1308A (quavonlimab+pembrolizumab)
Renal Cell (April 2021)
MK-2870 (sacituzumab tirumotecan)(1)(3)
Breast (April 2024)
Endometrial (December 2023)
Non-Small-Cell Lung (November 2023)
MK-3475 Keytruda
Cutaneous Squamous Cell (August 2019) (EU)
Hepatocellular (May 2016) (EU)
Mesothelioma (May 2018)
Ovarian (December 2018)
Small-Cell Lung (May 2017)
MK-3475A (pembrolizumab+hyaluronidase subcutaneous)
Non-Small-Cell Lung (February 2023)
MK-3543 (bomedemstat)
Myeloproliferative Disorders (December 2023)
MK-4280A (favezelimab+pembrolizumab)
Colorectal (November 2021)
Hematological Malignancies (October 2022)
MK-5684 (opevesostat)(1)
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
V116 (U.S.) (EU)
Pulmonary Arterial Hypertension
MK-7962 Winrevair (EU)

Certain Supplemental Filings
Cancer
MK-3475 Keytruda
• Primary Advanced or Recurrent Endometrial Carcinoma
(KEYNOTE-868) (U.S.) (EU) (JPN)
• First-Line Locally Advanced or Metastatic Urothelial Cancer
(KEYNOTE-A39) (EU) (JPN)
• High-Risk Locally Advanced Cervical Cancer
(KEYNOTE-A18) (EU) (JPN)
• Resectable Stage II, IIIA or IIIB NSCLC
(KEYNOTE-671) (JPN)
• First-Line HER2 Negative Locally Advanced Unresectable or Metastatic Gastric Cancer
(KEYNOTE-859) (JPN)
• First-Line Locally Advanced Unresectable or Metastatic Biliary Tract Cancer
(KEYNOTE-966) (JPN)

MK-6482 Welireg
• Previously Treated Advanced Renal Cell Carcinoma
(LITESPARK-005) (EU)

Footnotes:
(1) Being developed in a collaboration.
(2) Being developed in combination with Keytruda.
(3) Being developed as monotherapy and/or in combination with Keytruda.
(4) On FDA clinical hold.
(5) On FDA partial clinical hold for higher doses than those used in current clinical trials.
(6) Phase 2b development costs are being co-funded.
(7) Available in the U.S. under Emergency Use Authorization.
(8) In December 2023, the FDA issued a CRL for the NDA for gefapixant. Merck is reviewing the FDA’s feedback to determine next steps.

Analysis of Liquidity and Capital Resources

($ in millions)	March 31, 2024	December 31, 2023
Cash and investments	$5,899	$7,345
Working capital	6,346	6,474
Total debt to total liabilities and equity	32.3%	32.9%
Cash provided by operating activities was $3.1 billion in the first three months of 2024 compared with $1.3 billion in the first three months of 2023 reflecting stronger operating performance. Cash provided by operating activities was reduced by milestone and option payments related to certain collaborations of $245 million and $115 million in the first three months of 2024 and 2023, respectively. Cash provided by operating activities continues to be the Company’s primary source of funds to finance operating needs, with excess cash generally serving as the primary source of funds to finance business development transactions, capital expenditures, dividends paid to shareholders and treasury stock purchases.
Cash used in investing activities was $1.4 billion in the first three months of 2024 compared with $2.4 billion in the first three months of 2023. The lower use of cash in investing activities was primarily due to lower cash used for acquisitions, lower purchases of securities and other investments, as well as lower capital expenditures, partially offset by higher proceeds from sales of securities and other investments.
Cash used in financing activities was $2.8 billion in the first three months of 2024 compared with $2.1 billion in the first three months of 2023. The higher use of cash in financing activities was primarily due to higher payments on debt and higher dividends paid to shareholders, partially offset by higher proceeds from the exercise of stock options and lower purchases of treasury stock.

The Company has accounts receivable factoring agreements with financial institutions in certain countries to sell accounts receivable. The Company factored $2.7 billion and $3.0 billion of accounts receivable at March 31, 2024 and December 31, 2023, respectively, under these factoring arrangements, which reduced outstanding accounts receivable. The cash received from the financial institutions is reported within operating activities in the Condensed Consolidated Statement of Cash Flows. In certain of these factoring arrangements, for ease of administration, the Company will collect customer payments related to the factored receivables, which it then remits to the financial institutions. The net cash flows relating to these collections are reported as financing activities in the Condensed Consolidated Statement of Cash Flows.
In March 2024, the Company’s $750 million, 2.90% notes matured in accordance with their terms and were repaid.
Dividends paid to stockholders were $2.0 billion and $1.9 billion for the first three months of 2024 and 2023, respectively. In November 2023, Merck’s Board of Directors declared a quarterly dividend of $0.77 per share on the Company’s outstanding common stock for the first quarter of 2024 that was paid in January 2024. In January 2024, the Board of Directors declared a quarterly dividend of $0.77 per share on the Company’s outstanding common stock for the second quarter that was paid in April 2024.
In 2018, Merck’s Board of Directors authorized purchases of up to $10 billion of Merck’s common stock for its treasury. The treasury stock purchase authorization has no time limit and will be made over time in open-market transactions, block transactions on or off an exchange, or in privately negotiated transactions. During the first three months of 2024, the Company purchased $122 million (1 million shares) of its common stock for its treasury under this program. As of March 31, 2024, the Company’s remaining share repurchase authorization was $3.6 billion.
The Company has a $6.0 billion credit facility that matures in May 2028. The facility provides backup liquidity for the Company’s commercial paper borrowing facility and is to be used for general corporate purposes. The Company has not drawn funding from this facility.
Critical Accounting Estimates
The Company’s significant accounting policies, which include management’s best estimates and judgments, are included in Note 2 to the consolidated financial statements for the year ended December 31, 2023 included in Merck’s Form 10‑K filed on February 26, 2024. A discussion of accounting estimates considered critical because of the potential for a significant impact on the financial statements due to the inherent uncertainty in such estimates are disclosed in the Critical Accounting Estimates section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Merck’s Form 10-K. There have been no significant changes in the Company’s critical accounting estimates since December 31, 2023.
Recently Issued Accounting Standards
For a discussion of recently issued accounting standards, see Note 1 to the condensed consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes in market risk exposures that affect the disclosures presented in “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in the Company’s 2023 Form 10-K filed on February 26, 2024.
Item 4. Controls and Procedures
Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures over financial reporting. Based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2024, the Company’s disclosure controls and procedures are effective. For the first quarter of 2024, there were no changes in internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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

The Company does not assume the obligation to update any forward-looking statement. One should carefully evaluate such statements in light of factors, including risk factors, described in the Company’s filings with the Securities and Exchange Commission, especially on Forms 10-K, 10-Q and 8-K. In Item 1A. “Risk Factors” of the Company’s Annual Report on Form 10‑K for the year ended December 31, 2023, filed on February 26, 2024, the Company discusses in more detail various important risk factors that could cause actual results to differ from expected or historic results. The Company notes these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. One should understand that it is not possible to predict or identify all such factors. Consequently, the reader should not consider any such list to be a complete statement of all potential risks or uncertainties.
PART II - Other Information
Item 1. Legal Proceedings
The information called for by this Item is incorporated herein by reference to Note 7 included in Part I, Item 1, Financial Statements (unaudited) — Notes to Condensed Consolidated Financial Statements.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer purchases of equity securities for the three months ended March 31, 2024 were as follows:
ISSUER PURCHASES OF EQUITY SECURITIES

				($ in millions)
Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
January 1 - January 31	147,500	$112.29	147,500	$3,684
February 1 - February 29	209,200	$127.83	209,200	$3,658
March 1 - March 31	633,971	$123.45	633,971	$3,579
Total	990,671	$122.71	990,671
(1) Shares purchased during the period were made as part of a plan approved by the Board of Directors in October 2018 to purchase up to $10 billion of Merck’s common stock for its treasury.
Item 5. Other Information
Insider Trading Arrangements
During the three months ended March 31, 2024, none of the Company’s directors or executive officers adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements.

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

MERCK & CO., INC.

Date: May 3, 2024	/s/ Jennifer Zachary
JENNIFER ZACHARY
Executive Vice President and General Counsel

Date: May 3, 2024	/s/ Dalton Smart
DALTON SMART
Senior Vice President Finance - Global Controller