Form 10-Q
period 2025-03-31
Merck & Co., Inc.
filed 2025-05-02
CIK 310158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
(Registrant’s telephone number, including area code) (732) 594-4000

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
The number of shares of common stock outstanding as of the close of business on April 30, 2025: 2,511,031,253

Part I - Financial Information
Item 1. Financial Statements
MERCK & CO., INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(Unaudited, $ in millions except per share amounts)

	Three Months Ended March 31,
	2025	2024
Sales	$15,529	$15,775
Costs, Expenses and Other
Cost of sales	3,419	3,540
Selling, general and administrative	2,552	2,483
Research and development	3,621	3,992
Restructuring costs	69	123
Other (income) expense, net	(35)	(33)
	9,626	10,105
Income Before Taxes	5,903	5,670
Taxes on Income	818	903
Net Income	5,085	4,767
Less: Net Income Attributable to Noncontrolling Interests	6	5
Net Income Attributable to Merck & Co., Inc.	$5,079	$4,762
Basic Earnings per Common Share Attributable to Merck & Co., Inc. Common Shareholders	$2.01	$1.88
Earnings per Common Share Assuming Dilution Attributable to Merck & Co., Inc. Common Shareholders	$2.01	$1.87

MERCK & CO., INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited, $ in millions)

	Three Months Ended March 31,
	2025	2024
Net Income Attributable to Merck & Co., Inc.	$5,079	$4,762
Other Comprehensive Loss Net of Taxes:
Net unrealized (loss) gain on derivatives, net of reclassifications	(217)	130
Benefit plan net (loss) gain and prior service (cost) credit, net of amortization	(18)	(5)
Cumulative translation adjustment	215	(238)
	(20)	(113)
Comprehensive Income Attributable to Merck & Co., Inc.	$5,059	$4,649
 The accompanying notes are an integral part of these condensed consolidated financial statements.

MERCK & CO., INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited, $ in millions except per share amounts)

	March 31, 2025	December 31, 2024
Assets
Current Assets
Cash and cash equivalents	$8,629	$13,242
Short-term investments	599	447
Accounts receivable (net of allowance for doubtful accounts of $93 in 2025 and $89 in 2024)	10,790	10,278
Inventories (excludes inventories of $4,556 in 2025 and $4,193 in 2024 classified in Other assets - see Note 6)	6,196	6,109
Other current assets	9,289	8,706
Total current assets	35,503	38,782
Investments	616	463
Property, Plant and Equipment, at cost, net of accumulated depreciation of $19,680 in 2025 and $19,155 in 2024	24,793	23,779
Goodwill	21,684	21,668
Other Intangibles, Net	15,758	16,370
Other Assets	16,768	16,044
	$115,122	$117,106
Liabilities and Equity
Current Liabilities
Loans payable and current portion of long-term debt	$1,360	$2,649
Trade accounts payable	3,784	4,079
Accrued and other current liabilities	12,772	15,694
Income taxes payable	5,181	3,914
Dividends payable	2,077	2,084
Total current liabilities	25,174	28,420
Long-Term Debt	33,484	34,462
Deferred Income Taxes	1,409	1,387
Other Noncurrent Liabilities	6,655	6,465
Merck & Co., Inc. Stockholders’ Equity
Common stock, $0.50 par value Authorized - 6,500,000,000 shares Issued - 3,577,103,522 shares in 2025 and 2024	1,788	1,788
Other paid-in capital	44,816	44,704
Retained earnings	66,097	63,069
Accumulated other comprehensive loss	(4,965)	(4,945)
	107,736	104,616
Less treasury stock, at cost: 1,061,021,894 shares in 2025 and 1,049,466,187 shares in 2024	59,401	58,303
Total Merck & Co., Inc. stockholders’ equity	48,335	46,313
Noncontrolling Interests	65	59
Total equity	48,400	46,372
	$115,122	$117,106
The accompanying notes are an integral part of this condensed consolidated financial statement.

MERCK & CO., INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited, $ in millions)

	Three Months Ended March 31,
	2025	2024
Cash Flows from Operating Activities
Net income	$5,085	$4,767
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization	597	473
Depreciation	502	511
Income from investments in equity securities, net	(90)	(143)
Charge for research and development asset acquisition	—	656
Deferred income taxes	(186)	(51)
Share-based compensation	195	176
Other	109	83
Net changes in assets and liabilities	(3,712)	(3,382)
Net Cash Provided by Operating Activities	2,500	3,090
Cash Flows from Investing Activities
Capital expenditures	(1,328)	(861)
Purchases of securities and other investments	(595)	(15)
Proceeds from sales of securities and other investments	456	260
Acquisition of Harpoon Therapeutics, Inc., net of cash acquired	—	(746)
Other	(20)	(14)
Net Cash Used in Investing Activities	(1,487)	(1,376)
Cash Flows from Financing Activities
Payments on debt	(2,500)	(751)
Dividends paid to stockholders	(2,050)	(1,950)
Purchases of treasury stock	(1,164)	(122)
Proceeds from exercise of stock options	19	87
Other	(60)	(78)
Net Cash Used in Financing Activities	(5,755)	(2,814)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	156	(138)
Net Decrease in Cash, Cash Equivalents and Restricted Cash	(4,586)	(1,238)
Cash, Cash Equivalents and Restricted Cash at Beginning of Year (includes restricted cash of $76 and $68 at January 1, 2025 and 2024, respectively, included in Other current assets)	13,318	6,909
Cash, Cash Equivalents and Restricted Cash at End of Period (includes restricted cash of $103 and $92 at March 31, 2025 and 2024, respectively, included in Other current assets)	$8,732	$5,671
The accompanying notes are an integral part of this condensed consolidated financial statement.

Notes to Condensed Consolidated Financial Statements (unaudited)

1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Merck & Co., Inc. (Merck or the Company) have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and disclosures required by accounting principles generally accepted in the United States (U.S.) for complete consolidated financial statements are not included herein. These interim statements should be read in conjunction with the audited financial statements and notes thereto included in Merck’s Form 10-K filed on February 25, 2025.
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
Recently Issued Accounting Standards Not Yet Adopted
In December 2023, the Financial Accounting Standards Board (FASB) issued guidance intended to improve the transparency of income tax disclosures by requiring consistent categories and disaggregation of information in the effective income tax rate reconciliation and income taxes paid disclosures by jurisdiction. The guidance also includes other amendments to improve the effectiveness of income tax disclosures by removing certain previously required disclosures. The guidance is effective for 2025 annual reporting. The guidance will result in incremental disclosures within the footnotes to the Company’s financial statements.
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
2025 Transactions
In March 2025, Merck and Jiangsu Hengrui Pharmaceuticals Co., Ltd. (Hengrui Pharma) announced that the companies have entered into an exclusive license agreement for HRS-5346, an investigational oral small molecule Lipoprotein(a) inhibitor, which is currently being evaluated in a Phase 2 clinical trial in China. Under the agreement, Hengrui Pharma granted Merck exclusive rights to develop, manufacture and commercialize HRS-5346 worldwide, excluding the Greater China region. Hengrui Pharma will receive an upfront payment of $200 million and is eligible to receive future contingent developmental milestone payments of up to $92.5 million, regulatory milestone payments of up to $177.5 million and sales-based milestone payments of up to $1.5 billion, as well as tiered royalties ranging from a mid-single-digit rate to a low-double digit rate on future net sales of HRS-5346, if approved. Closing of the proposed transaction is subject to approval under the Hart-Scott-Rodino Antitrust Improvements Act and other customary conditions. Merck expects to record a pretax charge of $200 million to Research and development expenses upon closing, which is anticipated in the second quarter of 2025.
Also in March 2025, Merck acquired the Dundalk, Ireland facility of WuXi Vaccines (a wholly owned subsidiary of WuXi Biologics), which was accounted for as an asset acquisition. Merck paid $437 million at closing which, combined with previous consideration transferred under a prior manufacturing arrangement with WuXi Vaccines related to this facility, resulted in $759 million being recorded as assets under construction within Property, Plant and Equipment. There are no future contingent payments associated with the acquisition.
2024 Transactions
In March 2024, Merck acquired Harpoon Therapeutics, Inc. (Harpoon), a clinical-stage immunotherapy company developing a novel class of T-cell engagers designed to harness the power of the body’s immune system to treat patients suffering from cancer and other diseases, for $765 million and also incurred $56 million of transaction costs. Harpoon’s lead candidate, MK-6070 (formerly HPN328), is a T-cell engager targeting delta-like ligand 3 (DLL3), an inhibitory canonical Notch ligand that is expressed at high levels in small-cell lung cancer and neuroendocrine tumors. The transaction was accounted for as an asset acquisition since MK-6070 represented substantially all of the fair value of the gross assets acquired (excluding cash and deferred income taxes). Merck recorded net assets of $165 million, as well as a charge of $656 million to Research and development expenses in the first three months of 2024 related to the transaction. There are no future contingent payments

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
associated with the acquisition. In August 2024, Merck and Daiichi Sankyo expanded their existing global co-development and co-commercialization agreement to include MK-6070. See Note 3 for more information on Merck’s collaboration with Daiichi Sankyo.
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
In the first quarter of 2025, Merck made sales-based milestone payments aggregating $700 million to AstraZeneca of which $600 million related to Lynparza and $100 million related to Koselugo (both of which had been previously accrued for). Potential future sales-based milestone payments of $2.0 billion have not yet been accrued as they are not deemed by the Company to be probable at this time. Lynparza received a regulatory approval triggering a capitalized milestone payment from Merck to AstraZeneca of $245 million in the first quarter of 2024 (which had been previously accrued for). The partners have agreed that no future regulatory milestone payments from Merck to AstraZeneca are likely under the agreement.
The intangible asset balances related to Lynparza and Koselugo (which reflect the capitalized sales-based and regulatory milestone payments attributed to each product) were $1.1 billion and $48 million, respectively, at March 31, 2025 and are included in Other Intangibles, Net. The assets are being amortized over their estimated useful lives (through 2028 for Lynparza and through 2029 for Koselugo) as supported by projected future cash flows, subject to impairment testing.
Summarized financial information related to this collaboration is as follows:

	Three Months Ended March 31,
($ in millions)	2025	2024
Alliance revenue - Lynparza	$312	$292
Alliance revenue - Koselugo	44	38
Total alliance revenue	$356	$330

Cost of sales (1)	83	82
Selling, general and administrative	32	39
Research and development	12	20

($ in millions)	March 31, 2025	December 31, 2024
Receivables from AstraZeneca included in Other current assets	$358	$424
Payables to AstraZeneca included in Accrued and other current liabilities (2)	15	713
(1)    Represents amortization of capitalized milestone payments.
(2)    Balance at December 31, 2024 includes accrued milestone payments.
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

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
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
In the second quarter of 2024, Merck made a $125 million sales-based milestone payment to Eisai (which had been previously accrued for). Potential future sales-based milestone payments of $2.3 billion have not yet been accrued as they are not deemed by the Company to be probable at this time. There are no regulatory milestone payments remaining under the agreement.
The intangible asset balance related to Lenvima (which includes capitalized sales-based and regulatory milestone payments) was $382 million at March 31, 2025 and is included in Other Intangibles, Net. The amount is being amortized over its estimated useful life through 2026 as supported by projected future cash flows, subject to impairment testing.
Summarized financial information related to this collaboration is as follows:

	Three Months Ended March 31,
($ in millions)	2025	2024
Alliance revenue - Lenvima	$258	$255

Cost of sales (1)	60	60
Selling, general and administrative	31	39
Research and development	5	8

($ in millions)	March 31, 2025	December 31, 2024
Receivables from Eisai included in Other current assets	$263	$257
(1)    Represents amortization of capitalized milestone payments.
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
The intangible asset balances related to Adempas (which includes the acquired intangible asset balance, as well as capitalized sales-based milestone payments attributed to Adempas) and Verquvo (which reflects the portion of the final sales-based milestone payment that was attributed to Verquvo) were $353 million and $42 million, respectively, at March 31, 2025 and are included in Other Intangibles, Net. The assets are being amortized over their estimated useful lives (through 2027 for Adempas and through 2031 for Verquvo) as supported by projected future cash flows, subject to impairment testing.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
Summarized financial information related to this collaboration is as follows:

	Three Months Ended March 31,
($ in millions)	2025	2024
Alliance revenue - Adempas/Verquvo	$106	$98
Net sales of Adempas recorded by Merck	68	70
Net sales of Verquvo recorded by Merck	9	5
Total sales	$183	$173

Cost of sales (1)	58	62
Selling, general and administrative	29	33
Research and development	24	28

($ in millions)	March 31, 2025	December 31, 2024
Receivables from Bayer included in Other current assets	$160	$160
Payables to Bayer included in Accrued and other current liabilities	83	82
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
Summarized financial information related to this collaboration is as follows:

	Three Months Ended March 31,
($ in millions)	2025	2024
Net sales of Lagevrio recorded by Merck	$102	$350

Cost of sales (1)	53	191
Selling, general and administrative	13	16
Research and development	8	(5)

($ in millions)	March 31, 2025	December 31, 2024
Payables to Ridgeback included in Accrued and other current liabilities (2)	$43	$68
(1)    Includes cost of products sold by Merck, Ridgeback’s share of profits, royalty expense, amortization of capitalized milestone payments and inventory reserves.
(2)    Includes accrued royalties.
Daiichi Sankyo
In October 2023, Merck and Daiichi Sankyo entered into a global development and commercialization agreement for three of Daiichi Sankyo’s DXd antibody drug conjugate (ADC) candidates: patritumab deruxtecan (HER3-DXd) (MK-1022), ifinatamab deruxtecan (I-DXd) (MK-2400) and raludotatug deruxtecan (R-DXd) (MK-5909). All three potentially first-in-class DXd ADCs are in various stages of clinical development for the treatment of multiple solid tumors both as monotherapy and/or in combination with other treatments. The companies will jointly develop and potentially commercialize these ADC candidates worldwide, except in Japan where Daiichi Sankyo will maintain exclusive rights. Daiichi Sankyo will be solely responsible for manufacturing and supply.
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

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
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
In August 2024, Merck and Daiichi Sankyo expanded their agreement to include MK-6070, an investigational delta-like ligand 3 (DLL3) targeting T-cell engager, which Merck obtained through its acquisition of Harpoon (see Note 2). The companies are planning to evaluate MK-6070 in combination with ifinatamab deruxtecan in certain patients with small-cell-lung cancer, as well as other potential combinations. Merck received an upfront cash payment of $170 million from Daiichi Sankyo (recorded within Other (income) expense, net) and has also satisfied a contingent quid obligation from the original collaboration agreement. The companies will jointly develop and commercialize MK-6070 worldwide and share research and development, as well as commercialization expenses. Research and development expenses related to MK-6070 in combination with ifinatamab deruxtecan will be shared in a manner consistent with the original agreement for ifinatamab deruxtecan. Merck will be solely responsible for manufacturing and supply of MK-6070. If approved, Merck will generally record sales for MK-6070 worldwide (Merck will be the principal on sales transactions) and the companies will equally share expenses as well as profits worldwide, except for Japan where Merck retains exclusive rights and Daiichi Sankyo will receive a 5% sales-based royalty.
Summarized financial information related to this collaboration is as follows:

	Three Months Ended March 31,
($ in millions)	2025	2024
Selling, general and administrative	$9	$3
Research and development	128	69

($ in millions)	March 31, 2025	December 31, 2024
Receivables from Daiichi Sankyo included in Other current assets	$13	$8
Payables to Daiichi Sankyo included in Accrued and other current liabilities (1)	803	817
(1) Includes accrued continuation payment.
Moderna, Inc.
In 2022, Merck exercised its option to jointly develop and commercialize intismeran autogene (V940/mRNA-4157), an investigational individualized neoantigen therapy, pursuant to the terms of an existing collaboration and license agreement with Moderna, Inc. (Moderna). Intismeran autogene is currently being evaluated in combination with Keytruda in multiple Phase 3 clinical trials. Merck and Moderna share costs and will share any profits equally under this worldwide collaboration. Merck records its share of development costs associated with the collaboration as part of Research and development expenses. Any reimbursements received from Moderna for research and development expenses are recognized as reductions to Research and development costs. Merck has also capitalized certain of the shared costs, mainly related to facility costs, which aggregated $228 million at March 31, 2025 and will be amortized over the assets’ estimated useful lives.
Summarized financial information related to this collaboration is as follows:

	Three Months Ended March 31,
($ in millions)	2025	2024
Selling, general and administrative	$6	$2
Research and development	86	69

($ in millions)	March 31, 2025	December 31, 2024
Payables to Moderna included in Accrued and other current liabilities	$37	$57
Bristol-Myers Squibb Company
Reblozyl (luspatercept-aamt) is a first-in-class erythroid maturation recombinant fusion protein that is being commercialized through a global collaboration with Bristol-Myers Squibb Company (BMS). Reblozyl is approved in the U.S., Europe and certain other markets for the treatment of anemia in certain rare blood disorders and is also being evaluated for additional indications for hematology therapies. BMS is the principal on sales transactions for Reblozyl; however, Merck co-promotes Reblozyl (and may co-promote any future products approved under this collaboration) in North America, which is

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
reimbursed by BMS. Merck receives tiered royalties ranging from 20% to 24% based on sales levels. This royalty will be reduced by 50% upon the earlier of patent expiry or generic entry on an indication-by-indication basis in each market. Additionally, Merck is eligible to receive future contingent sales-based milestone payments of up to $80 million. Alliance revenue related to this collaboration, consisting of royalties (recorded within Sales) was $119 million and $71 million in the first quarter of 2025 and 2024, respectively.
4.    Restructuring
In January 2024, the Company approved a restructuring program (2024 Restructuring Program) intended to continue the optimization of the Company’s Human Health global manufacturing network as the future pipeline shifts to new modalities and also optimize the Animal Health global manufacturing network to improve supply reliability and increase efficiency. The actions contemplated under the 2024 Restructuring Program are expected to be substantially completed by the end of 2031, with the cumulative pretax costs to be incurred by the Company to implement the program estimated to be approximately $4.0 billion. Approximately 60% of the cumulative pretax costs will be non-cash, relating primarily to the accelerated depreciation of facilities to be closed or divested. The remainder of the costs will result in cash outlays, relating primarily to facility shut-down costs. The Company recorded total pretax costs of $105 million and $246 million in the first quarter of 2025 and 2024, respectively, related to the 2024 Restructuring Program. Since inception of the 2024 Restructuring Program through March 31, 2025, Merck has incurred total cumulative pretax costs of $1.2 billion.
For segment reporting, restructuring charges are unallocated expenses.
The following tables summarize the charges related to restructuring program activities by type of cost:

	Three Months Ended March 31, 2025
($ in millions)	Accelerated Depreciation	Separation Costs	Other Exit Costs	Total
Cost of sales	$41	$—	$(5)	$36
Restructuring costs	—	1	68	69
	$41	$1	$63	$105

	Three Months Ended March 31, 2024
($ in millions)	Accelerated Depreciation	Separation Costs	Other Exit Costs	Total
Cost of sales	$65	$—	$51	$116
Selling, general and administrative	—	—	5	5
Research and development	—	—	2	2
Restructuring costs	—	92	31	123
	$65	$92	$89	$246
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
Other exit costs in 2025 and 2024 include asset impairment, facility shut-down and other related costs, as well as pretax gains and losses resulting from the sales of facilities and related assets. Additionally, other activity includes certain employee-related costs associated with pension and other postretirement benefit plans (see Note 9) and share-based compensation.
The following table summarizes the charges and spending relating to restructuring program activities for the three months ended March 31, 2025:

($ in millions)	Accelerated Depreciation	Separation Costs	Other Exit Costs	Total
Restructuring reserves January 1, 2025	$—	$564	$—	$564
Expenses	41	1	63	105
(Payments) receipts, net	—	(8)	(55)	(63)
Non-cash activity	(41)	—	(8)	(49)
Restructuring reserves March 31, 2025	$—	$557	$—	$557

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
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
The fair values of these derivative contracts are recorded as either assets (gain positions) or liabilities (loss positions) in the Condensed Consolidated Balance Sheet. Changes in the fair value of derivative contracts are recorded each period in either current earnings or Other comprehensive income (OCI), depending on whether the derivative is designated as part of a hedge transaction and, if so, the type of hedge transaction. For derivatives that are designated as cash flow hedges, the unrealized gains or losses on these contracts are recorded in Accumulated Other Comprehensive Loss (AOCL) and reclassified into Sales when the hedged anticipated revenue is recognized. The amount reclassified into earnings as a result of the discontinuation of cash flow hedges because it was no longer deemed probable the forecasted hedged transactions would occur was not material for the first quarter of 2025 or 2024. For those derivatives which are not designated as cash flow hedges, but serve as economic hedges of forecasted sales, unrealized gains or losses are recorded in Sales each period. The cash flows from both designated and non-designated contracts are reported as operating activities in the Condensed Consolidated Statement of Cash Flows. The Company does not enter into derivatives for trading or speculative purposes.
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

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
The effects of the Company’s net investment hedges on OCI and the Condensed Consolidated Statement of Income are shown below:

	Amount of Pretax Loss (Gain) Recognized in Other Comprehensive Income (1)		Amount of Pretax Gain Recognized in Other (income) expense, net for Amounts Excluded from Effectiveness Testing
	Three Months Ended March 31,		Three Months Ended March 31,
($ in millions)	2025	2024	2025	2024
Net Investment Hedging Relationships
Foreign exchange contracts	$27	$(2)	$(3)	$—
Euro-denominated notes	130	(62)	—	—
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
At March 31, 2025, the Company was a party to seven pay-floating, receive-fixed interest rate swap contracts designated as fair value hedges of a portion of fixed-rate notes as detailed in the table below.

	March 31, 2025
($ in millions)	Par Value of Debt	Number of Interest Rate Swaps Held	Total Swap Notional Amount
4.50% notes due 2033	$1,500	6	$1,500
5.00% notes due 2053	1,500	1	250
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
The table below presents the location of amounts recorded in the Condensed Consolidated Balance Sheet related to cumulative basis adjustments for fair value hedges:

	Carrying Amount of Hedged Liabilities		Cumulative Amount of Fair Value Hedging Adjustment Increase Included in the Carrying Amount
($ in millions)	March 31, 2025	December 31, 2024	March 31, 2025	December 31, 2024
Balance Sheet Caption
Long-Term Debt	$1,794	$1,509	$56	$17
Presented in the table below is the fair value of derivatives on a gross basis segregated between those derivatives that are designated as hedging instruments and those that are not designated as hedging instruments:

		March 31, 2025			December 31, 2024
		Fair Value of Derivative		U.S. Dollar Notional	Fair Value of Derivative		U.S. Dollar Notional
($ in millions)		Asset	Liability		Asset	Liability
Derivatives Designated as Hedging Instruments	Balance Sheet Caption
Interest rate swap contracts	Other Assets	$56	$—	$1,750	$17	$—	$1,500
Foreign exchange contracts	Other current assets	121	—	6,816	323	—	8,662
Foreign exchange contracts	Other Assets	45	—	2,915	66	—	2,125
Foreign exchange contracts	Accrued and other current liabilities	—	58	2,339	—	1	162
Foreign exchange contracts	Other Noncurrent Liabilities	—	1	18	—	1	16
		$222	$59	$13,838	$406	$2	$12,465
Derivatives Not Designated as Hedging Instruments	Balance Sheet Caption
Foreign exchange contracts	Other current assets	$188	$—	$13,218	$323	$—	$12,544
Foreign exchange contracts	Accrued and other current liabilities	—	209	15,304	—	343	13,551
		$188	$209	$28,522	$323	$343	$26,095
		$410	$268	$42,360	$729	$345	$38,560
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

	March 31, 2025		December 31, 2024
($ in millions)	Asset	Liability	Asset	Liability
Gross amounts recognized in the condensed consolidated balance sheet	$410	$268	$729	$345
Gross amounts subject to offset in master netting arrangements not offset in the condensed consolidated balance sheet	(239)	(239)	(299)	(299)
Cash collateral received	(23)	—	(165)	—
Net amounts	$148	$29	$265	$46
The table below provides information regarding the location and amount of pretax gains and losses of derivatives designated in fair value or cash flow hedging relationships:

	Three Months Ended March 31,
($ in millions)	2025	2024	2025	2024	2025	2024
Financial Statement Caption in which Effects of Fair Value or Cash Flow Hedges are Recorded	Sales		Other (income) expense, net (1)		Other comprehensive income (loss)
	$15,529	$15,775	$(35)	$(33)	$(20)	$(113)
Loss (gain) on fair value hedging relationships:
Interest rate swap contracts
Hedged items	—	—	38	(30)	—	—
Derivatives designated as hedging instruments	—	—	(39)	30	—	—
Impact of cash flow hedging relationships:
Foreign exchange contracts
Amount of (loss) gain recognized in OCI on derivatives	—	—	—	—	(201)	209
Increase in Sales as a result of AOCL reclassifications	74	44	—	—	(74)	(44)
(1)    Interest expense is a component of Other (income) expense, net.
The table below provides information regarding the income statement effects of derivatives not designated as hedging instruments:

		Amount of Derivative Pretax (Gain) Loss Recognized in Income
		Three Months Ended March 31,
($ in millions)		2025	2024
Derivatives Not Designated as Hedging Instruments	Income Statement Caption
Foreign exchange contracts (1)	Other (income) expense, net	$(20)	$65
Foreign exchange contracts (2)	Sales	16	(10)
(1)    These derivative contracts primarily mitigate changes in the value of remeasured foreign currency denominated monetary assets and liabilities attributable to changes in foreign currency exchange rates.
(2)    These derivative contracts serve as economic hedges of forecasted transactions.
At March 31, 2025, the Company estimates $16 million of pretax net unrealized gains on derivatives maturing within the next 12 months that hedge foreign currency denominated sales over that same period will be reclassified from AOCL to Sales. The amount ultimately reclassified to Sales may differ as foreign exchange rates change. Realized gains and losses are ultimately determined by actual foreign exchange rates at maturity.
Investments in Debt and Equity Securities
Information on investments in debt and equity securities is as follows:

	March 31, 2025				December 31, 2024
	Amortized Cost	Gross Unrealized		Fair Value	Amortized Cost	Gross Unrealized		Fair Value
($ in millions)		Gains	Losses			Gains	Losses
Commercial paper	$599	$—	$—	$599	$348	$—	$—	$348
U.S. government and agency securities	91	—	—	91	188	—	—	188
Total debt securities	$690	$—	$—	$690	$536	$—	$—	$536
Publicly traded equity securities (1)				1,033				920
Total debt and publicly traded equity securities				$1,723				$1,456
(1)    Unrealized net gains of $115 million were recorded in Other (income) expense, net in the first quarter of 2025 on equity securities still held at March 31, 2025. Unrealized net gains of $143 million were recorded in Other (income) expense, net in the first quarter 2024 on equity securities still held at March 31, 2024.
At March 31, 2025 and March 31, 2024, the Company also had $872 million and $851 million, respectively, of equity investments without readily determinable fair values included in Other Assets. The Company records unrealized gains on these equity investments based on favorable observable price changes from transactions involving similar investments of the same

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
investee and records unrealized losses based on unfavorable observable price changes, which are included in Other (income) expense, net. During the first quarter of 2025, the Company recorded unrealized losses of $11 million related to certain of these equity investments still held at March 31, 2025. During the first quarter of 2024, the Company recorded unrealized gains of $4 million and unrealized losses of $5 million related to certain of these equity investments still held at March 31, 2024. Cumulative unrealized gains and cumulative unrealized losses based on observable price changes for investments in equity investments without readily determinable fair values still held at March 31, 2025 were $309 million and $118 million, respectively.
At March 31, 2025 and March 31, 2024, the Company also had $249 million and $396 million, respectively, recorded in Other Assets for equity securities held through ownership interests in investment funds. Losses recorded in Other (income) expense, net relating to these investment funds were $23 million and $2 million for the first quarter of 2025 and 2024, respectively.
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

	Fair Value Measurements Using				Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
($ in millions)	March 31, 2025				December 31, 2024
Assets
Investments
Commercial paper	$—	$599	$—	$599	$—	$348	$—	$348
U.S. government and agency securities	—	—	—	—	—	99	—	99
Publicly traded equity securities	616	—	—	616	463	—	—	463
	616	599	—	1,215	463	447	—	910
Other assets (1)
U.S. government and agency securities	91	—	—	91	89	—	—	89
Publicly traded equity securities (2)	417	—	—	417	457	—	—	457
	508	—	—	508	546	—	—	546
Derivative assets (3)
Forward exchange contracts	—	246	—	246	—	499	—	499
Purchased currency options	—	108	—	108	—	213	—	213
Interest rate swaps	—	56	—	56	—	17	—	17
	—	410	—	410	—	729	—	729
Total assets	$1,124	$1,009	$—	$2,133	$1,009	$1,176	$—	$2,185
Liabilities
Other liabilities
Contingent consideration	$—	$—	$70	$70	$—	$—	$193	$193
Derivative liabilities (3)
Forward exchange contracts	—	252	—	252	—	338	—	338
Written currency options	—	16	—	16	—	7	—	7
	—	268	—	268	—	345	—	345
Total liabilities	$—	$268	$70	$338	$—	$345	$193	$538
(1)    Investments included in other assets are restricted as to use, including for the payment of benefits under employee benefit plans.
(2)    Includes securities with an aggregate fair value of $49 million and $81 million at March 31, 2025 and December 31, 2024, respectively, which were subject to a contractual sale restriction that expired in April 2025.
(3)    The fair value determination of derivatives includes the impact of the credit risk of counterparties to the derivatives and the Company’s own credit risk, the effects of which were not significant.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
As of March 31, 2025 and December 31, 2024, Cash and cash equivalents included $7.9 billion and $12.3 billion of cash equivalents, respectively (which would be considered Level 2 in the fair value hierarchy).
Contingent Consideration
Summarized information about the changes in the fair value of liabilities for contingent consideration associated with business combinations is as follows:

($ in millions)	2025	2024
Fair value January 1	$193	$354
Changes in estimated fair value (1)	(7)	(2)
Payments	(116)	(126)
Fair value March 31 (2)	$70	$226
(1)    Recorded in Cost of sales, Research and development expenses, and Other (income) expense, net. Includes cumulative translation adjustments.
(2)    Balance at March 31, 2025 includes $25 million of current liabilities.
The payments of contingent consideration during the first three months of 2025 and 2024 relate to the 2016 termination of the Sanofi Pasteur MSD (SPMSD) joint venture. There are no remaining contingent consideration liabilities related to the SPMSD joint venture termination.
Other Fair Value Measurements
Some of the Company’s financial instruments, such as cash and cash equivalents, receivables and payables, are reflected in the balance sheet at carrying value, which approximates fair value due to their short-term nature.
The estimated fair value of loans payable and long-term debt (including current portion) at March 31, 2025, was $30.6 billion compared with a carrying value of $34.8 billion and at December 31, 2024, was $32.6 billion compared with a carrying value of $37.1 billion. Fair value was estimated using recent observable market prices and would be considered Level 2 in the fair value hierarchy.
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
The Company has accounts receivable factoring agreements with financial institutions in certain countries to sell accounts receivable. The Company factored $1.7 billion and $2.1 billion of accounts receivable as of March 31, 2025 and December 31, 2024, respectively, under these factoring arrangements, which reduced outstanding accounts receivable. The cash received from the financial institutions is reported within operating activities in the Condensed Consolidated Statement of Cash Flows. In certain of these factoring arrangements, for ease of administration, the Company will collect customer payments related to the factored receivables, which it then remits to the financial institutions, generally within thirty days after receipt. As of March 31, 2025 and December 31, 2024, the Company had collected $39 million and $55 million, respectively, on behalf of the financial institutions, which is reflected as restricted cash in Other current assets, and the related obligation to remit the cash is recorded in Accrued and other current liabilities. The net cash flows related to these collections are reported as financing activities in the Condensed Consolidated Statement of Cash Flows. The cost of factoring such accounts receivable was de minimis.
Derivative financial instruments are executed under International Swaps and Derivatives Association master agreements. The master agreements with several of the Company’s financial institution counterparties also include credit support annexes. These annexes contain provisions that require collateral to be exchanged depending on the value of the derivative assets and liabilities, the Company’s credit rating, and the credit rating of the counterparty. Cash collateral received by the Company from various counterparties was $23 million and $165 million at March 31, 2025 and December 31, 2024, respectively. The obligation to return such collateral is recorded in Accrued and other current liabilities.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
6.    Inventories
Inventories consisted of:

($ in millions)	March 31, 2025	December 31, 2024
Finished goods	$2,129	$2,022
Raw materials and work in process	9,179	8,831
Supplies	290	289
Total	11,598	11,142
Decrease to LIFO cost	(846)	(840)
	$10,752	$10,302
Recognized as:
Inventories	$6,196	$6,109
Other Assets	4,556	4,193
Amounts recognized as Other Assets are comprised almost entirely of raw materials and work in process inventories. At March 31, 2025 and December 31, 2024, these amounts included $4.0 billion and $3.8 billion, respectively, of inventories not expected to be sold within one year. In addition, these amounts included $544 million and $412 million at March 31, 2025 and December 31, 2024, respectively, of inventories produced in preparation for product launches.
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
Product Liability Litigation
Dr. Scholl’s Foot Powder
As previously disclosed, Merck is a defendant in product liability lawsuits in the U.S. arising from consumers’ alleged exposure to talc in Dr. Scholl’s foot powder, which Merck acquired through its merger with Schering-Plough Corporation and sold as part of the divestiture of Merck’s consumer care business to Bayer in 2014. In these actions, plaintiffs allege that they were exposed to asbestos-contaminated talc and developed mesothelioma as a result. As of March 31, 2025, approximately 500 cases were pending against Merck in various state courts.
Gardasil/Gardasil 9
As previously disclosed, Merck is a defendant in product liability lawsuits in the U.S. involving Gardasil (Human Papillomavirus Quadrivalent [Types 6, 11, 16 and 18] Vaccine, Recombinant) and Gardasil 9 (Human Papillomavirus 9-valent Vaccine, Recombinant). As of March 31, 2025, approximately 245 cases were filed and pending against Merck in either federal or state court. In these actions, plaintiffs allege, among other things, that they suffered various personal injuries after vaccination with Gardasil or Gardasil 9, with postural orthostatic tachycardia syndrome (POTS) as a predominate alleged injury.
In August 2022, the U.S. Judicial Panel on Multidistrict Litigation ordered that Gardasil/Gardasil 9 product liability cases pending in federal courts nationwide be transferred to Judge Robert J. Conrad in the Western District of North Carolina for coordinated pre-trial proceedings. In February 2024, the multidistrict litigation (Gardasil MDL) was reassigned to Judge Kenneth

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
D. Bell. On March 11, 2025, the court granted Merck’s motion for summary judgment in 16 bellwether cases on implied preemption grounds; plaintiffs have filed a Notice of Appeal to the Fourth Circuit. The parties’ letter submissions on next steps in the Gardasil MDL proceeding in light of the court’s decision were submitted on April 8, 2025.
On March 21, 2025, plaintiff’s co-lead counsel in the Gardasil MDL filed a seven-plaintiff complaint in New Jersey state court. On March 24, 2025, Merck removed the case to federal court and has requested that the U.S. Judicial Panel on Multidistrict Litigation transfer the case to the Gardasil MDL. Plaintiffs have opposed transfer to the Gardasil MDL and have moved to have the case remanded to New Jersey state court.
On January 28, 2025, a trial commenced in California state court. Plaintiff claims that she suffers from POTS and fibromyalgia as a result of her Gardasil vaccinations. On February 14, 2025, after several weeks of trial and an opportunity to litigate plaintiff’s claims before a jury, plaintiff’s counsel approached Merck and proposed that the jury be discharged and the case adjourned. Merck agreed, subject to an explicit stipulation that Merck would provide no financial or other consideration in exchange for the agreement to adjourn. The case has thus been adjourned until a new trial date of September 15, 2025. Merck is vigorously defending this case and believes that evidence presented in court will show that Gardasil had no role in causing any of plaintiff’s conditions.
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
Securities Litigation
As previously disclosed, in February 2025, a putative class action was filed against Merck and certain of its officers in the U.S. District Court for the District of New Jersey purportedly on behalf of all purchasers of Merck common stock between February 2022 and February 2025. Plaintiff alleges that Merck violated federal securities laws by making materially false and misleading statements and material omissions regarding demand for Gardasil/Gardasil 9 in China. Plaintiff seeks unspecified monetary damages, pre-judgment and post-judgment interest, and fees and costs.
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
On December 30, 2024, the district court in the District of New Jersey granted in part and denied in part the motions to dismiss in the Humana and Centene cases and, on January 29, 2025, Humana and Centene filed amended complaints. On March 5, 2025, the Merck Defendants filed motions to dismiss the amended complaints. On March 24, 2025, the Merck Defendants filed a third-party complaint against AmerisourceBergen Drug Corp., AmerisourceBergen Corp., and Cencora, Inc., seeking indemnification for Humana’s direct purchaser claims.
On February 25, 2025, the district court in the District of Minnesota granted in part and denied in part the motion to dismiss in the United HealthCare case. On March 11, 2025, the Merck Defendants filed an answer and affirmative defenses in response to United HealthCare’s complaint. On March 24, 2025, the Merck Defendants filed a third-party complaint against

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
Cardinal Health, Inc., Cardinal Health 110, LLC, and Cardinal Health 112, LLC, seeking indemnification for certain of United HealthCare’s direct and indirect purchaser claims.
On March 18, 2025, the district court in the Northern District of California granted in part and denied in part the motion to dismiss in the Kaiser case. The court granted Kaiser leave to amend its complaint.
Patent Litigation
From time to time, generic and biosimilar manufacturers of pharmaceutical products file abbreviated New Drug Applications (ANDAs) and Biologics License Applications, respectively, with the U.S. Food and Drug Administration (FDA) seeking to market generic and biosimilar forms of the Company’s products prior to the expiration of relevant patents owned by the Company. To protect its patent rights, the Company may file patent infringement lawsuits against such generic and biosimilar companies. Similar lawsuits defending the Company’s patent rights may exist in other countries. The Company intends to vigorously defend its patents, which it believes are valid, against infringement by companies attempting to market products prior to the expiration of such patents. As with any litigation, there can be no assurance of the outcomes, which, if adverse, could result in significantly shortened periods of exclusivity for these products and, with respect to products acquired through acquisitions accounted for as business combinations, potentially significant intangible asset impairment charges.
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
In July 2023, the defendants filed a notice of appeal with the U.S. Court of Appeals for the Federal Circuit. Oral argument took place on February 4, 2025.
While the New Jersey action was pending, the Company settled with five generic companies providing that these generic companies can bring their generic versions of Bridion to the market in January 2026 (which may be delayed by any applicable pediatric exclusivity) or earlier under certain circumstances. The Company agreed to stay the lawsuit filed against two generic companies, which in exchange agreed to be bound by a judgment on the merits of the consolidated action in the District of New Jersey. One of the generic companies in the consolidated action requested dismissal of the action against it and the Company did not oppose this request, which was subsequently granted by the court. The Company does not expect this company to bring its generic version of Bridion to the market before July 27, 2026.
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
On March 13, 2025, the Federal Circuit affirmed the district court’s decision, holding that the patent term extension granted to the sugammadex patent covering Bridion was not invalid and that the patent is entitled to its full five-year patent term extension. The FDA has now granted Bridion six months of pediatric exclusivity. Thus, the Federal Circuit’s decision secures Bridion’s exclusivity in the U.S. through July 27, 2026.
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

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
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
Supplementary Protection Certificates (SPCs) for Janumet expired in April 2023 for the majority of European countries. Prior to expiration, generic companies sought revocation of the Janumet SPCs in a number of European countries. In February 2022, a Finnish court referred certain questions to the Court of Justice of the European Union that could impact the validity of the Janumet SPCs in Europe. A decision was rendered in December 2024. The decision provides guidance on points of law and does not directly apply to the Janumet SPCs. Thus, additional proceedings in certain countries where generic companies were prevented from launching products during the SPC period may be necessary to determine whether the SPCs are valid and if not, whether damages are appropriate. Those countries include Belgium, Czech Republic, Ireland, Finland, France, Slovakia and Switzerland. If the Janumet SPCs are ultimately upheld, the Company has reserved its rights related to the pursuit of damages for those countries where a generic launched prior to expiry of the Janumet SPC.
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
Keytruda — As previously disclosed, in November 2022, the Company filed a complaint against The Johns Hopkins University (JHU) in the U.S. District Court of Maryland. This action concerns patents emerging from a joint research collaboration between Merck and JHU regarding the use of pembrolizumab, which Merck sells under the trade name Keytruda. Merck and JHU partnered to design and conduct a clinical study administering Keytruda to cancer patients having tumors that had the genetic biomarker known as microsatellite instability-high (MSI-H). After the conclusion of the study, JHU secured U.S. patents citing the joint research study. Merck alleges that JHU has breached the collaboration agreement by filing and obtaining these patents without informing or involving Merck and then licensing the patents to others. Merck therefore brought this action for breach of contract, declaratory judgment of noninfringement, and promissory estoppel. JHU answered the complaint in April and May 2023, denying Merck’s claims, and counterclaiming for willful infringement of nine issued U.S. patents, including a demand for damages. Between November 30, 2023, and March 13, 2024, the Company filed inter partes review petitions with the United States Patent Trial and Appeal Board (PTAB), challenging the validity of all nine patents asserted in the case. Between June 2024 and October 2024, the PTAB instituted a review of all nine asserted patents. In July 2024, the district court granted Merck’s motion to stay the case in its entirety pending the outcome of the PTAB proceeding instituted in June 2024.
Subcutaneous Pembrolizumab — Halozyme, Inc. has publicly alleged that certain patents in its modified hyaluronidase (MDASE) portfolio cover the Company’s subcutaneous pembrolizumab candidate, which is currently under review by the FDA. In November 2024, the Company began filing a series of post grant review (PGR) petitions before the PTAB alleging that certain patents in the MDASE portfolio are invalid. On April 24, 2025, Halozyme, Inc. filed a complaint in the U.S. District Court for the District of New Jersey alleging that the Company’s activities related to subcutaneous pembrolizumab infringe or will

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
infringe 15 patents belonging to the MDASE portfolio, 11 of which are the subject of the Company’s already filed PGR petitions. The PTAB will likely issue a decision regarding the institution of the Company’s first filed petition in early June 2025.
Lynparza — As previously disclosed, in December 2022, AstraZeneca Pharmaceuticals LP received a Paragraph IV Certification Letter under the Hatch-Waxman Act notifying AstraZeneca that Natco Pharma Limited (Natco) has filed an application to the FDA seeking pre-patent expiry approval to sell generic versions of Lynparza (olaparib) tablet. In February 2023, AstraZeneca and the Company filed a patent infringement lawsuit in the U.S. District Court for the District of New Jersey against Natco. This lawsuit, which asserts one or more patents covering olaparib, automatically stays FDA approval of the generic application until June 2025 or until an adverse court decision, if any, whichever may occur earlier. In 2024, AstraZeneca and the Company filed additional patent infringement lawsuits in the U.S. District Court for the District of New Jersey against Natco asserting additional patents covering olaparib.
In December 2023, AstraZeneca Pharmaceuticals LP received a second Paragraph IV Certification Letter under the Hatch-Waxman Act notifying AstraZeneca that Sandoz Inc. has filed an application to the FDA seeking pre-patent expiry approval to sell generic versions of Lynparza (olaparib) tablet. In February 2024, AstraZeneca and the Company filed a patent infringement lawsuit in the U.S. District Court for the District of New Jersey against Sandoz. This lawsuit, which asserts one or more patents covering olaparib, automatically stays FDA approval of the generic application until June 2026 or until an adverse court decision, if any, whichever may occur earlier. In 2024, AstraZeneca and the Company filed additional patent infringement lawsuits in the U.S. District Court for the District of New Jersey against Sandoz asserting additional patents covering olaparib.
In May 2024, AstraZeneca Pharmaceuticals LP received a third Paragraph IV Certification Letter under the Hatch-Waxman Act notifying AstraZeneca that Cipla USA, Inc. and Cipla Limited (collectively, Cipla) filed an application to the FDA seeking pre-patent expiry approval to sell generic versions of Lynparza (olaparib) tablet. In June 2024, AstraZeneca and the Company filed a patent infringement lawsuit in the U.S. District Court for the District of New Jersey against Cipla. This lawsuit, which asserts one or more patents covering olaparib, automatically stays FDA approval of the generic application until November 2026 or until an adverse court decision, if any, whichever may occur earlier. In 2024, AstraZeneca and the Company filed additional patent infringement lawsuits in the U.S. District Court for the District of New Jersey against Cipla asserting additional patents covering olaparib.
In November 2024, AstraZeneca Pharmaceuticals LP received another Paragraph IV Certification Letter under the Hatch-Waxman Act notifying AstraZeneca that Zydus Pharmaceuticals (USA) Inc. filed an application to the FDA seeking pre-patent expiry approval to sell generic versions of Lynparza (olaparib) tablet. In November 2024, AstraZeneca and the Company filed a patent infringement lawsuit in the U.S. District Court for the District of New Jersey against Zydus. This lawsuit, which asserts one or more patents covering olaparib, automatically stays FDA approval of the generic application until May 2027 or until an adverse court decision, if any, whichever may occur earlier. In 2024, AstraZeneca and the Company filed an additional patent infringement lawsuit in the U.S. District Court for the District of New Jersey against Zydus asserting an additional patent covering olaparib.
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
Legal Defense Reserves
Legal defense costs expected to be incurred in connection with a loss contingency are accrued when probable and reasonably estimable. Some of the significant factors considered in the review of these legal defense reserves are as follows: the actual costs incurred by the Company; the development of the Company’s legal defense strategy and structure in light of the scope of its litigation; the number of cases being brought against the Company; the costs and outcomes of completed trials; and the most current information regarding anticipated timing, progression, and related costs of pre-trial activities and trials in the associated litigation. The amount of legal defense reserves as of March 31, 2025 and December 31, 2024 of approximately $230 million and $225 million, respectively, represents the Company’s best estimate of the minimum amount of defense costs to be incurred in connection with its outstanding litigation; however, events such as additional trials and other events that could arise in the course of its litigation could affect the ultimate amount of legal defense costs to be incurred by the Company. The Company will continue to monitor its legal defense costs and review the adequacy of the associated reserves and may determine to increase the reserves at any time in the future if, based upon the factors set forth, it believes it would be appropriate to do so.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
8.    Equity

	Three Months Ended March 31,
	Common Stock		Other Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Non- controlling Interests	Total
($ and shares in millions except per share amounts)	Shares	Par Value				Shares	Cost
Balance at January 1, 2024	3,577	$1,788	$44,509	$53,895	$(5,161)	1,045	$(57,450)	$54	$37,635
Net income attributable to Merck & Co., Inc.	—	—	—	4,762	—	—	—	—	4,762
Other comprehensive loss, net of taxes	—	—	—	—	(113)	—	—	—	(113)
Cash dividends declared on common stock ($0.77 per share)	—	—	—	(1,960)	—	—	—	—	(1,960)
Treasury stock shares purchased	—	—	—	—	—	1	(122)	—	(122)
Share-based compensation plans and other	—	—	89	—	—	(2)	127	1	217
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	5	5
Balance at March 31, 2024	3,577	$1,788	$44,598	$56,697	$(5,274)	1,044	$(57,445)	$60	$40,424
Balance at January 1, 2025	3,577	$1,788	$44,704	$63,069	$(4,945)	1,049	$(58,303)	$59	$46,372
Net income attributable to Merck & Co., Inc.	—	—	—	5,079	—	—	—	—	5,079
Other comprehensive loss, net of taxes	—	—	—	—	(20)	—	—	—	(20)
Cash dividends declared on common stock ($0.81 per share)	—	—	—	(2,051)	—	—	—	—	(2,051)
Treasury stock shares purchased	—	—	—	—	—	13	(1,164)	—	(1,164)
Share-based compensation plans and other	—	—	112	—	—	(1)	66	—	178
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	6	6
Balance at March 31, 2025	3,577	$1,788	$44,816	$66,097	$(4,965)	1,061	$(59,401)	$65	$48,400

9.    Pension and Other Postretirement Benefit Plans
The Company has defined benefit pension plans covering eligible employees in the U.S. and in certain of its international subsidiaries. The net periodic benefit cost (credit) of such plans consisted of the following components:

	Three Months Ended March 31,
	2025		2024
($ in millions)	U.S.	International	U.S.	International
Service cost	$89	$54	$86	$61
Interest cost	141	71	134	74
Expected return on plan assets	(210)	(143)	(207)	(139)
Amortization of unrecognized prior service credit	—	(4)	—	(3)
Net loss amortization	13	3	10	1
Termination benefits	—	—	3	—
	$33	$(19)	$26	$(6)
The Company provides medical benefits, principally to its eligible U.S. retirees and similar benefits to their dependents, through its other postretirement benefit plans. The net credit of such plans consisted of the following components:

	Three Months Ended March 31,
($ in millions)	2025	2024
Service cost	$10	$8
Interest cost	16	14
Expected return on plan assets	(14)	(20)
Amortization of unrecognized prior service credit	(10)	(11)
Net gain amortization	(10)	(12)
	$(8)	$(21)
In connection with restructuring actions (see Note 4), termination charges were recorded on pension plans related to expanded eligibility for certain employees exiting Merck.
The components of net periodic benefit cost (credit) other than the service cost component are included in Other (income) expense, net (see Note 10), with the exception of certain amounts for termination benefits which are recorded in Restructuring costs if the event giving rise to the termination benefits related to restructuring actions.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
10.    Other (Income) Expense, Net
Other (income) expense, net, consisted of:

	Three Months Ended March 31,
($ in millions)	2025	2024
Interest income	$(109)	$(73)
Interest expense	313	303
Exchange losses	90	83
Income from investments in equity securities, net (1)	(90)	(143)
Net periodic defined benefit plan (credit) cost other than service cost	(148)	(160)
Other, net	(91)	(43)
	$(35)	$(33)
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
Interest paid for the three months ended March 31, 2025 and 2024 was $233 million and $217 million, respectively.
11.    Income Taxes
The effective income tax rate of 13.9% for the first quarter of 2025 reflects the favorable impacts of geographical mix of income and expense, as well as certain discrete items.
The effective income tax rate of 15.9% for the first quarter of 2024 reflects a 1.6 percentage point unfavorable impact of a charge for the acquisition of Harpoon for which no tax benefit was recognized.
While many jurisdictions in which Merck operates have adopted the global minimum tax provision of the Organization for Economic Cooperation and Development (OECD) Pillar 2, effective for tax years beginning in January 2024, it resulted in a minimal impact to the Company’s 2024 effective income tax rate due to the accounting for the tax effects of intercompany transactions. The Company expects the impact of the global minimum tax to be approximately 2% for full year 2025.
The Internal Revenue Service (IRS) is currently conducting examinations of the Company’s tax returns for the years 2017 and 2018, including the one-time transition tax enacted under the Tax Cuts and Jobs Act of 2017 (TCJA). On April 21, 2025, Merck received Notices of Proposed Adjustment (NOPAs) that would increase the amount of the one-time transition tax on certain undistributed earnings of foreign subsidiaries by approximately $1.3 billion. In addition, the NOPAs included penalties of approximately $260 million. These amounts are exclusive of any interest that may be due. The Company disagrees with the proposed adjustments and will vigorously contest the NOPAs through all available administrative and, if necessary, judicial proceedings. It is expected to take a number of years to reach resolution of this matter. If the Company is ultimately unsuccessful in defending its position, the impact could be material to its financial statements. The statute of limitations for assessments with respect to the 2019 and 2020 federal tax return years expired in June 2024 and October 2024, respectively. The IRS is also currently conducting examinations of the Company’s tax returns for the years 2021 and 2022. In addition, various state and foreign examinations are in progress.
12.    Earnings Per Share
The calculations of earnings per share are as follows:

	Three Months Ended March 31,
($ and shares in millions except per share amounts)	2025	2024
Net Income Attributable to Merck & Co., Inc.	$5,079	$4,762
Average common shares outstanding	2,523	2,533
Common shares issuable (1)	8	11
Average common shares outstanding assuming dilution	2,531	2,544
Basic Earnings per Common Share Attributable to Merck & Co., Inc. Common Shareholders	$2.01	$1.88
Earnings per Common Share Assuming Dilution Attributable to Merck & Co., Inc. Common Shareholders	$2.01	$1.87
(1)    Issuable primarily under share-based compensation plans.
For the first quarter of 2025 and 2024, 10 million and 3 million, respectively, of common shares issuable under share-based compensation plans were excluded from the computations of earnings per common share assuming dilution because the effect would have been antidilutive.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
13.    Other Comprehensive Income (Loss)
Changes in each component of other comprehensive income (loss) are as follows:

	Three Months Ended March 31,
($ in millions)	Derivatives		Employee Benefit Plans		Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Loss
Balance January 1, 2024, net of taxes	$(24)		$(2,793)		$(2,344)	$(5,161)
Other comprehensive income (loss) before reclassification adjustments, pretax	209		5		(225)	(11)
Tax	(44)		(4)		(13)	(61)
Other comprehensive income (loss) before reclassification adjustments, net of taxes	165		1		(238)	(72)
Reclassification adjustments, pretax	(44)	(1)	(15)	(2)	—	(59)
Tax	9		9		—	18
Reclassification adjustments, net of taxes	(35)		(6)		—	(41)
Other comprehensive income (loss), net of taxes	130		(5)		(238)	(113)
Balance March 31, 2024, net of taxes	$106		$(2,798)		$(2,582)	$(5,274)
Balance January 1, 2025, net of taxes	$242		$(2,327)		$(2,860)	$(4,945)
Other comprehensive income (loss) before reclassification adjustments, pretax	(201)		(1)		200	(2)
Tax	42		—		15	57
Other comprehensive income (loss) before reclassification adjustments, net of taxes	(159)		(1)		215	55
Reclassification adjustments, pretax	(73)	(1)	(10)	(2)	—	(83)
Tax	15		(7)		—	8
Reclassification adjustments, net of taxes	(58)		(17)		—	(75)
Other comprehensive income (loss), net of taxes	(217)		(18)		215	(20)
Balance March 31, 2025, net of taxes	$25		$(2,345)		$(2,645)	$(4,965)
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

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
Sales of the Company’s products were as follows:

	Three Months Ended March 31,
	2025			2024
($ in millions)	U.S.	Int’l	Total	U.S.	Int’l	Total
Pharmaceutical:
Oncology
Keytruda	$4,308	$2,897	$7,205	$4,119	$2,828	$6,947
Alliance revenue-Lynparza (1)	145	168	312	135	157	292
Alliance revenue-Lenvima (1)	186	72	258	173	82	255
Welireg	123	15	137	77	7	85
Alliance revenue-Reblozyl (2)	101	18	119	58	12	71
Vaccines
Gardasil/Gardasil 9	536	790	1,327	488	1,761	2,249
ProQuad/M-M-R II/Varivax	423	116	539	438	133	570
Vaxneuvance	139	92	230	161	58	219
RotaTeq	164	64	228	149	67	216
Capvaxive	106	1	107	—	—	—
Pneumovax 23	(2)	42	41	6	55	61
Hospital Acute Care
Bridion	378	63	441	329	111	440
Prevymis	102	106	208	74	100	174
Dificid	72	11	83	68	5	73
Zerbaxa	42	28	70	33	23	56
Cardiovascular
Winrevair	268	12	280	—	—	—
Alliance revenue-Adempas/Verquvo (3)	97	9	106	90	8	98
Adempas	—	68	68	—	70	70
Virology
Lagevrio	35	67	102	45	305	350
Isentress/Isentress HD	51	39	90	50	61	111
Delstrigo	15	52	67	12	44	56
Pifeltro	32	13	45	29	13	42
Neuroscience
Belsomra	13	37	50	15	32	46
Immunology
Simponi	—	—	—	—	184	184
Remicade	—	—	—	—	39	39
Diabetes
Januvia	344	204	549	183	236	419
Janumet	65	182	247	39	212	251
Other pharmaceutical (4)	184	545	729	165	467	632
Total Pharmaceutical segment sales	7,927	5,711	13,638	6,936	7,070	14,006
Animal Health:
Livestock	194	730	924	166	683	850
Companion Animal	308	356	664	308	354	661
Total Animal Health segment sales	502	1,086	1,588	474	1,037	1,511
Total segment sales	8,429	6,797	15,226	7,410	8,107	15,517
Other (5)	93	210	303	68	190	258
	$8,522	$7,007	$15,529	$7,478	$8,297	$15,775
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
(5)    Other is primarily comprised of miscellaneous corporate revenue, including revenue hedging activities which increased sales by $58 million and $54 million for the three months ended March 31, 2025 and 2024, respectively, as well as revenue from third-party manufacturing arrangements (including sales to Organon & Co.). Other for the three months ended March 31, 2025 and 2024 also includes $95 million and $61 million, respectively, related to upfront and milestone payments received by Merck for out-licensing arrangements.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
Product sales are recorded net of the provision for discounts, including chargebacks, which are customer discounts that occur when a contracted customer purchases through an intermediary wholesale purchaser, and rebates that are owed based upon definitive contractual agreements or legal requirements with private sector and public sector (Medicaid and Medicare Part D) benefit providers, after the final dispensing of the product by a pharmacy to a benefit plan participant. These discounts, in the aggregate, reduced U.S. sales by $2.1 billion and $3.2 billion for the three months ended March 31, 2025 and 2024, respectively.
Consolidated sales by geographic area where derived are as follows:

	Three Months Ended March 31,
($ in millions)	2025	2024
United States	$8,522	$7,478
Europe, Middle East and Africa	3,454	3,563
Latin America	792	796
China	702	1,772
Asia Pacific (other than China and Japan)	689	724
Japan	669	821
Other	701	621
	$15,529	$15,775
A reconciliation of segment profits to Income Before Taxes is as follows:

	Three Months Ended March 31,
	2025			2024
($ in millions)	Pharmaceutical	Animal Health	Total	Pharmaceutical	Animal Health	Total
Segment sales	$13,638	$1,588	$15,226	$14,006	$1,511	$15,517
Less segment costs: (1)
Cost of sales	1,573	600		1,706	613
Selling, general and administrative	1,402	260		1,429	252
Research and development (2)	—	95		—	90
Other segment items (3)	(49)	(1)		(33)	1
Total segment profits	10,712	634	11,346	10,904	555	11,459
Other profits			202			146
Unallocated:
Interest income			109			73
Interest expense			(313)			(303)
Amortization			(597)			(473)
Depreciation			(441)			(452)
Research and development			(3,477)			(3,851)
Restructuring costs			(69)			(123)
Other unallocated, net			(857)			(806)
			$5,903			$5,670
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

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
Other unallocated, net, includes expenses from corporate and manufacturing cost centers, intangible asset impairment charges, gains or losses on sales of businesses, expense or income related to changes in the estimated fair value measurement of liabilities for contingent consideration, and other miscellaneous income or expense items.
Equity income from affiliates and depreciation included in segment profits is as follows:

	Three Months Ended March 31,
	2025			2024
($ in millions)	Pharmaceutical	Animal Health	Total	Pharmaceutical	Animal Health	Total
Equity income from affiliates	$58	$—	$58	$48	$—	$48
Depreciation	1	60	61	1	58	59
Property, plant and equipment, net, by geographic area where located is as follows:

($ in millions)	March 31, 2025	December 31, 2024
United States	$14,891	$14,724
Europe, Middle East and Africa	8,402	7,548
Asia Pacific (other than China and Japan)	973	982
China	198	202
Japan	145	143
Latin America	135	133
Other	49	47
	$24,793	$23,779
The Company does not disaggregate assets on a products and services basis for internal management reporting and, therefore, such information is not presented.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Business Development Transactions
Below is a summary of significant business development activity thus far in 2025.
In March 2025, Merck and Jiangsu Hengrui Pharmaceuticals Co., Ltd. (Hengrui Pharma) announced that the companies have entered into an exclusive license agreement for HRS-5346, an investigational oral small molecule Lipoprotein(a) inhibitor, which is currently being evaluated in a Phase 2 clinical trial in China. Under the agreement, Hengrui Pharma granted Merck exclusive rights to develop, manufacture and commercialize HRS-5346 worldwide, excluding the Greater China region. Hengrui Pharma will receive an upfront payment of $200 million and is eligible to receive future contingent payments associated with certain developmental, regulatory and sales-based milestones, as well as tiered royalties on future net sales of HRS-5346, if approved. Closing of the proposed transaction is subject to approval under the Hart-Scott-Rodino Antitrust Improvements Act and other customary conditions. Merck expects to record a pretax charge of $200 million to Research and development expenses, or approximately $0.06 per share, upon closing, which is anticipated in the second quarter of 2025.
Also in March 2025, Merck acquired the Dundalk, Ireland facility of WuXi Vaccines (a wholly owned subsidiary of WuXi Biologics), which was accounted for as an asset acquisition. Merck paid $437 million at closing which, combined with previous consideration transferred under a prior manufacturing arrangement with WuXi Vaccines related to this facility, resulted in $759 million being recorded as assets under construction within Property, Plant and Equipment. There are no future contingent payments associated with the acquisition.
Pricing and Tariffs
Global efforts toward health care cost containment continue to exert pressure on product pricing and market access worldwide. Changes to the U.S. health care system as part of health care reform, as well as increased purchasing power of entities that negotiate on behalf of Medicare, Medicaid, and private sector beneficiaries, have contributed to pricing pressure. In 2021, the U.S. Congress passed the American Rescue Plan Act, which included a provision that eliminated the statutory cap on rebates drug manufacturers pay to Medicaid beginning in January 2024. As a result of this provision, the Company paid state Medicaid programs more in rebates than it received on Medicaid sales of Januvia (sitagliptin), Janumet (sitagliptin and metformin HCl) and Janumet XR (sitagliptin and metformin HCl extended release) in 2024. In 2022, the U.S. Congress passed the Inflation Reduction Act (IRA), which made significant changes to how drugs are covered and paid for under the Medicare program, including the creation of financial penalties for drugs whose prices rise faster than the rate of inflation, redesign of the Medicare Part D program to require manufacturers to bear more of the liability for certain drug benefits (which has taken effect in 2025), and government price-setting for certain Medicare Part D drugs (starting in 2026) and Medicare Part B drugs (starting in 2028). Government price setting may also impact pricing in the private market negatively affecting the Company’s performance. In 2023, the U.S. Department of Health and Human Services (HHS), through the Centers for Medicare & Medicaid Services (CMS), selected Januvia for the first year of the IRA’s “Drug Price Negotiation Program” (Program). Pursuant to the IRA’s Program, a government price was set for Januvia, which will become effective on January 1, 2026. In January 2025, the U.S. Department of HHS, through the CMS, announced that Janumet and Janumet XR would be in included in the second year of the IRA’s Program, with government price setting to become effective on January 1, 2027. The Company has sued the U.S. government regarding the IRA’s Program. Additionally, increased utilization of the 340B Federal Drug Discount Program and restrictions on the Company’s ability to identify inappropriate discounts are having a negative impact on Company performance. Furthermore, the Executive Branch and Congress continue to discuss legislation designed to control health care costs, including the cost of drugs. In several international markets, government-mandated pricing actions have reduced prices of generic and patented drugs. In addition, the Company’s sales performance in the first three months of 2025 was negatively affected by other cost-reduction measures taken by governments and other third parties to lower health care costs. The Company anticipates all of these actions and additional actions in the future will continue to negatively affect sales and profits.
The U.S. government has implemented tariffs on certain foreign imports into the U.S. The impact of the tariffs on Merck’s business depends on a number of factors including the duration, scope and amount of the tariffs, as well as the extent of any measures that have been or will be taken by any affected countries, including tariffs imposed by foreign governments. At this time, the Company anticipates that tariffs implemented to date will result in approximately $200 million of additional expenses in 2025 (which will be primarily reflected within Cost of sales) the vast majority of which relate to China, largely related to the importation of products into China. However, future changes to tariffs could have a further adverse effect on the Company’s business. In particular, the U.S. government has indicated that it intends to impose tariffs on pharmaceutical products, although the specific amount and timing of any such future tariffs has not been provided.
Operating Results
Sales

	Three Months Ended March 31,			% Change Excluding Foreign Exchange
($ in millions)	2025	2024	% Change
United States	$8,522	$7,478	14%	14%
International	7,007	8,297	(16)%	(11)%
Total	$15,529	$15,775	(2)%	1%

Worldwide sales were $15.5 billion in the first quarter of 2025, a decrease of 2% compared with the first quarter of 2024, reflecting declines in vaccines, virology and immunology, partially offset by growth in oncology, cardiovascular, diabetes and animal health. The decline in vaccines was primarily due to lower combined Gardasil (Human Papillomavirus Quadrivalent [Types 6, 11, 16 and 18] Vaccine and Recombinant)/Gardasil 9 (Human Papillomavirus 9-valent Vaccine, Recombinant) sales, partially offset by the U.S. launch of Capvaxive (Pneumococcal 21-valent Conjugate Vaccine). The decline in virology was primarily due to lower sales of Lagevrio (molnupiravir) and the decline in immunology resulted from the transfer of marketing rights for Remicade and Simponi back to Johnson & Johnson on October 1, 2024. Growth in the oncology franchise was largely due to the performance of Keytruda (pembrolizumab) and Welireg (belzutifan), growth in the cardiovascular franchise was largely attributable to the ongoing launch of Winrevair (sotatercept-csrk), and the increase in diabetes was due to Januvia.
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
Pharmaceutical Segment
Oncology

	Three Months Ended March 31,			% Change Excluding Foreign Exchange
($ in millions)	2025	2024	% Change
Keytruda	$7,205	$6,947	4%	6%
Alliance Revenue - Lynparza (1)	312	292	7%	8%
Alliance Revenue - Lenvima (1)	258	255	1%	2%
Welireg	137	85	62%	63%
Alliance Revenue - Reblozyl (2)	119	71	68%	68%
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
Global sales of Keytruda grew 4% in the first quarter of 2025. Keytruda sales growth in the U.S. reflects higher demand and pricing, partially offset by an approximate $250 million negative impact due to the timing of wholesaler purchases. Demand was driven by increased utilization across earlier-stage indications, including in certain types of high-risk early-stage triple-negative breast cancer (TNBC), renal cell carcinoma (RCC), and non-small-cell lung cancer (NSCLC), as well as higher demand across the multiple approved metastatic indications, in particular for the treatment of certain types of urothelial and endometrial cancers. Keytruda sales growth in international markets reflects higher demand predominately for the TNBC, NSCLC and RCC earlier-stage indications, as well as uptake in gastric, urothelial, and cervical cancer metastatic indications. The 2025 launch and reimbursement of new indications for Keytruda in the EU is having a negative impact on pricing in those markets.
Keytruda has received the following regulatory approvals thus far in 2025.

Date	Approval
January 2025
China’s National Medical Products Administration (NMPA) approval in combination with Padcev (enfortumab vedotin-ejfv), an antibody-drug conjugate, for the treatment of adults with locally advanced or metastatic urothelial carcinoma, based on the KEYNOTE-A39 trial that was conducted in collaboration with Seagen (now Pfizer Inc.) and Astellas.

April 2025
European Commission (EC) approval in combination with pemetrexed and platinum chemotherapy for the first-line treatment of adult patients with unresectable non epithelioid malignant pleural mesothelioma, based on the IND.227/KEYNOTE-483 trial.

The Company is a party to license agreements pursuant to which the Company pays royalties on net sales of Keytruda. Under the terms of the more significant of these agreements, Merck pays a royalty of 2.5% on worldwide net sales of Keytruda; this royalty expires on December 31, 2026. The Company pays an additional 2% royalty on worldwide net sales of Keytruda to another third party, the termination date of which varies by country; this royalty expired in the U.S. in September 2024 and will expire on varying dates in major European markets in the second half of 2025. The royalty expenses are included in Cost of sales.
Lynparza (olaparib) is an oral poly (ADP-ribose) polymerase (PARP) inhibitor being developed and commercialized as part of a collaboration with AstraZeneca PLC (AstraZeneca) (see Note 3 to the condensed consolidated financial statements). Lynparza is approved for the treatment of certain types of advanced or recurrent ovarian, early or metastatic breast, metastatic pancreatic and metastatic castration-resistant prostate cancers. Alliance revenue related to Lynparza increased 7% in the first quarter of 2025 primarily due to higher demand in the U.S. and certain international markets. In January 2025, China’s NMPA approved Lynparza as adjuvant treatment for adult patients with germline BRCA-mutated, human epidermal growth factor receptor 2 (HER2)-negative high-risk early breast cancer, based on the OlympiA trial.
Lenvima (lenvatinib) is an oral receptor tyrosine kinase inhibitor being developed and commercialized as part of a collaboration with Eisai Co., Ltd. (Eisai) (see Note 3 to the condensed consolidated financial statements). Lenvima is approved for the treatment of certain types of thyroid cancer, RCC, hepatocellular carcinoma, in combination with everolimus for certain patients with advanced RCC, and in combination with Keytruda for certain patients with advanced endometrial carcinoma or advanced RCC. Alliance revenue related to Lenvima increased 1% in the first quarter of 2025 primarily reflecting higher demand in the U.S.
Sales of Welireg, for the treatment of adult patients with certain von Hippel-Lindau (VHL) disease-associated tumors and certain adult patients with previously treated advanced RCC, rose 62% in the first quarter of 2025. Sales growth was primarily due to higher demand in the U.S. reflecting in part continued uptake of the RCC indication following approval by the U.S. Food and Drug Administration (FDA) in 2023. In February 2025, the EC conditionally approved Welireg as monotherapy both for the treatment of adult patients with VHL disease who require therapy for associated, localized RCC, central nervous system hemangioblastomas, or pancreatic neuroendocrine tumors, and for whom localized procedures are unsuitable, and for the treatment of adult patients with advanced clear cell RCC that progressed following two or more lines of therapy that included a PD-1 or PD-L1 inhibitor and at least two vascular endothelial growth factor targeted therapies. The EC approval of these two indications is based on results from the LITESPARK-004 and LITESPARK-005 trials. The conditional approval of Welireg will be valid for one year, subject to yearly renewal, pending certain additional clinical data. Timing for commercial availability of Welireg in individual EU countries will depend on multiple factors, including the completion of national reimbursement procedures.
Reblozyl (luspatercept-aamt) is a first-in-class erythroid maturation recombinant fusion protein that is being commercialized through a global collaboration with Bristol-Myers Squibb Company (BMS) (see Note 3 to the condensed consolidated financial statements). Reblozyl is approved for the treatment of anemia in certain rare blood disorders. Alliance revenue related to this collaboration (consisting of royalties) increased 68% in the first quarter of 2025 primarily due to strong underlying sales performance, as well a favorable true-up of the previous quarter’s estimated royalty amount.
Vaccines

	Three Months Ended March 31,			% Change Excluding Foreign Exchange
($ in millions)	2025	2024	% Change
Gardasil/Gardasil 9	$1,327	$2,249	(41)%	(40)%
ProQuad	121	204	(41)%	(40)%
M-M-R II	168	104	62%	63%
Varivax	249	262	(5)%	(4)%
Vaxneuvance	230	219	5%	7%
Capvaxive	107	—	—	—
Combined worldwide sales of Gardasil and Gardasil 9, vaccines to help prevent certain cancers and other diseases caused by certain types of human papillomavirus (HPV), declined 41% in the first quarter of 2025 primarily driven by lower demand in China, partially offset by higher demand in most other international markets, particularly in Japan due to a national catch-up immunization program, and by higher pricing and demand in the U.S. Demand in Japan is expected to decline significantly in future periods given that the last date to initiate the first dose in the national immunization program catch-up cohort was March 2025. Beginning in mid-2024, the Company observed a significant decline in shipments from its distributor and commercialization partner in China, Chongqing Zhifei Biological Products Co., Ltd. (Zhifei), to disease and control prevention institutions and correspondingly into the points of vaccination compared with prior quarters of 2024, resulting in above normal inventory levels at Zhifei. Accordingly, the Company shipped less than its contracted doses to Zhifei in the latter part of 2024. Lower demand in China persisted and, at the end of 2024, overall channel inventory levels in China remained elevated at above normal levels. Therefore, the Company made a decision to temporarily pause shipments to China beginning in February 2025 through at least the middle of the year and, as a result, combined sales of Gardasil/Gardasil 9 will decline significantly in 2025 compared with 2024. In January 2025, China’s NMPA approved Gardasil for use in males 9-26 years of age to help prevent certain HPV-related cancers and diseases. In April 2025, China’s NMPA approved Gardasil 9 for use in males 16-26 years of age to help prevent certain HPV-related cancers and diseases.
Gardasil 9 is currently indicated in the U.S. for a two-dose regimen in adolescents aged 9-14 and a three-dose regimen for those aged 15-45. The U.S. Centers for Disease Control and Prevention’s (CDC) Advisory Committee on Immunization Practices (ACIP) has stated that at its meeting in June 2025 it intends to discuss and, potentially, vote on a change to the dose recommendation, which could include a reduction in the number of recommended doses.
The Company is a party to license agreements pursuant to which the Company pays royalties on sales of Gardasil/Gardasil 9. Under the terms of the more significant of these agreements, Merck pays a 7% royalty on net sales of Gardasil/Gardasil 9 in the U.S.; this royalty expires in December 2028. The royalty expenses are included in Cost of sales.

Global sales of ProQuad (Measles, Mumps, Rubella and Varicella Virus Vaccine Live), a pediatric combination vaccine to help protect against measles, mumps, rubella and varicella, declined 41% in the first quarter of 2025. As a result of manufacturing delays, in January 2025, the Company borrowed doses of ProQuad from the CDC Pediatric Vaccine Stockpile. The borrowing reduced sales of ProQuad in the first quarter of 2025 by approximately $70 million. These doses are being used to support routine vaccination in the U.S. Worldwide sales of M-M-R II (Measles, Mumps and Rubella Virus Vaccine Live), a vaccine to help protect against measles, mumps and rubella, grew 62% in the first quarter of 2025 primarily due to higher sales in the U.S. largely reflecting private sector buy-in due to measles outbreaks, as well as higher pricing. Global sales of Varivax (Varicella Virus Vaccine Live), a vaccine to help prevent chickenpox (varicella), declined 5% in the first quarter of 2025 primarily due to lower demand in the U.S. and declines in certain international markets, partially offset by higher pricing in the U.S. The Company has experienced manufacturing delays related to ProQuad and Varivax. As a result, the Company anticipates that some international markets will experience supply constraints during 2025.
Worldwide sales of Vaxneuvance (Pneumococcal 15-valent Conjugate Vaccine), a vaccine to help protect against invasive pneumococcal disease caused by certain serotypes, grew 5% in the first quarter of 2025 primarily due to continued uptake following launches in the pediatric indication in Europe and certain countries in the Asia Pacific region, partially offset by lower demand in the U.S. due to competitive pressure. Merck is a party to license agreements pursuant to which the Company pays royalties on sales of Vaxneuvance. Under the terms of the most significant of these agreements, Merck pays a royalty of 7.25% on net sales of Vaxneuvance through 2026; this royalty will decline to 2.5% on net sales from 2027 through 2035. The royalty expenses are included in Cost of sales.
Sales of Capvaxive were $107 million in the first quarter of 2025 due to continued uptake following launch in the U.S. in the third quarter of 2024. In June 2024, the FDA approved Capvaxive for the prevention of invasive pneumococcal disease and pneumococcal pneumonia caused by certain serotypes in individuals 18 years of age and older. In March 2025, the EC approved Capvaxive. The timing of availability of Capvaxive in individual EU countries will depend on multiple factors including the completion of reimbursement procedures. The FDA and EC approvals were supported by results from the STRIDE clinical program, which evaluated Capvaxive in both vaccine-naïve and vaccine-experienced adult patient populations. Merck is a party to certain third-party license agreements pursuant to which the Company pays royalties on sales of Capvaxive. Under the terms of the most significant of these agreements, Merck pays a royalty of 7.25% on net sales of Capvaxive through 2026; this royalty will decline to 2.5% on net sales from 2027 through 2035. The royalty expenses are included in Cost of sales.
Hospital Acute Care

	Three Months Ended March 31,			% Change Excluding Foreign Exchange
($ in millions)	2025	2024	% Change
Bridion	$441	$440	—%	1%
Prevymis	208	174	19%	22%
Worldwide sales of Bridion (sugammadex), for the reversal of two types of neuromuscular blocking agents used during surgery, were nearly flat in the first quarter of 2025 as higher demand and pricing in the U.S. was offset by lower demand in several international markets due to generic competition, particularly in Japan and the EU. The patents that provided market exclusivity for Bridion in the EU and Japan expired in July 2023 and January 2024, respectively. Accordingly, the Company is experiencing sales declines of Bridion in these markets and expects the declines to continue.
Worldwide sales of Prevymis (letermovir), a medicine for prophylaxis (prevention) of cytomegalovirus (CMV) infection and disease in certain high risk adult and pediatric recipients of an allogenic hematopoietic stem cell transplant and for prophylaxis of CMV disease in certain high risk adult and pediatric recipients of a kidney transplant, grew 19% in the first quarter of 2025 largely due to higher demand in the U.S.
Cardiovascular

	Three Months Ended March 31,			% Change Excluding Foreign Exchange
($ in millions)	2025	2024	% Change
Winrevair	$280	$—	—	—
Alliance Revenue - Adempas/Verquvo (1)	106	98	8%	8%
Adempas	68	70	(3)%	1%
(1) Alliance revenue for Adempas and Verquvo represents Merck’s share of profits from sales in Bayer’s marketing territories, which are product sales net of cost of sales and commercialization costs (see Note 3 to the condensed consolidated financial statements).
Sales of Winrevair were $280 million in the first quarter of 2025 primarily reflecting continued uptake in the U.S. since launch in the second quarter of 2024. In March 2024, the FDA approved Winrevair for the treatment of adults with pulmonary arterial hypertension (PAH) (World Health Organization [WHO] Group 1) to increase exercise capacity, improve WHO functional class (FC), and reduce the risk of clinical worsening events. In August 2024, the EC approved Winrevair, in combination with other PAH therapies, for the treatment of PAH in adult patients with WHO FC II to III, to improve exercise capacity. The FDA and EC approvals were based on the STELLAR trial. Winrevair has since launched in certain international markets, including certain markets in the EU. Timing for commercial availability of Winrevair in the remaining EU countries will depend on multiple factors, including the completion of national reimbursement procedures, which is expected to occur in the second half of 2025. Winrevair is the subject of a licensing agreement pursuant to which Merck pays a 22% royalty on net sales of Winrevair to BMS. The royalty expenses are included in Cost of sales.
Adempas (riociguat) and Verquvo (vericiguat) are part of a worldwide collaboration with Bayer AG (Bayer) to market and develop soluble guanylate cyclase (sGC) modulators (see Note 3 to the condensed consolidated financial statements). Adempas is approved for the treatment of certain types of PAH and chronic pulmonary hypertension. Verquvo is approved to reduce the risk of cardiovascular death and heart failure hospitalization following a hospitalization for heart failure or need for outpatient intravenous diuretics in adults with symptomatic chronic heart failure and reduced ejection fraction. Alliance revenue from the collaboration grew 8% in the first quarter of 2025 primarily reflecting higher demand in Bayer’s marketing territories. Revenue also includes sales of Adempas and Verquvo in Merck’s marketing territories. Sales of Adempas in Merck’s marketing territories were nearly flat in the first quarter of 2025.
Virology

	Three Months Ended March 31,			% Change Excluding Foreign Exchange
($ in millions)	2025	2024	% Change
Lagevrio	$102	$350	(71)%	(69)%
Lagevrio is an investigational oral antiviral COVID-19 medicine being developed in a collaboration with Ridgeback Biotherapeutics LP (Ridgeback) (see Note 3 to the condensed consolidated financial statements). Sales of Lagevrio declined 71% in the first quarter of 2025 primarily due to lower demand in several markets in the Asia Pacific region, particularly in Japan.
Immunology

	Three Months Ended March 31,			% Change Excluding Foreign Exchange
($ in millions)	2025	2024	% Change
Simponi	$—	$184	(100)%	(100)%
Remicade	—	39	(100)%	(100)%
Simponi (golimumab) and Remicade (infliximab) are treatments for certain inflammatory diseases that the Company marketed in Europe, Russia and Türkiye. The Company’s marketing rights with respect to these products reverted to Johnson & Johnson on October 1, 2024, subsequent to which the Company is no longer recognizing sales of these products.
Diabetes

	Three Months Ended March 31,			% Change Excluding Foreign Exchange
($ in millions)	2025	2024	% Change
Januvia/Janumet	$796	$670	19%	21%
Worldwide combined sales of Januvia and Janumet, medicines that help lower blood sugar levels in adults with type 2 diabetes, increased 19% in the first quarter of 2025 primarily due to higher net pricing in the U.S., including a favorable true-up to customer discounts, partially offset by the ongoing impact of the loss of exclusivity in most international markets, as well as continuing volume declines in the U.S. due to competitive pressure.
The American Rescue Plan Act enacted in the U.S. in 2021 included a provision that eliminated the statutory cap on rebates drug manufacturers pay to Medicaid beginning in January 2024. As a result of this provision, the Company paid state Medicaid programs more in rebates than it received on Medicaid sales of Januvia, Janumet and Janumet XR in 2024. In early 2025, Merck lowered the list price of the Januvia family of products to more closely align them with net prices. The lower list price has reduced the rebate amount Merck pays to Medicaid, resulting in higher realized net pricing. The Company expects higher U.S. net sales of these products for full year 2025 compared with full year 2024.
While the key U.S. patent for Januvia, Janumet and Janumet XR claiming the sitagliptin compound expired in January 2023, as a result of favorable court rulings and settlement agreements related to a later expiring patent directed to the specific sitagliptin salt form of the products (see Note 7 to the condensed consolidated financial statements), the Company expects that Januvia and Janumet will not lose market exclusivity in the U.S. until May 2026 and Janumet XR will not lose market exclusivity in the U.S. until July 2026, although a non-automatically substitutable form of sitagliptin that differs from the form in the Company’s sitagliptin products has been approved by the FDA. Additionally, in 2023, the U.S. Department of HHS, through the CMS, announced that Januvia would be included in the first year of the IRA’s Program. Pursuant to the IRA’s Program, a government price was set for Januvia, which will become effective on January 1, 2026. Also, in January 2025, the U.S. Department of HHS, through the CMS, announced that Janumet and Janumet XR would be in included in the second year of the IRA’s Program, with government price setting to become effective on January 1, 2027. The Company has sued the U.S. government regarding the IRA’s Program. As a result of the anticipated patent expiries in 2026, the government price setting in 2026 and 2027 noted above, as well as ongoing competitive pressure, the Company anticipates significant sales declines for Januvia, Janumet and Janumet XR in the U.S. in 2026 and thereafter.

Animal Health Segment

	Three Months Ended March 31,			% Change Excluding Foreign Exchange
($ in millions)	2025	2024	% Change
Livestock	$924	$850	9%	16%
Companion Animal	664	661	—%	3%
	$1,588	$1,511	5%	10%
Sales of livestock products grew 9% in the first quarter of 2025 primarily due to higher demand across all species, a benefit from the timing of ruminant product sales, as well as the inclusion of sales from the July 2024 acquisition of the aqua business of Elanco Animal Health Incorporated.
Sales of companion animal products were essentially flat in the first quarter of 2025. Sales of the Bravecto (fluralaner) line of products were $327 million for the first quarter of 2025, representing a decline of 1% compared with the corresponding prior year period, or growth of 2% excluding the unfavorable effect of foreign exchange.
Costs, Expenses and Other

	Three Months Ended March 31,
($ in millions)	2025	2024	% Change
Cost of sales	$3,419	$3,540	(3)%
Selling, general and administrative	2,552	2,483	3%
Research and development	3,621	3,992	(9)%
Restructuring costs	69	123	(44)%
Other (income) expense, net	(35)	(33)	6%
	$9,626	$10,105	(5)%
Cost of Sales
Cost of sales declined 3% in the first quarter of 2025. Cost of sales includes the amortization of intangible assets recorded in connection with acquisitions, collaborations, and licensing arrangements, which totaled $620 million and $462 million in the first quarter of 2025 and 2024, respectively. Also included in Cost of sales are expenses associated with restructuring activities, which amounted to $36 million and $116 million in the first quarter of 2025 and 2024, respectively, primarily reflecting accelerated depreciation and asset impairment charges related to the planned sale or closure of manufacturing facilities. Separation costs associated with manufacturing-related headcount reductions have been incurred and are reflected in Restructuring costs as discussed below.
Gross margin was 78.0% in the first quarter of 2025 compared with 77.6% in the first quarter of 2024. The gross margin improvement was primarily due to the favorable effects of product mix and lower restructuring costs, partially offset by higher amortization of intangible assets and the unfavorable effect of foreign exchange.
Selling, General and Administrative
Selling, general and administrative (SG&A) expenses increased 3% in the first quarter of 2025 primarily due to higher administrative and promotional costs, partially offset by the favorable effect of foreign exchange.
Research and Development
Research and development (R&D) expenses declined 9% in the first quarter of 2025 primarily due to a $656 million charge in the first quarter of 2024 for the acquisition of Harpoon Therapeutics, Inc. (Harpoon) and the favorable effect of foreign exchange. The decline in R&D expenses was partially offset by a $100 million charge in the first quarter of 2025 associated with the achievement of a developmental milestone related to the 2024 acquisition of Eyebiotech Limited, higher compensation and benefit costs (reflecting in part increased headcount), as well as higher clinical development spending, and increased investment in discovery research and early drug development.
R&D expenses are comprised of the costs directly incurred by Merck Research Laboratories (MRL), the Company’s research and development division that focuses on human health-related activities, which were $2.5 billion and $2.4 billion for the first quarter of 2025 and 2024, respectively. Also included in R&D expenses are Animal Health research costs, upfront and milestone payments for collaboration and licensing agreements, charges for transactions accounted for as asset acquisitions (including the charge for the acquisition of Harpoon noted above), and costs incurred by other divisions in support of R&D activities, including depreciation, production and general and administrative, which in the aggregate were $1.1 billion and $1.6 billion for the first quarter of 2025 and 2024, respectively.
Restructuring Costs
In January 2024, the Company approved a restructuring program (2024 Restructuring Program) intended to continue the optimization of the Company’s Human Health global manufacturing network as the future pipeline shifts to new modalities and also optimize the Animal Health global manufacturing network to improve supply reliability and increase efficiency. The actions contemplated under the 2024 Restructuring Program are expected to be substantially completed by the end of 2031, with the cumulative pretax costs to be incurred by the Company to implement the program estimated to be approximately $4.0 billion. Approximately 60% of the cumulative pretax costs will be non-cash, relating primarily to the accelerated depreciation of facilities to be closed or divested. The remainder of the costs will result in cash outlays, relating primarily to facility shut-down costs. The Company expects to record charges of approximately $550 million in 2025 related to the 2024 Restructuring Program and anticipates the actions under the 2024 Restructuring Program will result in cumulative annual net cost savings of approximately $750 million by the end of 2031. As Merck continues to assess its business, it is likely to take further actions in 2025 to drive productivity across the Company while continuing to make disciplined investments in its expansive pipeline to drive growth.
Restructuring costs, primarily representing separation and other costs associated with these restructuring activities, were $69 million and $123 million for the first quarter of 2025 and 2024, respectively. Separation costs incurred were associated with actual headcount reductions, as well as estimated expenses under existing severance programs for involuntary headcount reductions that were probable and could be reasonably estimated. Other expenses in Restructuring costs include facility shut-down and other related costs, as well as employee-related costs such as curtailment, settlement and termination charges associated with pension and other postretirement benefit plans and share-based compensation plan costs. For segment reporting, restructuring costs are unallocated expenses.
Additional costs associated with the Company’s restructuring activities are included in Cost of sales, Selling, general and administrative expenses and Research and development costs. The Company recorded aggregate pretax costs of $105 million and $246 million in the first quarter of 2025 and 2024, respectively, related to restructuring program activities. See Note 4 to the condensed consolidated financial statements for additional details.
Other (Income) Expense, Net
Other (income) expense, net was $35 million of income in the first quarter of 2025, comparable with $33 million of income in the first quarter of 2024.
For details on the components of Other (income) expense, net see Note 10 to the condensed consolidated financial statements.

Segment Profits
	Three Months Ended March 31,
($ in millions)	2025	2024
Pharmaceutical segment profits	$10,712	$10,904
Animal Health segment profits	634	555
Non-segment activity	(5,443)	(5,789)
Income Before Taxes	$5,903	$5,670
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
Pharmaceutical segment profits declined 2% in the first quarter of 2025 primarily due to lower sales, higher promotional costs and the unfavorable effect of foreign exchange, partially offset by lower administrative and selling costs. Animal Health segment profits rose 14% in the first quarter of 2025 primarily due to higher sales, partially offset by the unfavorable effect of foreign exchange.
Taxes on Income
The effective income tax rate of 13.9% for the first quarter of 2025 reflects the favorable impacts of geographical mix of income and expense, as well as certain discrete items.
The effective income tax rate of 15.9% for the first quarter of 2024 reflects a 1.6 percentage point unfavorable impact of a charge for the acquisition of Harpoon for which no tax benefit was recognized.

While many jurisdictions in which Merck operates have adopted the global minimum tax provision of the Organization for Economic Cooperation and Development (OECD) Pillar 2, effective for tax years beginning in January 2024, it resulted in a minimal impact to the Company’s 2024 effective income tax rate due to the accounting for the tax effects of intercompany transactions. The Company expects the impact of the global minimum tax to be approximately 2% for full year 2025. In addition, beginning in 2026, the tax rates on foreign earnings and export income are scheduled to increase under existing provisions of the Tax Cuts and Jobs Act of 2017 (TCJA) and may result in an increase to the Company’s effective income tax rate.
The Internal Revenue Service (IRS) is currently conducting examinations of the Company’s tax returns for the years 2017 and 2018, including the one-time transition tax enacted under the TCJA. On April 21, 2025, Merck received Notices of Proposed Adjustment (NOPAs) that would increase the amount of the one-time transition tax on certain undistributed earnings of foreign subsidiaries by approximately $1.3 billion. In addition, the NOPAs included penalties of approximately $260 million. These amounts are exclusive of any interest that may be due. The Company disagrees with the proposed adjustments and will vigorously contest the NOPAs through all available administrative and, if necessary, judicial proceedings. It is expected to take a number of years to reach resolution of this matter. If the Company is ultimately unsuccessful in defending its position, the impact could be material to its financial statements. The statute of limitations for assessments with respect to the 2019 and 2020 federal tax return years expired in June 2024 and October 2024, respectively. The IRS is also currently conducting examinations of the Company’s tax returns for the years 2021 and 2022. In addition, various state and foreign examinations are in progress.
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
A reconciliation between GAAP financial measures and non-GAAP financial measures is as follows:

	Three Months Ended March 31,
($ in millions except per share amounts)	2025	2024
Income before taxes as reported under GAAP	$5,903	$5,670
Increase (decrease) for excluded items:
Acquisition- and divestiture-related costs	647	496
Restructuring costs	105	246
Income from investments in equity securities, net	(107)	(116)
Non-GAAP income before taxes	6,548	6,296
Income tax provision as reported under GAAP	818	903
Estimated tax benefit on excluded items (1)	113	109
Non-GAAP income tax provision	931	1,012
Non-GAAP net income	5,617	5,284
Less: Net income attributable to noncontrolling interests as reported under GAAP	6	5
Non-GAAP net income attributable to Merck & Co., Inc.	$5,611	$5,279
EPS assuming dilution as reported under GAAP (2)	$2.01	$1.87
EPS difference	0.21	0.20
Non-GAAP EPS assuming dilution (2)	$2.22	$2.07
(1)    The estimated tax impact on the excluded items is determined by applying the statutory rate of the originating territory of the non-GAAP adjustments.
(2)    GAAP and non-GAAP EPS were negatively affected in the first quarter of 2024 by $0.26 per share for a charge related to pre-approval assets obtained in a transaction accounted for as an asset acquisition.

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
Certain Other Items
Non-GAAP income and non-GAAP EPS exclude certain other items. These items are adjusted for after evaluating them on an individual basis, considering their quantitative and qualitative aspects. Typically, these items are unusual in nature, significant to the results of a particular period or not indicative of future operating results. There were no such items in either the first quarter of 2025 or 2024.
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
MK-3475A, pembrolizumab with berahyaluronidase alfa (MK-5180) for subcutaneous administration (subcutaneous pembrolizumab), is being evaluated for noninferiority with respect to pharmacokinetics to intravenous Keytruda in metastatic NSCLC. The FDA accepted for review a BLA seeking approval of MK-3475A across all previously approved solid tumor indications for Keytruda and set a Prescription Drug User Fee Act (PDUFA), or target action, date of September 23, 2025. The application is supported by data from the pivotal 3475A-D77 Phase 3 trial. Additionally, the European Medicines Agency (EMA) has validated an extension application to introduce a new pharmaceutical form and new route of administration for Keytruda.
MK-6482, Welireg, is under review in Japan both for the treatment of adults with VHL disease based on the LITESPARK-004 clinical trial and for the treatment of certain adults with previously treated advanced RCC based on the LITESPARK-005 clinical trial. Additionally, in January 2025, the FDA accepted for priority review a supplemental New Drug Application seeking approval of Welireg for the treatment of adult and pediatric patients (12 years and older) with advanced, unresectable, or metastatic pheochromocytoma and paraganglioma, based on the LITESPARK-015 trial. The FDA set a PDUFA date of May 26, 2025.
V116, Capvaxive, a 21-valent pneumococcal conjugate vaccine designed to help prevent invasive pneumococcal disease and pneumococcal pneumonia caused by certain serotypes in adults, is under review in Japan. The application is supported by results from the STRIDE clinical program, which evaluated V116 in both vaccine-naïve and vaccine-experienced adult patient populations.
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
Keytruda is under priority review by the FDA and also under review in Japan for the treatment of patients with resectable locally advanced head and neck squamous cell carcinoma as neoadjuvant treatment, then continued as adjuvant treatment in combination with standard of care radiotherapy with or without cisplatin and then as a single agent. The FDA set a PDUFA date of June 23, 2025. The supplemental BLA is based on data from the Phase 3 KEYNOTE-689 trial.
Keytruda is under review in Japan for the first-line treatment of adult patients with unresectable advanced or metastatic malignant pleural mesothelioma, based on the Phase 2/3 IND.227/KEYNOTE-483 trial.
The chart below reflects the Company’s research pipeline as of April 30, 2025. Candidates shown in Phase 3 include the date such candidate entered into Phase 3 development. Candidates shown in Phase 2 include the most advanced compound with a specific mechanism or, if listed compounds have the same mechanism, they are each currently intended for commercialization in a given therapeutic area. Small molecules and biologics are given MK-number designations and vaccine candidates are given V-number designations. Except as otherwise noted, candidates in Phase 1, additional indications in the same therapeutic area (other than with respect to cancer and immunology) and additional claims, line extensions or formulations for in-line products are not shown.

Phase 2
Alzheimer’s
MK-1167
Cancer
MK-1022 (patritumab deruxtecan)(1)(3)
Biliary
Bladder
Breast
Cervical
Colorectal
Endometrial
Esophageal
Gastric
Head and Neck
Hepatocellular
Melanoma
Ovarian
Pancreatic
Prostate
MK-1308 (quavonlimab)(2)
Non-Small-Cell Lung
MK-2400 (ifinatamab deruxtecan)(1)
Biliary
Bladder
Breast
Cervical
Colorectal
Endometrial
Head and Neck
Hepatocellular
Melanoma
Ovarian
Pancreatic

Cancer
MK-2870 (sacituzumab tirumotecan)(1)(3)
Biliary
Bladder
Colorectal
Neoplasm Malignant
Pancreatic
MK-3475 Keytruda
Advanced Solid Tumors
Prostate
MK-3475A (subcutaneous pembrolizumab)
Cutaneous Squamous Cell
Hematological Malignancies
MK-5909 (raludotatug deruxtecan)(1)
Biliary
Bladder
Cervical
Colorectal
Endometrial
Gastric
Ovarian
Pancreatic
Renal Cell
Small-Cell Lung
V940 (intismeran autogene)(1)(2)
Bladder
Renal Cell

Dengue Fever Virus Vaccine
V181
HIV-1 Infection
MK-8591B (islatravir+MK-8507)
HIV-1 Pre-Exposure Prophylaxis
MK-8527
Immunology
MK-6194
Lupus
Vitiligo
MK-7240 (tulisokibart)
Systemic Sclerosis
Metabolic Dysfunction-Associated Steatohepatitis (MASH)
MK-6024 (efinopegdutide)
Pulmonary Hypertension-Chronic Obstructive Pulmonary Disease
MK-5475
Pulmonary Hypertension Due To Left Heart Disease
MK-7962 Winrevair

Phase 3 (Phase 3 entry date)	Under Review
Antiviral COVID-19
     MK-4482 Lagevrio (U.S.) (May 2021)(1)(4)
Cancer
MK-1022 (patritumab deruxtecan)(1)
     Non-Small-Cell Lung (May 2022) (EU)
MK-1026 (nemtabrutinib)
     Hematological Malignancies (March 2023)
MK-1084(2)
     Non-Small-Cell Lung (May 2024)
MK-1308A (quavonlimab+pembrolizumab)
Renal Cell (April 2021)
MK-2140 (zilovertamab vedotin)
Hematological Malignancies (September 2024)
MK-2400 (ifinatamab deruxtecan)(1)
Esophageal (March 2025)
Small-Cell Lung (July 2024)
MK-2870 (sacituzumab tirumotecan)(1)(3)
Breast (April 2024)
Cervical (July 2024)
Endometrial (December 2023)
Gastric (May 2024)
Non-Small-Cell Lung (November 2023)
Ovarian (April 2025)
MK-3475 Keytruda
Hepatocellular (May 2016) (EU)
Ovarian (December 2018)
Small-Cell Lung (May 2017)
MK-3543 (bomedemstat)
Myeloproliferative Disorders (December 2023)
MK-5684 (opevesostat)
Prostate (December 2023)
MK-7339 Lynparza(1)(2)
Non-Small-Cell Lung (June 2019)
Small-Cell Lung (December 2020)
MK-7902 Lenvima(1)(2)
Esophageal (July 2021)
V940 (intismeran autogene)(1)(2)
Melanoma (July 2023)
Non-Small-Cell Lung (December 2023)
Diabetic Macular Edema
MK-3000(5)
HIV-1 Infection
     MK-8591A (doravirine+islatravir) (February 2020)(6)
MK-8591D (islatravir+lenacapavir) (October 2024)(1)(6)
Hypercholesterolemia
MK-0616 (enlicitide decanoate) (August 2023)
Immunology
MK-7240 (tulisokibart)
Crohn’s Disease (June 2024)
Ulcerative Colitis (October 2023)

New Molecular Entities
Cancer
MK-1022 (patritumab deruxtecan)(1)(7)
Non-Small-Cell Lung (U.S.)
MK-3475A (subcutaneous pembrolizumab)
Previously Approved Solid Tumors (U.S.)
Previously Approved Tumors (EU)
MK-6482 Welireg
Renal Cell (JPN)
Von Hippel-Lindau (VHL) Disease (JPN)
Pneumococcal Vaccine Adult
V116 Capvaxive (JPN)
Pulmonary Arterial Hypertension
MK-7962 Winrevair (JPN)
Respiratory Syncytial Virus
MK-1654 (clesrovimab) (U.S.) (EU)

Certain Supplemental Filings
Cancer
MK-3475 Keytruda
• Resectable Locally Advanced Head and Neck Squamous Cell Carcinoma
(KEYNOTE-689) (U.S.) (JPN)
• First-Line Unresectable Advanced or Metastatic Malignant Pleural Mesothelioma
(KEYNOTE-483) (JPN)

MK-6482 Welireg
• Advanced, Unresectable, or Metastatic Pheochromocytoma and Paraganglioma
(LITESPARK-015) (U.S.)

Footnotes:
(1) Being developed in a collaboration.
(2) Being developed in combination with Keytruda.
(3) Being developed as monotherapy and/or in combination with Keytruda.
(4) Available in the U.S. under Emergency Use Authorization.
(5) Program is in a Phase 2/3 study that commenced in August 2024.
(6) On FDA partial clinical hold for higher doses of islatravir than those used in current clinical trials.
(7) In June 2024, the FDA issued a CRL for the BLA for patritumab deruxtecan. Merck is working with Daiichi Sankyo to address FDA feedback.

Analysis of Liquidity and Capital Resources

($ in millions)	March 31, 2025	December 31, 2024
Cash and investments	$9,844	$14,152
Working capital	10,329	10,362
Total debt to total liabilities and equity	30.3%	31.7%
Cash provided by operating activities was $2.5 billion in the first three months of 2025 compared with $3.1 billion in the first three months of 2024. Cash provided by operating activities was reduced by milestone payments related to certain collaborations of $700 million and $245 million in the first three months of 2025 and 2024, respectively. Cash provided by operating activities continues to be the Company’s primary source of funds to finance operating needs, with excess cash serving as the primary source of funds to finance business development transactions, capital expenditures, dividends paid to shareholders and treasury stock purchases.
Cash used in investing activities was $1.5 billion in the first three months of 2025 compared with $1.4 billion in the first three months of 2024. The higher use of cash in investing activities was primarily due to higher purchases of securities and other investments, and higher capital expenditures (including the acquisition of a facility from WuXi Vaccines discussed in Note 2 to the condensed consolidated financial statements), partially offset by lower cash used for acquisitions and higher proceeds from sales of securities and other investments.
Cash used in financing activities was $5.8 billion in the first three months of 2025 compared with $2.8 billion in the first three months of 2024. The higher use of cash in financing activities was primarily due to higher payments on long-term debt, higher purchases of treasury stock, higher dividends paid to shareholders and lower proceeds from the exercise of stock options.
The Company has accounts receivable factoring agreements with financial institutions in certain countries to sell accounts receivable. The Company factored $1.7 billion and $2.1 billion of accounts receivable at March 31, 2025 and

December 31, 2024, respectively, under these factoring arrangements, which reduced outstanding accounts receivable. The cash received from the financial institutions is reported within operating activities in the Condensed Consolidated Statement of Cash Flows. In certain of these factoring arrangements, for ease of administration, the Company will collect customer payments related to the factored receivables, which it then remits to the financial institutions. The net cash flows relating to these collections are reported as financing activities in the Condensed Consolidated Statement of Cash Flows.
In February 2025, the Company’s $2.5 billion, 2.75% notes matured in accordance with their terms and were repaid. In March 2024, the Company’s $750 million, 2.90% notes matured in accordance with their terms and were repaid.
Dividends paid to stockholders were $2.1 billion and $2.0 billion for the first three months of 2025 and 2024, respectively. In November 2024, Merck’s Board of Directors declared a quarterly dividend of $0.81 per share on the Company’s outstanding common stock for the first quarter that was paid in January 2025. In January 2025, Merck’s Board of Directors declared a quarterly dividend of $0.81 per share on the Company’s outstanding common stock for the second quarter that was paid in April 2025.
In 2018, Merck’s Board of Directors authorized purchases of up to $10 billion of Merck’s common stock for its treasury. The treasury stock purchase authorization has no time limit and will be made over time in open-market transactions, block transactions on or off an exchange, or in privately negotiated transactions. During the first three months of 2025, the Company purchased $1.2 billion (13 million shares) of its common stock for its treasury under this program. The Company expects the pace of share repurchases to continue at this level for the remainder of 2025. In January 2025, Merck’s Board of Directors authorized purchases of up to an additional $10 billion of Merck’s common stock for its treasury. As of March 31, 2025, the Company’s remaining share repurchase authorization was $11.2 billion.
The Company has a $6.0 billion credit facility that matures in May 2028. The facility provides backup liquidity for the Company’s commercial paper borrowing facility and is to be used for general corporate purposes. The Company has not drawn funding from this facility.
Critical Accounting Estimates
The Company’s significant accounting policies, which include management’s best estimates and judgments, are included in Note 2 to the consolidated financial statements for the year ended December 31, 2024 included in Merck’s Form 10‑K filed on February 25, 2025. A discussion of accounting estimates considered critical because of the potential for a significant impact on the financial statements due to the inherent uncertainty in such estimates is included in the Critical Accounting Estimates section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Merck’s Form 10-K. There have been no significant changes in the Company’s critical accounting estimates since December 31, 2024.
Recently Issued Accounting Standards
For a discussion of recently issued accounting standards, see Note 1 to the condensed consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes in market risk exposures that affect the disclosures presented in “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in the Company’s 2024 Form 10-K filed on February 25, 2025.
Item 4. Controls and Procedures
Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures over financial reporting. Based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2025, the Company’s disclosure controls and procedures are effective. For the first quarter of 2025, there were no changes in internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
CAUTIONARY FACTORS THAT MAY AFFECT FUTURE RESULTS
This report and other written reports and oral statements made from time to time by the Company may contain so-called “forward-looking statements,” all of which are based on management’s current expectations and are subject to risks and uncertainties which may cause results to differ materially from those set forth in the statements. One can identify these forward-looking statements by their use of words such as “anticipates,” “expects,” “plans,” “will,” “estimates,” “forecasts,” “projects” and other words of similar meaning, or negative variations of any of the foregoing. One can also identify them by the fact that they do not relate strictly to historical or current facts. These statements are likely to address the Company’s growth strategy, financial results, product approvals, product potential, or development programs. One must carefully consider any such statement and should understand that many factors could cause actual results to differ materially from the Company’s forward-looking statements. These factors include inaccurate assumptions and a broad variety of other risks and uncertainties, including some that are known and some that are not. No forward-looking statement can be guaranteed and actual future results may vary materially.

The Company does not assume the obligation to update any forward-looking statement. One should carefully evaluate such statements in light of factors, including risk factors, described in the Company’s filings with the Securities and Exchange Commission, especially on Forms 10-K, 10-Q and 8-K. In Item 1A. “Risk Factors” of the Company’s Annual Report on Form 10‑K for the year ended December 31, 2024, filed on February 25, 2025, the Company discusses in more detail various important risk factors that could cause actual results to differ from expected or historic results. The Company notes these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. One should understand that it is not possible to predict or identify all such factors. Consequently, the reader should not consider any such list to be a complete statement of all potential risks or uncertainties.
PART II - Other Information
Item 1. Legal Proceedings
The information called for by this Item is incorporated herein by reference to Note 7 included in Part I, Item 1, Financial Statements (unaudited) — Notes to Condensed Consolidated Financial Statements.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer purchases of equity securities for the three months ended March 31, 2025 were as follows:
ISSUER PURCHASES OF EQUITY SECURITIES

				($ in millions)
Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
January 1 - January 31	2,424,000	$98.65	2,424,000	$12,162
February 1 - February 28	4,182,640	$88.23	4,182,640	$11,793
March 1 - March 31	6,002,753	$92.61	6,002,753	$11,237
Total	12,609,393	$92.32	12,609,393
(1) Shares purchased during the period were made as part of a plan approved by the Board of Directors in October 2018 to purchase up to $10 billion of Merck’s common stock for its treasury. In January 2025, the Board of Directors approved a plan to purchase up to an additional $10 billion of Merck’s common stock for its treasury.
Item 5. Other Information
Insider Trading Arrangements
During the three months ended March 31, 2025, none of the Company’s directors or executive officers adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements.

Item 6. Exhibits

Number		Description

3.1	—	Restated Certificate of Incorporation of Merck & Co., Inc. (November 3, 2009) – Incorporated by reference to Merck & Co., Inc.'s Current Report on Form 8-K filed on November 4, 2009 (No. 1-6571)

3.2	—	By-Laws of Merck & Co., Inc. (effective November 19. 2024) – Incorporated by reference to Merck & Co., Inc.'s Current Report on Form 8-K filed on November 22, 2024 (No. 1-6571)

31.1	—	Rule 13a – 14(a)/15d – 14(a) Certification of Chief Executive Officer

31.2	—	Rule 13a – 14(a)/15d – 14(a) Certification of Chief Financial Officer

32.1	—	Section 1350 Certification of Chief Executive Officer

32.2	—	Section 1350 Certification of Chief Financial Officer

101.INS	—	XBRL Instance Document - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	—	XBRL Taxonomy Extension Schema Document.

101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document.

104	—	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MERCK & CO., INC.

Date: May 2, 2025	/s/ Jennifer Zachary
JENNIFER ZACHARY
Executive Vice President and General Counsel

Date: May 2, 2025	/s/ Dalton Smart
DALTON SMART
Senior Vice President Finance - Global Controller