Form 10-Q
period 2025-06-30
Merck & Co., Inc.
filed 2025-08-05
CIK 310158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
The number of shares of common stock outstanding as of the close of business on July 31, 2025: 2,497,783,211

Part I - Financial Information
Item 1. Financial Statements
MERCK & CO., INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(Unaudited, $ in millions except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Sales	$15,806	$16,112	$31,335	$31,887
Costs, Expenses and Other
Cost of sales	3,557	3,745	6,976	7,285
Selling, general and administrative	2,649	2,739	5,202	5,221
Research and development	4,048	3,500	7,669	7,492
Restructuring costs	560	80	629	202
Other (income) expense, net	(7)	42	(43)	12
	10,807	10,106	20,433	20,212
Income Before Taxes	4,999	6,006	10,902	11,675
Taxes on Income	571	545	1,388	1,447
Net Income	4,428	5,461	9,514	10,228
Less: Net Income Attributable to Noncontrolling Interests	1	6	8	11
Net Income Attributable to Merck & Co., Inc.	$4,427	$5,455	$9,506	$10,217
Basic Earnings per Common Share Attributable to Merck & Co., Inc. Common Shareholders	$1.76	$2.15	$3.78	$4.03
Earnings per Common Share Assuming Dilution Attributable to Merck & Co., Inc. Common Shareholders	$1.76	$2.14	$3.77	$4.02

MERCK & CO., INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited, $ in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net Income Attributable to Merck & Co., Inc.	$4,427	$5,455	$9,506	$10,217
Other Comprehensive Loss Net of Taxes:
Net unrealized (loss) gain on derivatives, net of reclassifications	(410)	67	(627)	197
Benefit plan net loss and prior service cost, net of amortization	(8)	(10)	(26)	(15)
Cumulative translation adjustment	(38)	(144)	177	(382)
	(456)	(87)	(476)	(200)
Comprehensive Income Attributable to Merck & Co., Inc.	$3,971	$5,368	$9,030	$10,017
 The accompanying notes are an integral part of these condensed consolidated financial statements.

MERCK & CO., INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited, $ in millions except per share amounts)

	June 30, 2025	December 31, 2024
Assets
Current Assets
Cash and cash equivalents	$8,007	$13,242
Short-term investments	615	447
Accounts receivable (net of allowance for doubtful accounts of $94 in 2025 and $89 in 2024)	11,846	10,278
Inventories (excludes inventories of $4,882 in 2025 and $4,193 in 2024 classified in Other assets - see Note 6)	6,601	6,109
Other current assets	9,996	8,706
Total current assets	37,065	38,782
Investments	774	463
Property, Plant and Equipment, at cost, net of accumulated depreciation of $20,256 in 2025 and $19,155 in 2024	25,236	23,779
Goodwill	21,591	21,668
Other Intangibles, Net	15,193	16,370
Other Assets	17,664	16,044
	$117,523	$117,106
Liabilities and Equity
Current Liabilities
Loans payable and current portion of long-term debt	$1,434	$2,649
Trade accounts payable	3,892	4,079
Accrued and other current liabilities	14,502	15,694
Income taxes payable	4,156	3,914
Dividends payable	2,053	2,084
Total current liabilities	26,037	28,420
Long-Term Debt	33,968	34,462
Deferred Income Taxes	1,427	1,387
Other Noncurrent Liabilities	7,031	6,465
Merck & Co., Inc. Stockholders’ Equity
Common stock, $0.50 par value Authorized - 6,500,000,000 shares Issued - 3,577,103,522 shares in 2025 and 2024	1,788	1,788
Other paid-in capital	44,644	44,704
Retained earnings	68,477	63,069
Accumulated other comprehensive loss	(5,421)	(4,945)
	109,488	104,616
Less treasury stock, at cost: 1,073,963,194 shares in 2025 and 1,049,466,187 shares in 2024	60,495	58,303
Total Merck & Co., Inc. stockholders’ equity	48,993	46,313
Noncontrolling Interests	67	59
Total equity	49,060	46,372
	$117,523	$117,106
The accompanying notes are an integral part of this condensed consolidated financial statement.

MERCK & CO., INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited, $ in millions)

	Six Months Ended June 30,
	2025	2024
Cash Flows from Operating Activities
Net income	$9,514	$10,228
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization	1,198	1,087
Depreciation	1,020	1,029
Income from investments in equity securities, net	(189)	(200)
Charge for research and development asset acquisition	—	656
Deferred income taxes	(634)	(232)
Share-based compensation	411	379
Other	444	174
Net changes in assets and liabilities	(5,971)	(4,394)
Net Cash Provided by Operating Activities	5,793	8,727
Cash Flows from Investing Activities
Capital expenditures	(2,092)	(1,652)
Purchases of securities and other investments	(1,207)	(64)
Proceeds from sales of securities and other investments	1,057	320
Acquisition of Harpoon Therapeutics, Inc., net of cash acquired	—	(746)
Other	(15)	(303)
Net Cash Used in Investing Activities	(2,257)	(2,445)
Cash Flows from Financing Activities
Net change in short-term borrowings	48	—
Proceeds from issuance of debt	—	3,600
Payments on debt	(2,500)	(751)
Dividends paid to stockholders	(4,127)	(3,936)
Purchases of treasury stock	(2,509)	(373)
Proceeds from exercise of stock options	31	160
Other	(254)	(298)
Net Cash Used in Financing Activities	(9,311)	(1,598)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	530	(220)
Net (Decrease) Increase in Cash, Cash Equivalents and Restricted Cash	(5,245)	4,464
Cash, Cash Equivalents and Restricted Cash at Beginning of Year (includes restricted cash of $76 and $68 at January 1, 2025 and 2024, respectively, included in Other current assets)	13,318	6,909
Cash, Cash Equivalents and Restricted Cash at End of Period (includes restricted cash of $66 and $69 at June 30, 2025 and 2024, respectively, included in Other current assets)	$8,073	$11,373
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
Recently Issued Accounting Standards Not Yet Adopted
In December 2023, the Financial Accounting Standards Board (FASB) issued guidance intended to improve the transparency of income tax disclosures by requiring consistent categories and disaggregation of information in the effective income tax rate reconciliation and income taxes paid disclosures by jurisdiction. The guidance also includes other amendments to improve the effectiveness of income tax disclosures by removing certain previously required disclosures. The guidance is effective for 2025 annual reporting and will result in incremental disclosures within the footnotes to the Company’s financial statements.
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
2025 Transactions
In July 2025, Merck entered into a definitive agreement to acquire Verona Pharma plc (Verona Pharma), a biopharmaceutical company focused on respiratory diseases, for $107 per American Depository Share (each of which represents eight Verona Pharma ordinary shares) for a total transaction value of approximately $10 billion. Through this acquisition, Merck will acquire Ohtuvayre (ensifentrine), a first-in-class selective dual inhibitor of phosphodiesterases 3 and 4 (PDE3 and PDE4), which was approved in the U.S. in June 2024 for the maintenance treatment of chronic obstructive pulmonary disease (COPD) in adult patients and is also being evaluated in clinical trials for the treatment of non-cystic fibrosis bronchiectasis. Closing of the acquisition is expected in the fourth quarter of 2025, but is subject to certain conditions, including approval under the Hart-Scott-Rodino Antitrust Improvements Act, approval of Verona Pharma’s shareholders, sanction by the High Court of Justice of England and Wales and other customary conditions. If the proposed transaction closes, the Company expects to capitalize most of the purchase price as an intangible asset for Ohtuvayre.
In May 2025, Merck and Jiangsu Hengrui Pharmaceuticals Co., Ltd. (Hengrui Pharma) closed an exclusive license agreement for MK-7262 (HRS-5346), an investigational oral small molecule Lipoprotein(a) inhibitor, which is currently being evaluated in a Phase 2 clinical trial in China. Under the agreement, Hengrui Pharma granted Merck exclusive rights to develop, manufacture and commercialize MK-7262 (HRS-5346) worldwide, excluding the Greater China region. The agreement provides for an upfront payment of $200 million, which was recorded as a charge to Research and development expenses in the second quarter of 2025. Hengrui Pharma is also eligible to receive future contingent developmental milestone payments of up to $92.5 million, regulatory milestone payments of up to $177.5 million and sales-based milestone payments of up to $1.5 billion, as well as tiered royalties ranging from a mid-single-digit rate to a low-double-digit rate on future net sales of MK-7262 (HRS-5346), if approved.
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

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
2024 Transactions
In March 2024, Merck acquired Harpoon Therapeutics, Inc. (Harpoon), a clinical-stage immunotherapy company developing a novel class of T-cell engagers designed to harness the power of the body’s immune system to treat patients suffering from cancer and other diseases, for $765 million and also incurred $56 million of transaction costs. Harpoon’s lead candidate, gocatamig (MK-6070, formerly HPN328), is a T-cell engager targeting delta-like ligand 3 (DLL3), an inhibitory canonical Notch ligand that is expressed at high levels in small-cell lung cancer and neuroendocrine tumors. The transaction was accounted for as an asset acquisition since gocatamig represented substantially all of the fair value of the gross assets acquired (excluding cash and deferred income taxes). Merck recorded net assets of $165 million, as well as a charge of $656 million to Research and development expenses in the first six months of 2024 related to the transaction. There are no future contingent payments associated with the acquisition. In August 2024, Merck and Daiichi Sankyo expanded their existing global co-development and co-commercialization agreement to include gocatamig. See Note 3 for more information on Merck’s collaboration with Daiichi Sankyo.
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
In the first six months of 2025, Merck made sales-based milestone payments aggregating $700 million to AstraZeneca of which $600 million related to Lynparza and $100 million related to Koselugo (both of which had been previously accrued for). Potential future sales-based milestone payments of $2.0 billion have not yet been accrued as they are not deemed by the Company to be probable at this time. Lynparza received a regulatory approval triggering a capitalized milestone payment from Merck to AstraZeneca of $245 million in the first six months of 2024 (which had been previously accrued for). The partners have agreed that no future regulatory milestone payments from Merck to AstraZeneca are likely under the agreement.
The intangible asset balances related to Lynparza and Koselugo (which reflect the capitalized sales-based and regulatory milestone payments attributed to each product) were $1.0 billion and $44 million, respectively, at June 30, 2025 and are included in Other Intangibles, Net. The assets are being amortized over their estimated useful lives (through 2028 for Lynparza and through 2029 for Koselugo) as supported by projected future cash flows, subject to impairment testing.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
Summarized financial information related to this collaboration is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2025	2024	2025	2024
Alliance revenue - Lynparza	$370	$317	$682	$609
Alliance revenue - Koselugo	43	37	87	75
Total alliance revenue	$413	$354	$769	$684

Cost of sales (1)	86	82	169	163
Selling, general and administrative	40	43	72	82
Research and development	16	18	28	38

($ in millions)			June 30, 2025	December 31, 2024
Receivables from AstraZeneca included in Other current assets			$411	$424
Payables to AstraZeneca included in Accrued and other current liabilities (2)			12	713
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
In the first six months of 2024, Merck made a $125 million sales-based milestone payment to Eisai (which had been previously accrued for). Potential future sales-based milestone payments of $2.3 billion have not yet been accrued as they are not deemed by the Company to be probable at this time. There are no regulatory milestone payments remaining under the agreement.
The intangible asset balance related to Lenvima (which includes capitalized sales-based and regulatory milestone payments) was $321 million at June 30, 2025 and is included in Other Intangibles, Net. The amount is being amortized over its estimated useful life through 2026 as supported by projected future cash flows, subject to impairment testing.
Summarized financial information related to this collaboration is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2025	2024	2025	2024
Alliance revenue - Lenvima	$265	$249	$523	$504

Cost of sales (1)	60	60	121	121
Selling, general and administrative	35	41	66	80
Research and development	3	6	7	13

($ in millions)			June 30, 2025	December 31, 2024
Receivables from Eisai included in Other current assets			$265	$257
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

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
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
The intangible asset balances related to Adempas (which includes the acquired intangible asset balance, as well as capitalized sales-based milestone payments attributed to Adempas) and Verquvo (which reflects the portion of the final sales-based milestone payment that was attributed to Verquvo) were $348 million and $43 million, respectively, at June 30, 2025 and are included in Other Intangibles, Net. The assets are being amortized over their estimated useful lives (through 2027 for Adempas and through 2031 for Verquvo) as supported by projected future cash flows, subject to impairment testing.
Summarized financial information related to this collaboration is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2025	2024	2025	2024
Alliance revenue - Adempas/Verquvo	$123	$106	$229	$203
Net sales of Adempas recorded by Merck	80	72	147	142
Net sales of Verquvo recorded by Merck	11	9	21	16
Total sales	$214	$187	$397	$361

Cost of sales (1)	61	61	120	123
Selling, general and administrative	29	26	58	59
Research and development	20	28	43	55

($ in millions)			June 30, 2025	December 31, 2024
Receivables from Bayer included in Other current assets			$173	$160
Payables to Bayer included in Accrued and other current liabilities			88	82
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
Summarized financial information related to this collaboration is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2025	2024	2025	2024
Net sales of Lagevrio recorded by Merck	$83	$110	$185	$460

Cost of sales (1)	44	96	97	287
Selling, general and administrative	14	16	28	32
Research and development	6	7	14	2

($ in millions)			June 30, 2025	December 31, 2024
Payables to Ridgeback included in Accrued and other current liabilities (2)			$31	$68
(1)    Includes cost of products sold by Merck, Ridgeback’s share of profits, royalty expense, amortization of capitalized milestone payments and inventory reserves.
(2)    Includes accrued royalties.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
Daiichi Sankyo
In 2023, Merck and Daiichi Sankyo entered into a global development and commercialization agreement for three of Daiichi Sankyo’s DXd antibody drug conjugate (ADC) candidates: patritumab deruxtecan (HER3-DXd) (MK-1022), ifinatamab deruxtecan (I-DXd) (MK-2400) and raludotatug deruxtecan (R-DXd) (MK-5909). All three potentially first-in-class DXd ADCs are in various stages of clinical development for the treatment of multiple solid tumors both as monotherapy and/or in combination with other treatments. The companies will jointly develop and potentially commercialize these ADC candidates worldwide, except in Japan where Daiichi Sankyo will maintain exclusive rights. Daiichi Sankyo will be solely responsible for manufacturing and supply.
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
In August 2024, Merck and Daiichi Sankyo expanded their agreement to include gocatamig (MK-6070), an investigational delta-like ligand 3 (DLL3) targeting T-cell engager, which Merck obtained through its acquisition of Harpoon (see Note 2). The companies are planning to evaluate gocatamig in combination with ifinatamab deruxtecan in certain patients with small-cell-lung cancer, as well as other potential combinations. Merck received an upfront cash payment of $170 million from Daiichi Sankyo (recorded within Other (income) expense, net) and has also satisfied a contingent quid obligation from the original collaboration agreement. The companies will jointly develop and commercialize gocatamig worldwide and share research and development, as well as commercialization expenses. Research and development expenses related to gocatamig in combination with ifinatamab deruxtecan will be shared in a manner consistent with the original agreement for ifinatamab deruxtecan. Merck will be solely responsible for manufacturing and supply of gocatamig. If approved, Merck will generally record sales for gocatamig worldwide (Merck will be the principal on sales transactions) and the companies will equally share expenses as well as profits worldwide, except for Japan where Merck retains exclusive rights and Daiichi Sankyo will receive a 5% sales-based royalty.
Summarized financial information related to this collaboration is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2025	2024	2025	2024
Selling, general and administrative	$4	$14	$13	$16
Research and development	193	65	321	133

($ in millions)			June 30, 2025	December 31, 2024
Receivables from Daiichi Sankyo included in Other current assets			$21	$8
Payables to Daiichi Sankyo included in Accrued and other current liabilities (1)			850	817
(1) Includes accrued continuation payment.
Moderna, Inc.
In 2022, Merck exercised its option to jointly develop and commercialize intismeran autogene (V940/mRNA-4157), an investigational individualized neoantigen therapy, pursuant to the terms of an existing collaboration and license agreement with Moderna, Inc. (Moderna). Intismeran autogene is currently being evaluated in combination with Keytruda in multiple Phase 3 clinical trials. Merck and Moderna share costs and will share any profits equally under this worldwide collaboration. Merck records its share of development costs associated with the collaboration as part of Research and development expenses. Any reimbursements received from Moderna for research and development expenses are recognized as reductions to Research and development costs. Merck has also capitalized certain of the shared costs, mainly related to facility costs, which aggregated $232 million at June 30, 2025 and will be amortized over the assets’ estimated useful lives.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
Summarized financial information related to this collaboration is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2025	2024	2025	2024
Selling, general and administrative	$6	$4	$12	$6
Research and development	90	93	176	162

($ in millions)			June 30, 2025	December 31, 2024
Payables to Moderna included in Accrued and other current liabilities			$22	$57
Bristol-Myers Squibb Company
Reblozyl (luspatercept-aamt) is a first-in-class erythroid maturation recombinant fusion protein that is being commercialized through a global collaboration with Bristol-Myers Squibb Company (BMS). Reblozyl is approved in the U.S., Europe and certain other markets for the treatment of anemia in certain rare blood disorders and is also being evaluated for additional indications for hematology therapies. BMS is the principal on sales transactions for Reblozyl; however, Merck co-promotes Reblozyl (and may co-promote any future products approved under this collaboration) in North America, which is reimbursed by BMS. Merck receives tiered royalties ranging from 20% to 24% based on sales levels. This royalty will be reduced by 50% upon the earlier of patent expiry or generic entry on an indication-by-indication basis in each market. Additionally, Merck is eligible to receive future contingent sales-based milestone payments of up to $80 million. Alliance revenue related to this collaboration, consisting of royalties (recorded within Sales), was $107 million and $226 million in the second quarter and first six months of 2025, respectively, compared with $90 million and $161 million in the second quarter and first six months of 2024, respectively.
4.    Restructuring
In July 2025, the Company approved a new restructuring program (2025 Restructuring Program) designed to position the Company for its next chapter of growth and to successfully advance its pipeline and launch new products across multiple therapeutic areas. As part of this program, the Company expects to eliminate certain positions in sales and administrative organizations, as well as research and development. The Company will, however, continue to hire employees into new roles across all strategic growth areas of the business. In addition, the Company will reduce its global real estate footprint and continue to optimize its manufacturing network, aligning the geography of its global manufacturing footprint to its customers and reflecting changes in the Company’s business. Most actions contemplated under the 2025 Restructuring Program are expected to be largely completed by the end of 2027, with the exception of certain manufacturing actions, which are expected to be substantially completed by the end of 2029. The cumulative pretax costs to be incurred by the Company to implement the program are estimated to be approximately $3.0 billion, of which approximately 60% will be cash, relating primarily to employee separation expense and contractual termination costs. The remainder of the costs will be non-cash, relating primarily to the accelerated depreciation of facilities. The Company recorded total pretax costs of $649 million in the second quarter of 2025 related to the 2025 Restructuring Program.
In January 2024, the Company approved a restructuring program (2024 Restructuring Program) intended to continue the optimization of the Company’s Human Health global manufacturing network as the future pipeline shifts to new modalities and also optimize the Animal Health global manufacturing network to improve supply reliability and increase efficiency. The actions contemplated under the 2024 Restructuring Program are expected to be substantially completed by the end of 2031, with the cumulative pretax costs to be incurred by the Company to implement the program estimated to be approximately $4.0 billion. Approximately 60% of the cumulative pretax costs will be non-cash, relating primarily to the accelerated depreciation of facilities to be closed or divested. The remainder of the costs will result in cash outlays, relating primarily to facility shut-down costs. The Company recorded total pretax costs of $130 million and $177 million in the second quarter of 2025 and 2024, respectively, and $235 million and $422 million in the first six months of 2025 and 2024, respectively, related to the 2024 Restructuring Program. Since inception of the 2024 Restructuring Program through June 30, 2025, Merck has incurred total cumulative pretax costs of $1.3 billion.
For segment reporting, restructuring charges are unallocated expenses.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
The following tables summarize the charges related to restructuring program activities by type of cost:

	Three Months Ended June 30, 2025				Six Months Ended June 30, 2025
($ in millions)	Accelerated Depreciation	Separation Costs	Other Exit Costs	Total	Accelerated Depreciation	Separation Costs	Other Exit Costs	Total
2025 Restructuring Program
Cost of sales	$—	$—	$100	$100	$—	$—	$100	$100
Research and development	—	—	53	53	—	—	53	53
Restructuring costs	—	481	15	496	—	481	15	496
	—	481	168	649	—	481	168	649
2024 Restructuring Program
Cost of sales	55	—	10	65	96	—	5	101
Selling, general and administrative	—	—	1	1	—	—	1	1
Restructuring costs	—	6	58	64	—	7	126	133
	55	6	69	130	96	7	132	235
	$55	$487	$237	$779	$96	$488	$300	$884

	Three Months Ended June 30, 2024				Six Months Ended June 30, 2024
($ in millions)	Accelerated Depreciation	Separation Costs	Other Exit Costs	Total	Accelerated Depreciation	Separation Costs	Other Exit Costs	Total
2024 Restructuring Program
Cost of sales	$66	$—	$—	$66	$131	$—	$51	$182
Selling, general and administrative	—	—	31	31	—	—	36	36
Research and development	—	—	—	—	—	—	2	2
Restructuring costs	—	19	61	80	—	111	91	202
	$66	$19	$92	$177	$131	$111	$180	$422
Accelerated depreciation costs primarily relate to manufacturing, research and administrative facilities to be fully or partially closed or divested and equipment to be disposed of as part of the programs. Accelerated depreciation costs represent the difference between the depreciation expense to be recognized over the revised useful life of the asset, based upon the anticipated date the site will be closed or divested or the equipment disposed of, and depreciation expense as determined utilizing the useful life prior to the restructuring actions. All the sites will continue to operate up through the respective closure dates and, since future undiscounted cash flows are sufficient to recover the respective book values, Merck is recording accelerated depreciation over the revised useful life of the site assets. Anticipated site closure dates, particularly related to manufacturing locations, have been and may continue to be adjusted to reflect changes resulting from regulatory or other factors.
Separation costs are associated with actual headcount reductions, as well as involuntary headcount reductions which were probable and could be reasonably estimated.
Other exit costs in 2025 and 2024 include asset impairment, facility shut-down, contractual termination, and other related costs, as well as pretax gains and losses resulting from the sales of facilities and related assets. Additionally, other activity includes certain employee-related costs associated with pension and other postretirement benefit plans (see Note 9) and share-based compensation.
The following table summarizes the charges and spending related to restructuring program activities for the six months ended June 30, 2025:

($ in millions)	Accelerated Depreciation	Separation Costs	Other Exit Costs	Total
2025 Restructuring Program
Restructuring reserves January 1, 2025	$—	$—	$—	$—
Expenses	—	481	168	649
Non-cash activity	—	—	(53)	(53)
Restructuring reserves June 30, 2025	$—	$481	$115	$596
2024 Restructuring Program
Restructuring reserves January 1, 2025	$—	$564	$—	$564
Expenses	96	7	132	235
(Payments) receipts, net	—	(23)	(126)	(149)
Non-cash activity	(96)	—	(6)	(102)
Restructuring reserves June 30, 2025	$—	$548	$—	$548

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
The fair values of these derivative contracts are recorded as either assets (gain positions) or liabilities (loss positions) in the Condensed Consolidated Balance Sheet. Changes in the fair value of derivative contracts are recorded each period in either current earnings or Other comprehensive income (OCI), depending on whether the derivative is designated as part of a hedge transaction and, if so, the type of hedge transaction. For derivatives that are designated as cash flow hedges, the unrealized gains or losses on these contracts are recorded in Accumulated Other Comprehensive Loss (AOCL) and reclassified into Sales when the hedged anticipated revenue is recognized. The amount reclassified into earnings as a result of the discontinuation of cash flow hedges because it was no longer deemed probable the forecasted hedged transactions would occur was not material for the second quarter or first six months of either 2025 or 2024. For those derivatives which are not designated as cash flow hedges, but serve as economic hedges of forecasted sales, unrealized gains or losses are recorded in Sales each period. The cash flows from both designated and non-designated contracts are reported as operating activities in the Condensed Consolidated Statement of Cash Flows. The Company does not enter into derivatives for trading or speculative purposes.
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

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
The effects of the Company’s net investment hedges on OCI and the Condensed Consolidated Statement of Income are shown below:

	Amount of Pretax Loss (Gain) Recognized in Other Comprehensive Income (1)				Amount of Pretax Gain Recognized in Other (income) expense, net for Amounts Excluded from Effectiveness Testing
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2025	2024	2025	2024	2025	2024	2025	2024
Net Investment Hedging Relationships
Foreign exchange contracts	$38	$5	$65	$3	$(5)	$(1)	$(8)	$(1)
Euro-denominated notes	411	(34)	541	(96)	—	—	—	—
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
At June 30, 2025, the Company was a party to seven pay-floating, receive-fixed interest rate swap contracts designated as fair value hedges of a portion of fixed-rate notes as detailed in the table below.

	June 30, 2025
($ in millions)	Par Value of Debt	Number of Interest Rate Swaps Held	Total Swap Notional Amount
4.50% notes due 2033	$1,500	6	$1,500
5.00% notes due 2053	1,500	1	250
The interest rate swap contracts are designated hedges of the fair value changes in the notes attributable to changes in the benchmark Secured Overnight Financing Rate (SOFR) swap rate. The fair value changes in the notes attributable to changes in the SOFR swap rate are recorded in interest expense along with the offsetting fair value changes in the swap contracts. The cash flows from these contracts are reported as operating activities in the Condensed Consolidated Statement of Cash Flows. In August 2025, the Company entered into several forward starting swaps, each with a notional amount of $250 million.
The table below presents the location of amounts recorded in the Condensed Consolidated Balance Sheet related to cumulative basis adjustments for fair value hedges:

	Carrying Amount of Hedged Liabilities		Cumulative Amount of Fair Value Hedging Adjustment Increase Included in the Carrying Amount
($ in millions)	June 30, 2025	December 31, 2024	June 30, 2025	December 31, 2024
Balance Sheet Caption
Long-Term Debt	$1,814	$1,509	$75	$17
Presented in the table below is the fair value of derivatives on a gross basis segregated between those derivatives that are designated as hedging instruments and those that are not designated as hedging instruments:

		June 30, 2025			December 31, 2024
		Fair Value of Derivative		U.S. Dollar Notional	Fair Value of Derivative		U.S. Dollar Notional
($ in millions)		Asset	Liability		Asset	Liability
Derivatives Designated as Hedging Instruments	Balance Sheet Caption
Interest rate swap contracts	Other Assets	$76	$—	$1,750	$17	$—	$1,500
Foreign exchange contracts	Other current assets	23	—	2,289	323	—	8,662
Foreign exchange contracts	Other Assets	29	—	2,076	66	—	2,125
Foreign exchange contracts	Accrued and other current liabilities	—	433	8,732	—	1	162
Foreign exchange contracts	Other Noncurrent Liabilities	—	16	556	—	1	16
		$128	$449	$15,403	$406	$2	$12,465
Derivatives Not Designated as Hedging Instruments	Balance Sheet Caption
Foreign exchange contracts	Other current assets	$417	$—	$15,819	$323	$—	$12,544
Foreign exchange contracts	Other Assets	1	—	475	—	—	—
Foreign exchange contracts	Accrued and other current liabilities	—	405	12,522	—	343	13,551
Foreign exchange contracts	Other Noncurrent Liabilities	—	1	475	—	—	—
		$418	$406	$29,291	$323	$343	$26,095
		$546	$855	$44,694	$729	$345	$38,560

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

	June 30, 2025		December 31, 2024
($ in millions)	Asset	Liability	Asset	Liability
Gross amounts recognized in the condensed consolidated balance sheet	$546	$855	$729	$345
Gross amounts subject to offset in master netting arrangements not offset in the condensed consolidated balance sheet	(445)	(445)	(299)	(299)
Cash collateral received/posted	(4)	(97)	(165)	—
Net amounts	$97	$313	$265	$46
The table below provides information regarding the location and amount of pretax gains and losses of derivatives designated in fair value or cash flow hedging relationships:

	Three Months Ended June 30,						Six Months Ended June 30,
($ in millions)	2025	2024	2025	2024	2025	2024	2025	2024	2025	2024	2025	2024
Financial Statement Caption in which Effects of Fair Value or Cash Flow Hedges are Recorded	Sales		Other (income) expense, net (1)		Other comprehensive income (loss)		Sales		Other (income) expense, net (1)		Other comprehensive income (loss)
	$15,806	$16,112	$(7)	$42	$(456)	$(87)	$31,335	$31,887	$(43)	$12	$(476)	$(200)
Loss (gain) on fair value hedging relationships:
Interest rate swap contracts
Hedged items	—	—	20	4	—	—	—	—	58	(26)	—	—
Derivatives designated as hedging instruments	—	—	(19)	(4)	—	—	—	—	(58)	27	—	—
Impact of cash flow hedging relationships:
Foreign exchange contracts
Amount of (loss) gain recognized in OCI on derivatives	—	—	—	—	(542)	139	—	—	—	—	(743)	348
(Decrease) increase in Sales as a result of AOCL reclassifications	(23)	54	—	—	23	(54)	50	98	—	—	(50)	(98)
Interest rate contracts
Amount of gain recognized in Other (income) expense, net on derivatives	—	—	—	—	—	—	—	—	(1)	(1)	—	—
Amount of loss recognized in OCI on derivatives	—	—	—	—	—	—	—	—	—	—	(1)	(1)
(1)    Interest expense is a component of Other (income) expense, net.
The table below provides information regarding the income statement effects of derivatives not designated as hedging instruments:

		Amount of Derivative Pretax (Gain) Loss Recognized in Income
		Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)		2025	2024	2025	2024
Derivatives Not Designated as Hedging Instruments	Income Statement Caption
Foreign exchange contracts (1)	Other (income) expense, net	$(237)	$9	$(256)	$75
Foreign exchange contracts (2)	Sales	17	(10)	34	(20)
(1)    These derivative contracts primarily mitigate changes in the value of remeasured foreign currency denominated monetary assets and liabilities attributable to changes in foreign currency exchange rates.
(2)    These derivative contracts serve as economic hedges of forecasted transactions.
At June 30, 2025, the Company estimates $473 million of pretax net unrealized losses on derivatives maturing within the next 12 months that hedge foreign currency denominated sales over that same period will be reclassified from AOCL to Sales. The amount ultimately reclassified to Sales may differ as foreign exchange rates change. Realized gains and losses are ultimately determined by actual foreign exchange rates at maturity.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
Investments in Debt and Equity Securities
Information on investments in debt and equity securities is as follows:

	June 30, 2025				December 31, 2024
	Amortized Cost	Gross Unrealized		Fair Value	Amortized Cost	Gross Unrealized		Fair Value
($ in millions)		Gains	Losses			Gains	Losses
Commercial paper	$416	$—	$—	$416	$348	$—	$—	$348
U.S. government and agency securities	290	—	—	290	188	—	—	188
Foreign government bonds	1	—	—	1	—	—	—	—
Total debt securities	$707	$—	$—	$707	$536	$—	$—	$536
Publicly traded equity securities (1)				1,181				920
Total debt and publicly traded equity securities				$1,888				$1,456
(1)    Unrealized net gains of $147 million and $262 million were recorded in Other (income) expense, net in the second quarter and first six months of 2025, respectively, on equity securities still held at June 30, 2025. Unrealized net losses (gains) of $8 million and $(125) million were recorded in Other (income) expense, net in the second quarter and first six months of 2024, respectively, on equity securities still held at June 30, 2024.
At June 30, 2025 and June 30, 2024, the Company also had $870 million and $936 million, respectively, of equity investments without readily determinable fair values included in Other Assets. The Company records unrealized gains on these equity investments based on favorable observable price changes from transactions involving similar investments of the same investee and records unrealized losses based on unfavorable observable price changes, which are included in Other (income) expense, net. During the first six months of 2025, the Company recorded unrealized losses of $33 million related to certain of these equity investments still held at June 30, 2025. During the first six months of 2024, the Company recorded unrealized gains of $61 million and unrealized losses of $5 million related to certain of these equity investments still held at June 30, 2024. Cumulative unrealized gains and cumulative unrealized losses based on observable price changes for investments in equity investments without readily determinable fair values still held at June 30, 2025 were $307 million and $131 million, respectively.
At June 30, 2025 and June 30, 2024, the Company also had $221 million and $278 million, respectively, recorded in Other Assets for equity securities held through ownership interests in investment funds. Losses (gains) recorded in Other (income) expense, net relating to these investment funds were $27 million and $(7) million for the second quarter of 2025 and 2024, respectively, and were $50 million and $(5) million for the first six months of 2025 and 2024, respectively.
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

	Fair Value Measurements Using				Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
($ in millions)	June 30, 2025				December 31, 2024
Assets
Investments
Commercial paper	$—	$416	$—	$416	$—	$348	$—	$348
U.S. government and agency securities	—	198	—	198	—	99	—	99
Foreign government bonds	—	1	—	1	—	—	—	—
Publicly traded equity securities	774	—	—	774	463	—	—	463
	774	615	—	1,389	463	447	—	910
Other assets (1)
U.S. government and agency securities	92	—	—	92	89	—	—	89
Publicly traded equity securities (2)	407	—	—	407	457	—	—	457
	499	—	—	499	546	—	—	546
Derivative assets (3)
Forward exchange contracts	—	411	—	411	—	499	—	499
Interest rate swaps	—	76	—	76	—	17	—	17
Purchased currency options	—	59	—	59	—	213	—	213
	—	546	—	546	—	729	—	729
Total assets	$1,273	$1,161	$—	$2,434	$1,009	$1,176	$—	$2,185
Liabilities
Other liabilities
Contingent consideration	$—	$—	$—	$—	$—	$—	$193	$193
Derivative liabilities (3)
Forward exchange contracts	—	801	—	801	—	338	—	338
Written currency options	—	54	—	54	—	7	—	7
	—	855	—	855	—	345	—	345
Total liabilities	$—	$855	$—	$855	$—	$345	$193	$538
(1)    Investments included in other assets are restricted as to use, including for the payment of benefits under employee benefit plans.
(2)    Includes securities with an aggregate fair value of $81 million at December 31, 2024, which were subject to a contractual sale restriction that expired in April 2025.
(3)    The fair value determination of derivatives includes the impact of the credit risk of counterparties to the derivatives and the Company’s own credit risk, the effects of which were not significant.
As of June 30, 2025 and December 31, 2024, Cash and cash equivalents included $7.3 billion and $12.3 billion of cash equivalents, respectively (which would be considered Level 2 in the fair value hierarchy).
Contingent Consideration
Summarized information about the changes in the fair value of liabilities for contingent consideration associated with business combinations is as follows:

($ in millions)	2025	2024
Fair value January 1	$193	$354
Changes in estimated fair value (1)	(52)	(3)
Payments (2)	(141)	(126)
Fair value June 30	$—	$225
(1)    Recorded in Cost of sales, Research and development expenses, and Other (income) expense, net. Includes cumulative translation adjustments. Amount in 2025 includes the reversal of $45 million for a Zerbaxa sales-based milestone as it was determined that payment was not probable.
(2)    Amount in both periods reflects payments related to the 2016 termination of the Sanofi Pasteur MSD joint venture. Amount in 2025 also includes a $25 million payment related to the achievement of a sales-based milestone for Zerbaxa.
Other Fair Value Measurements
Some of the Company’s financial instruments, such as cash and cash equivalents, receivables and payables, are reflected in the balance sheet at carrying value, which approximates fair value due to their short-term nature.
The estimated fair value of loans payable and long-term debt (including current portion) at June 30, 2025, was $31.3 billion compared with a carrying value of $35.4 billion and at December 31, 2024, was $32.6 billion compared with a carrying value of $37.1 billion. Fair value was estimated using recent observable market prices and would be considered Level 2 in the fair value hierarchy.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
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
The Company has accounts receivable factoring agreements with financial institutions in certain countries to sell accounts receivable. The Company factored $1.6 billion and $2.1 billion of accounts receivable as of June 30, 2025 and December 31, 2024, respectively, under these factoring arrangements, which reduced outstanding accounts receivable. The cash received from the financial institutions is reported within operating activities in the Condensed Consolidated Statement of Cash Flows. In certain of these factoring arrangements, for ease of administration, the Company will collect customer payments related to the factored receivables, which it then remits to the financial institutions, generally within thirty days after receipt. As of June 30, 2025 and December 31, 2024, the Company had collected $43 million and $55 million, respectively, on behalf of the financial institutions, which is reflected as restricted cash in Other current assets, and the related obligation to remit the cash is recorded in Accrued and other current liabilities. The net cash flows related to these collections are reported as financing activities in the Condensed Consolidated Statement of Cash Flows. The cost of factoring such accounts receivable was de minimis.
Derivative financial instruments are executed under International Swaps and Derivatives Association master agreements. The master agreements with several of the Company’s financial institution counterparties also include credit support annexes. These annexes contain provisions that require collateral to be exchanged depending on the value of the derivative assets and liabilities, the Company’s credit rating, and the credit rating of the counterparty. Cash collateral advanced by the Company to counterparties was $97 million at June 30, 2025. Cash collateral received by the Company from various counterparties was $4 million and $165 million at June 30, 2025 and December 31, 2024, respectively. The obligation to return such collateral is recorded in Accrued and other current liabilities.
6.    Inventories
Inventories consisted of:

($ in millions)	June 30, 2025	December 31, 2024
Finished goods	$2,142	$2,022
Raw materials and work in process	9,888	8,831
Supplies	312	289
Total	12,342	11,142
Decrease to LIFO cost	(859)	(840)
	$11,483	$10,302
Recognized as:
Inventories	$6,601	$6,109
Other Assets	4,882	4,193
Amounts recognized as Other Assets are comprised almost entirely of raw materials and work in process inventories. At June 30, 2025 and December 31, 2024, these amounts included $4.3 billion and $3.8 billion, respectively, of inventories not expected to be sold within one year. In addition, these amounts included $572 million and $412 million at June 30, 2025 and December 31, 2024, respectively, of inventories produced in preparation for product launches (primarily MK-3475A, subcutaneous pembrolizumab).
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

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
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
Product Liability Litigation
Dr. Scholl’s Foot Powder
As previously disclosed, Merck is a defendant in product liability lawsuits in the U.S. arising from consumers’ alleged exposure to talc in Dr. Scholl’s foot powder, which Merck acquired through its merger with Schering-Plough Corporation and sold as part of the divestiture of Merck’s consumer care business to Bayer in 2014. In these actions, plaintiffs allege that they were exposed to asbestos-contaminated talc and developed mesothelioma as a result. As of June 30, 2025, approximately 575 cases were pending against Merck in various state courts.
Gardasil/Gardasil 9
As previously disclosed, Merck is a defendant in product liability lawsuits in the U.S. involving Gardasil (Human Papillomavirus Quadrivalent [Types 6, 11, 16 and 18] Vaccine, Recombinant) and Gardasil 9 (Human Papillomavirus 9-valent Vaccine, Recombinant). As of June 30, 2025, approximately 125 cases were filed and are pending against Merck in either federal or state court. In these actions, plaintiffs allege, among other things, that they suffered various personal injuries after vaccination with Gardasil or Gardasil 9, with postural orthostatic tachycardia syndrome (POTS) as a predominate alleged injury.
In August 2022, the U.S. Judicial Panel on Multidistrict Litigation ordered that Gardasil/Gardasil 9 product liability cases pending in federal courts nationwide be transferred to Judge Robert J. Conrad in the Western District of North Carolina for coordinated pre-trial proceedings. In February 2024, the multidistrict litigation (Gardasil MDL) was reassigned to Judge Kenneth D. Bell. On March 11, 2025, the court granted Merck’s motion for summary judgment in 16 bellwether cases on implied preemption grounds; plaintiffs have appealed to the Fourth Circuit. The parties’ letter submissions on next steps in the Gardasil MDL proceeding in light of the court’s decision were submitted on April 8, 2025. Expert discovery is set to commence on the remaining alleged conditions on September 2, 2025 with summary judgment briefing to follow.
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
On May 1, 2025, plaintiff’s co-lead counsel in the Gardasil MDL filed a new six-plaintiff complaint in New Jersey state court. On May 30, 2025, Merck removed the case to federal court and has requested that the U.S. Judicial Panel on Multidistrict Litigation transfer the case to the Gardasil MDL. Plaintiffs have opposed transfer to the Gardasil MDL and have moved to have the case remanded to New Jersey state court.
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

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
similar matters. Certain of these preliminary inquiries or activities may lead to the commencement of formal proceedings. Should those proceedings be determined adversely to the Company, monetary fines and/or remedial undertakings may be required.
Securities Litigation
As previously disclosed, in February 2025, a putative class action was filed against Merck and certain of its officers in the U.S. District Court for the District of New Jersey, captioned Cronin v. Merck & Co., Inc., et al., purportedly on behalf of all purchasers of Merck common stock between February 2022 and February 2025. Plaintiff alleges that Merck violated federal securities laws by making materially false and misleading statements and material omissions regarding demand for Gardasil/Gardasil 9 in China. Plaintiff seeks unspecified monetary damages, pre-judgment and post-judgment interest, and fees and costs. On April 7, 2025, the court entered a joint stipulation staying the defendants’ deadline to respond to the complaint until after a lead plaintiff is appointed and requiring the parties to confer and jointly propose deadlines for amending and responding to the complaint within 14 days of the lead plaintiff appointment. Lead plaintiff motions were filed on April 14, 2025, and remain pending.
On July 18, 2025, purported Merck stockholder Terence Collins filed a derivative lawsuit in the U.S. District Court for the District of New Jersey, captioned Collins v. Davis, et al., against certain Merck officers and board members. The complaint asserts claims of violation of the Exchange Act, breach of fiduciary duty, waste of corporate assets, and unjust enrichment based on the same allegations as in the putative securities class action. On behalf of the Company, the complaint seeks unspecified monetary damages, corporate governance reforms, injunctive relief, restitution, and fees and costs.
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
In December 2024, the district court in the District of New Jersey granted in part and denied in part the motions to dismiss in the Humana and Centene cases and, on January 29, 2025, Humana and Centene filed amended complaints. On March 5, 2025, the Merck Defendants filed motions to dismiss the amended complaints. On March 24, 2025, the Merck Defendants filed a third-party complaint against AmerisourceBergen Drug Corp., AmerisourceBergen Corp., and Cencora, Inc., (collectively, Cencora) seeking indemnification and a declaration of rights for Humana’s direct purchaser claims. On June 23, 2025, Cencora moved to dismiss the third-party complaint or, in the alternative, to transfer the third-party action to the Eastern District of Virginia.
On February 25, 2025, the district court in the District of Minnesota granted in part and denied in part the motion to dismiss in the United HealthCare case. On March 11, 2025, the Merck Defendants filed an answer and affirmative defenses in response to United HealthCare’s complaint. On March 24, 2025, the Merck Defendants filed a third-party complaint against Cardinal Health, Inc., Cardinal Health 110, LLC, and Cardinal Health 112, LLC (collectively, Cardinal), seeking indemnification and a declaration of rights for certain of United HealthCare’s direct and indirect purchaser claims. On June 6, 2025, Cardinal filed a motion to dismiss the Merck Defendants’ third-party complaint on forum grounds, or in the alternative, to stay the Merck Defendants’ third-party claims pending arbitration.
On March 18, 2025, the district court in the Northern District of California granted in part and denied in part the motion to dismiss in the Kaiser case. The court granted Kaiser leave to amend its complaint, and Kaiser filed its second amended complaint on April 15, 2025. On May 20, 2025, the Merck Defendants moved to dismiss certain claims in the second amended complaint.
Patent Litigation
From time to time, generic and biosimilar manufacturers of pharmaceutical products file abbreviated New Drug Applications (ANDAs) and Biologics License Applications, respectively, with the U.S. Food and Drug Administration (FDA) seeking to market generic and biosimilar forms of the Company’s products prior to the expiration of relevant patents owned by the Company. To protect its patent rights, the Company may file patent infringement lawsuits against such generic and biosimilar companies. Similar lawsuits defending the Company’s patent rights may exist in other countries. The Company intends to vigorously defend its patents, which it believes are valid, against infringement by companies attempting to market products prior

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
to the expiration of such patents. As with any litigation, there can be no assurance of the outcomes, which, if adverse, could result in significantly shortened periods of exclusivity for these products and, with respect to products acquired through acquisitions accounted for as business combinations, potentially significant intangible asset impairment charges. In addition to these matters, the Company may be involved in other litigation involving its intellectual property and intellectual property owned or licensed by other companies.
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
As previously disclosed, beginning in 2019, a number of generic drug companies filed ANDAs seeking approval of generic forms of Januvia and Janumet along with Paragraph IV certifications challenging the validity of the salt/polymorph patent. The Company has settled with over two dozen generic companies providing that these generic companies can bring their generic versions of Januvia and Janumet to the market in the U.S. in May 2026 or earlier under certain circumstances, and their generic versions of Janumet XR to the market in July 2026 or earlier under certain circumstances.
In March 2021, the Company filed a patent infringement lawsuit in the U.S. District Court for the District of Delaware against Zydus Worldwide DMCC, Zydus Pharmaceuticals (USA) Inc., and Cadila Healthcare Ltd. (collectively, Zydus). In that lawsuit, the Company alleged infringement of the salt/polymorph patent based on the filing of Zydus’s NDA seeking approval of a form of sitagliptin that is different from than that used in Januvia. In December 2022, the parties reached settlement that included dismissal of the case without prejudice enabling Zydus to seek final approval of a non-automatically substitutable product.
In January 2023, the Company received a Paragraph IV Certification Letter under the Hatch-Waxman Act notifying the Company that Zydus filed an ANDA seeking approval of sitagliptin/metformin HCl tablets. In March 2023, the parties reached settlement enabling Zydus to seek final approval of a non-automatically substitutable product containing a different form of sitagliptin than that used in Janumet. In November 2023, the Company received a Paragraph IV Certification Letter under the Hatch-Waxman Act notifying the Company that Zydus filed an ANDA seeking approval of sitagliptin/metformin HCl Extended Release tablets. In January 2024, the parties reached settlement enabling Zydus to seek final approval of a non-automatically substitutable version containing a different form of sitagliptin than that used in Janumet XR.
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

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
was dismissed without prejudice in July 2024. Following the dismissal, the Company granted Azurity a covenant not to assert the salt/polymorph patent against the Azurity product that is the subject of such ANDA.
Supplementary Protection Certificates (SPCs) for Janumet expired in April 2023 for the majority of European countries. Prior to expiration, generic companies sought revocation of the Janumet SPCs in a number of European countries. In February 2022, a Finnish court referred certain questions to the Court of Justice of the European Union that could impact the validity of the Janumet SPCs in Europe. A decision rendered in December 2024 provides guidance on points of law and does not directly apply to the Janumet SPCs. Thus, additional proceedings in certain countries where generic companies were prevented from launching products during the SPC period may be necessary to determine whether the SPCs are valid and if not, whether damages are appropriate. Those countries include Belgium, Czech Republic, Ireland, Finland, France, Slovakia and Switzerland. If the Janumet SPCs are ultimately upheld, the Company has reserved its rights related to the pursuit of damages for those countries where a generic launched prior to expiry of the Janumet SPC.
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
Keytruda — As previously disclosed, in November 2022, the Company filed a complaint against The Johns Hopkins University (JHU) in the U.S. District Court of Maryland. This action concerns a joint research collaboration between Merck and JHU regarding the use of Keytruda in certain indications. Merck and JHU partnered to design and conduct a clinical study administering Keytruda to cancer patients having tumors that had the genetic biomarker known as microsatellite instability-high (MSI-H) (the Joint Clinical Study). Subsequently JHU obtained a number of U.S. patents specifically relying on the Joint Clinical Study. Merck alleges that JHU breached the collaboration agreement by obtaining issuance of these patents without informing or involving Merck, which were licensed to others, and then trying to enforce these patents against Merck. Merck therefore brought an action for breach of contract, declaratory judgment of noninfringement, and promissory estoppel. JHU answered the complaint in April and May 2023, denying Merck’s claims, and counterclaiming for willful infringement of nine issued U.S. patents, including a demand for damages. Between November 30, 2023, and March 13, 2024, the Company filed inter partes review petitions with the United States Patent Office’s Patent Trial and Appeal Board (PTAB), challenging the patentability of all nine patents asserted in the district court. Between June 2024 and October 2024, the PTAB instituted a review of all nine challenged patents. In June 2024, the district court granted Merck’s motion to stay the case in its entirety pending the outcome of the PTAB proceeding instituted in June 2024.
On June 9, 2025, the PTAB issued its final decision finding all claims of the first challenged JHU Patent (e.g., U.S. Patent No. 11,591,393) unpatentable. JHU has filed a request asking for the Director of the United States Patent & Trademark Office to review that decision.
Because the PTAB institution decisions for the nine different JHU patents were staggered between June 2024 and October 2024, the decision issued on June 9, 2025 is only with respect to the first challenged patent. The Company expects subsequent final decisions in the eight remaining proceedings in the fall. The district court’s stay is expected to continue until at least the issuance of all subsequent final decisions.
Subcutaneous Pembrolizumab — Halozyme, Inc. has publicly alleged that certain patents in its modified hyaluronidase (MDASE) portfolio cover the Company’s subcutaneous pembrolizumab candidate, which is currently under review by the FDA. In November 2024, the Company began filing a series of post grant review (PGR) petitions before the PTAB alleging that certain patents in the MDASE portfolio are invalid. On June 2, 2025, the PTAB instituted the first petition filed by the Company. Since then, the PTAB also instituted three additional petitions. Institution decisions on 10 additional patents in the MDASE portfolio are still pending.
On April 24, 2025, Halozyme, Inc. filed a complaint in the U.S. District Court for the District of New Jersey alleging that the Company’s activities related to subcutaneous pembrolizumab infringe or will infringe 15 patents belonging to the MDASE portfolio, 12 of which are the subject of the Company’s already filed PGR petitions. Although there are three patents that were not and cannot be challenged using the PGR process, the Company believes those patents are invalid and suffer from the same defects as the patents currently being challenged and those patents can be challenged in court proceedings if required.
Lynparza — As previously disclosed, between December 2022 and November 2024, AstraZeneca Pharmaceuticals LP received Paragraph IV Certification Letters under the Hatch-Waxman Act notifying AstraZeneca that Natco Pharma Limited, Sandoz Inc., Cipla USA, Inc and Cipla Limited (collectively Cipla), and Zydus Pharmaceuticals (USA) Inc. have filed separate applications to the FDA seeking pre-patent expiry approval to sell generic versions of Lynparza (olaparib) tablet. Between February 2023 and January 2025, AstraZeneca and the Company filed a series of patent infringement lawsuits in the U.S. District Court for the District of New Jersey against each generic company asserting a number of Orange-Book listed patents. The filing of the initial infringement suit generally stays FDA approval for 30 months from the date of the Paragraph IV notice or until an adverse court decision, if any, whichever may occur earlier. In these cases, however, none of the generic companies are challenging the patent specifically claiming the olaparib compound which expires in September 2027. Thus, the earliest date the FDA can approve any of the currently pending generic applications is September 2027. All cases have been consolidated and a trial is expected in 2026.

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
Legal Defense Reserves
Legal defense costs expected to be incurred in connection with a loss contingency are accrued when probable and reasonably estimable. Some of the significant factors considered in the review of these legal defense reserves are as follows: the actual costs incurred by the Company; the development of the Company’s legal defense strategy and structure in light of the scope of its litigation; the number of cases being brought against the Company; the costs and outcomes of completed trials; and the most current information regarding anticipated timing, progression, and related costs of pre-trial activities and trials in the associated litigation. The amount of legal defense reserves as of June 30, 2025 and December 31, 2024 of approximately $255 million and $225 million, respectively, represents the Company’s best estimate of the minimum amount of defense costs to be incurred in connection with its outstanding litigation; however, events such as additional trials and other events that could arise in the course of its litigation could affect the ultimate amount of legal defense costs to be incurred by the Company. The Company will continue to monitor its legal defense costs and review the adequacy of the associated reserves and may determine to increase the reserves at any time in the future if, based upon the factors set forth, it believes it would be appropriate to do so.
8.    Equity

	Three Months Ended June 30,
	Common Stock		Other Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Non- controlling Interests	Total
($ and shares in millions except per share amounts)	Shares	Par Value				Shares	Cost
Balance at April 1, 2024	3,577	$1,788	$44,598	$56,697	$(5,274)	1,044	$(57,445)	$60	$40,424
Net income attributable to Merck & Co., Inc.	—	—	—	5,455	—	—	—	—	5,455
Other comprehensive loss, net of taxes	—	—	—	—	(87)	—	—	—	(87)
Cash dividends declared on common stock ($0.77 per share)	—	—	—	(1,965)	—	—	—	—	(1,965)
Treasury stock shares purchased	—	—	—	—	—	2	(251)	—	(251)
Share-based compensation plans and other	—	—	(236)	—	—	(5)	302	—	66
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	6	6
Balance at June 30, 2024	3,577	$1,788	$44,362	$60,187	$(5,361)	1,041	$(57,394)	$66	$43,648
Balance at April 1, 2025	3,577	$1,788	$44,816	$66,097	$(4,965)	1,061	$(59,401)	$65	$48,400
Net income attributable to Merck & Co., Inc.	—	—	—	4,427	—	—	—	—	4,427
Other comprehensive loss, net of taxes	—	—	—	—	(456)	—	—	—	(456)
Cash dividends declared on common stock ($0.81 per share)	—	—	—	(2,047)	—	—	—	—	(2,047)
Treasury stock shares purchased	—	—	—	—	—	17	(1,345)	—	(1,345)
Share-based compensation plans and other	—	—	(172)	—	—	(4)	251	1	80
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	1	1
Balance at June 30, 2025	3,577	$1,788	$44,644	$68,477	$(5,421)	1,074	$(60,495)	$67	$49,060

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

	Six Months Ended June 30,
	Common Stock		Other Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Non- controlling Interests	Total
($ and shares in millions except per share amounts)	Shares	Par Value				Shares	Cost
Balance at January 1, 2024	3,577	$1,788	$44,509	$53,895	$(5,161)	1,045	$(57,450)	$54	$37,635
Net income attributable to Merck & Co., Inc.	—	—	—	10,217	—	—	—	—	10,217
Other comprehensive loss, net of taxes	—	—	—	—	(200)	—	—	—	(200)
Cash dividends declared on common stock ($1.54 per share)	—	—	—	(3,925)	—	—	—	—	(3,925)
Treasury stock shares purchased	—	—	—	—	—	3	(373)	—	(373)
Share-based compensation plans and other	—	—	(147)	—	—	(7)	429	1	283
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	11	11
Balance at June 30, 2024	3,577	$1,788	$44,362	$60,187	$(5,361)	1,041	$(57,394)	$66	$43,648
Balance at January 1, 2025	3,577	$1,788	$44,704	$63,069	$(4,945)	1,049	$(58,303)	$59	$46,372
Net income attributable to Merck & Co., Inc.	—	—	—	9,506	—	—	—	—	9,506
Other comprehensive loss, net of taxes	—	—	—	—	(476)	—	—	—	(476)
Cash dividends declared on common stock ($1.62 per share)	—	—	—	(4,098)	—	—	—	—	(4,098)
Treasury stock shares purchased	—	—	—	—	—	29	(2,509)	—	(2,509)
Share-based compensation plans and other	—	—	(60)	—	—	(4)	317	—	257
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	8	8
Balance at June 30, 2025	3,577	$1,788	$44,644	$68,477	$(5,421)	1,074	$(60,495)	$67	$49,060
9.    Pension and Other Postretirement Benefit Plans
The Company has defined benefit pension plans covering eligible employees in the U.S. and in certain of its international subsidiaries. The net periodic benefit cost (credit) of such plans consisted of the following components:

	Three Months Ended June 30,				Six Months Ended June 30,
	2025		2024		2025		2024
($ in millions)	U.S.	International	U.S.	International	U.S.	International	U.S.	International
Service cost	$90	$60	$86	$60	$180	$114	$173	$122
Interest cost	141	75	134	73	282	146	269	147
Expected return on plan assets	(210)	(152)	(207)	(137)	(420)	(295)	(417)	(278)
Amortization of unrecognized prior service credit	—	(4)	—	(3)	—	(8)	—	(6)
Net loss amortization	13	2	10	1	25	5	20	3
Termination benefits	—	—	—	—	—	—	4	—
	$34	$(19)	$23	$(6)	$67	$(38)	$49	$(12)
The Company provides medical benefits, principally to its eligible U.S. retirees and similar benefits to their dependents, through its other postretirement benefit plans. The net credit of such plans consisted of the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2025	2024	2025	2024
Service cost	$9	$8	$19	$15
Interest cost	16	14	31	28
Expected return on plan assets	(13)	(20)	(26)	(40)
Amortization of unrecognized prior service credit	(10)	(11)	(20)	(21)
Net gain amortization	(10)	(12)	(20)	(24)
	$(8)	$(21)	$(16)	$(42)
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

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
10.    Other (Income) Expense, Net
Other (income) expense, net, consisted of:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2025	2024	2025	2024
Interest income	$(69)	$(69)	$(178)	$(141)
Interest expense	305	310	618	613
Exchange losses	78	60	167	144
Income from investments in equity securities, net (1)	(100)	(56)	(189)	(200)
Net periodic defined benefit plan (credit) cost other than service cost	(152)	(159)	(300)	(319)
Other, net	(69)	(44)	(161)	(85)
	$(7)	$42	$(43)	$12
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
Interest paid for the six months ended June 30, 2025 and 2024 was $616 million and $581 million, respectively.
11.    Income Taxes
The effective income tax rates of 11.4% and 12.7% for the second quarter and first six months of 2025, respectively, reflect a 2.9 percentage point favorable impact and a 1.4 percentage point favorable impact, respectively, due to $146 million of tax benefits resulting primarily from favorable audit adjustments. The effective income tax rates in both the second quarter and first six months of 2025 also reflect the favorable impacts of geographical mix of income and expense, as well as certain discrete items.
The effective income tax rates of 9.1% and 12.4% for the second quarter and first six months of 2024, respectively, reflect a 4.3 percentage point favorable impact and a 2.2 percentage point favorable impact, respectively, due to a $259 million reduction in reserves for unrecognized income tax benefits resulting from the expiration in June 2024 of the statute of limitations for assessments related to the 2019 federal tax return year. The effective income tax rate for the first six months of 2024 also reflects a 0.7 percentage point unfavorable impact of a charge for the acquisition of Harpoon for which no tax benefit was recognized.
While many jurisdictions in which Merck operates have adopted the global minimum tax provision of the Organization for Economic Cooperation and Development (OECD) Pillar 2, effective for tax years beginning in January 2024, it resulted in a minimal impact to the Company’s 2024 effective income tax rate due to the accounting for the tax effects of intercompany transactions. The Company expects the impact of the global minimum tax to be approximately 2% for full year 2025. In addition, in July 2025, H.R.1 - One Big Beautiful Bill Act (OBBBA) was enacted into law. The Company is currently evaluating the effects of the OBBBA but does not expect a material tax impact.
The Internal Revenue Service (IRS) is currently conducting examinations of the Company’s tax returns for the years 2017 and 2018, including the one-time transition tax enacted under the Tax Cuts and Jobs Act of 2017 (TCJA). In April 2025, Merck received Notices of Proposed Adjustment (NOPAs) that would increase the amount of the one-time transition tax on certain undistributed earnings of foreign subsidiaries by approximately $1.3 billion. In addition, the NOPAs included penalties of approximately $260 million. These amounts are exclusive of any interest that may be due. The Company disagrees with the proposed adjustments and will vigorously contest the NOPAs through all available administrative and, if necessary, judicial proceedings. It is expected to take a number of years to reach resolution of this matter. If the Company is ultimately unsuccessful in defending its position, the impact could be material to its financial statements. The statute of limitations for assessments with respect to the 2019 and 2020 federal tax return years expired in June 2024 and October 2024, respectively. The IRS is also currently conducting examinations of the Company’s tax returns for the years 2021 and 2022. In addition, various state and foreign examinations are in progress.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
12.    Earnings Per Share
The calculations of earnings per share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ and shares in millions except per share amounts)	2025	2024	2025	2024
Net Income Attributable to Merck & Co., Inc.	$4,427	$5,455	$9,506	$10,217
Average common shares outstanding	2,510	2,534	2,516	2,534
Common shares issuable (1)	3	10	6	10
Average common shares outstanding assuming dilution	2,513	2,544	2,522	2,544
Basic Earnings per Common Share Attributable to Merck & Co., Inc. Common Shareholders	$1.76	$2.15	$3.78	$4.03
Earnings per Common Share Assuming Dilution Attributable to Merck & Co., Inc. Common Shareholders	$1.76	$2.14	$3.77	$4.02
(1)    Issuable primarily under share-based compensation plans.
For the second quarter of 2025 and 2024, 19 million and 7 million, respectively, and for the first six months of 2025 and 2024, 12 million and 5 million, respectively, of common shares issuable under share-based compensation plans were excluded from the computations of earnings per common share assuming dilution because the effect would have been antidilutive.
13.    Other Comprehensive Income (Loss)
Changes in each component of other comprehensive income (loss) are as follows:

	Three Months Ended June 30,
($ in millions)	Derivatives		Employee Benefit Plans		Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Loss
Balance April 1, 2024, net of taxes	$106		$(2,798)		$(2,582)	$(5,274)
Other comprehensive income (loss) before reclassification adjustments, pretax	139		1		(157)	(17)
Tax	(29)		2		(7)	(34)
Other comprehensive income (loss) before reclassification adjustments, net of taxes	110		3		(164)	(51)
Reclassification adjustments, pretax	(55)	(1)	(15)	(2)	20	(50)
Tax	12		2		—	14
Reclassification adjustments, net of taxes	(43)		(13)		20	(36)
Other comprehensive income (loss), net of taxes	67		(10)		(144)	(87)
Balance June 30, 2024, net of taxes	$173		$(2,808)		$(2,726)	$(5,361)
Balance April 1, 2025, net of taxes	$25		$(2,345)		$(2,645)	$(4,965)
Other comprehensive income (loss) before reclassification adjustments, pretax	(542)		(1)		134	(409)
Tax	114		(1)		(172)	(59)
Other comprehensive income (loss) before reclassification adjustments, net of taxes	(428)		(2)		(38)	(468)
Reclassification adjustments, pretax	23	(1)	(8)	(2)	—	15
Tax	(5)		2		—	(3)
Reclassification adjustments, net of taxes	18		(6)		—	12
Other comprehensive income (loss), net of taxes	(410)		(8)		(38)	(456)
Balance June 30, 2025, net of taxes	$(385)		$(2,353)		$(2,683)	$(5,421)

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

	Six Months Ended June 30,
($ in millions)	Derivatives		Employee Benefit Plans		Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Loss
Balance January 1, 2024, net of taxes	$(24)		$(2,793)		$(2,344)	$(5,161)
Other comprehensive income (loss) before reclassification adjustments, pretax	348		6		(382)	(28)
Tax	(73)		(2)		(20)	(95)
Other comprehensive income (loss) before reclassification adjustments, net of taxes	275		4		(402)	(123)
Reclassification adjustments, pretax	(99)	(1)	(30)	(2)	20	(109)
Tax	21		11		—	32
Reclassification adjustments, net of taxes	(78)		(19)		20	(77)
Other comprehensive income (loss), net of taxes	197		(15)		(382)	(200)
Balance June 30, 2024, net of taxes	$173		$(2,808)		$(2,726)	$(5,361)
Balance January 1, 2025, net of taxes	$242		$(2,327)		$(2,860)	$(4,945)
Other comprehensive income (loss) before reclassification adjustments, pretax	(743)		(2)		334	(411)
Tax	156		(1)		(157)	(2)
Other comprehensive income (loss) before reclassification adjustments, net of taxes	(587)		(3)		177	(413)
Reclassification adjustments, pretax	(51)	(1)	(18)	(2)	—	(69)
Tax	11		(5)		—	6
Reclassification adjustments, net of taxes	(40)		(23)		—	(63)
Other comprehensive income (loss), net of taxes	(627)		(26)		177	(476)
Balance June 30, 2025, net of taxes	$(385)		$(2,353)		$(2,683)	$(5,421)
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

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
Sales of the Company’s products were as follows:

	Three Months Ended June 30,						Six Months Ended June 30,
	2025			2024			2025			2024
($ in millions)	U.S.	Int’l	Total	U.S.	Int’l	Total	U.S.	Int’l	Total	U.S.	Int’l	Total
Pharmaceutical:
Oncology
Keytruda	$4,749	$3,207	$7,956	$4,412	$2,858	$7,270	$9,057	$6,104	$15,161	$8,531	$5,686	$14,217
Alliance revenue-Lynparza (1)	174	195	370	153	165	317	319	363	682	288	321	609
Alliance revenue-Lenvima (1)	183	83	265	177	73	249	368	155	523	349	155	504
Welireg	138	24	162	116	10	126	261	39	300	194	17	211
Alliance revenue-Reblozyl (2)	88	19	107	75	15	90	189	37	226	133	28	161
Vaccines
Gardasil/Gardasil 9	545	581	1,126	536	1,941	2,478	1,082	1,371	2,453	1,024	3,702	4,727
ProQuad/M-M-R II/Varivax	481	128	609	490	127	617	903	245	1,148	928	259	1,187
Vaxneuvance	136	93	229	99	90	189	275	184	459	260	148	408
RotaTeq	60	61	121	107	56	163	225	125	349	257	123	379
Capvaxive	129	—	129	—	—	—	235	1	236	—	—	—
Pneumovax 23	5	33	38	11	48	59	3	76	79	17	103	120
Hospital Acute Care
Bridion	411	50	461	351	104	455	789	113	902	680	215	895
Prevymis	115	113	228	90	98	188	217	219	436	165	197	362
Dificid	83	13	96	79	12	92	155	24	179	147	17	165
Zerbaxa	45	29	74	33	28	62	87	57	145	67	51	118
Cardiovascular
Winrevair	323	12	336	70	—	70	591	24	615	70	—	70
Alliance revenue-Adempas/Verquvo (3)	108	15	123	98	8	106	205	23	229	188	16	203
Adempas	—	80	80	—	72	72	—	147	147	—	142	142
Virology
Lagevrio	30	52	83	15	95	110	66	119	185	60	400	460
Isentress/Isentress HD	48	38	86	43	46	89	99	77	176	93	107	200
Delstrigo	14	70	83	14	45	60	29	121	150	26	89	116
Pifeltro	25	16	41	27	12	39	57	29	86	56	25	81
Neuroscience
Belsomra	18	21	40	19	34	53	31	58	90	33	66	99
Immunology
Simponi	—	—	—	—	172	172	—	—	—	—	356	356
Remicade	—	—	—	—	35	35	—	—	—	—	74	74
Diabetes
Januvia	216	155	372	177	227	405	561	360	921	361	463	824
Janumet	68	184	251	17	208	224	133	366	498	55	420	475
Other pharmaceutical (4)	136	450	584	190	430	618	317	997	1,313	354	899	1,252
Total Pharmaceutical segment sales	8,328	5,722	14,050	7,399	7,009	14,408	16,254	11,434	27,688	14,336	14,079	28,415
Animal Health:
Livestock	190	771	961	168	669	837	384	1,501	1,885	334	1,352	1,686
Companion Animal	309	376	685	287	358	645	617	732	1,349	595	712	1,307
Total Animal Health segment sales	499	1,147	1,646	455	1,027	1,482	1,001	2,233	3,234	929	2,064	2,993
Total segment sales	8,827	6,869	15,696	7,854	8,036	15,890	17,255	13,667	30,922	15,265	16,143	31,408
Other (5)	9	100	110	22	200	222	104	310	413	89	390	479
	$8,836	$6,969	$15,806	$7,876	$8,236	$16,112	$17,359	$13,977	$31,335	$15,354	$16,533	$31,887
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
(5)    Other is primarily comprised of miscellaneous corporate revenue, including revenue hedging activities which increased sales by $16 million and $118 million for the six months ended June 30, 2025 and 2024, respectively, as well as revenue from third-party manufacturing arrangements (including sales to Organon & Co.). Other for the six months ended June 30, 2025 and 2024 also includes $100 million and $76 million, respectively, related to upfront and milestone payments received by Merck for out-licensing arrangements.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
Product sales are recorded net of the provision for discounts, including chargebacks, which are customer discounts that occur when a contracted customer purchases through an intermediary wholesale purchaser, and rebates that are owed based upon definitive contractual agreements or legal requirements with private sector and public sector (Medicaid and Medicare Part D) benefit providers, after the final dispensing of the product by a pharmacy to a benefit plan participant. These discounts, in the aggregate, reduced U.S. sales by $2.5 billion and $3.3 billion for the three months ended June 30, 2025 and 2024, respectively, and $4.7 billion and $6.6 billion for the six months ended June 30, 2025 and 2024, respectively.
Consolidated sales by geographic area where derived are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2025	2024	2025	2024
United States	$8,836	$7,876	$17,359	$15,354
Europe, Middle East and Africa	3,659	3,515	7,109	7,078
Latin America	859	858	1,651	1,655
Asia Pacific (other than China and Japan)	785	748	1,474	1,472
Japan	626	686	1,295	1,507
China	446	1,817	1,148	3,589
Other	595	612	1,299	1,232
	$15,806	$16,112	$31,335	$31,887
A reconciliation of segment profits to Income Before Taxes is as follows:

	Three Months Ended June 30,						Six Months Ended June 30,
	2025			2024			2025			2024
($ in millions)	Pharma- ceutical	Animal Health	Total	Pharma- ceutical	Animal Health	Total	Pharma-ceutical	Animal Health	Total	Pharma-ceutical	Animal Health	Total
Segment sales	$14,050	$1,646	$15,696	$14,408	$1,482	$15,890	$27,688	$3,234	$30,922	$28,415	$2,993	$31,408
Less segment costs: (1)
Cost of sales	1,601	659		1,708	612		3,174	1,258		3,414	1,225
Selling, general and administrative	1,456	284		1,514	270		2,858	544		2,943	523
Research and development (2)	—	110		—	91		—	205		—	181
Other segment items (3)	(21)	—		(14)	1		(70)	1		(46)	—
Total segment profits	$11,014	$593	$11,607	$11,200	$508	$11,708	$21,726	$1,226	$22,952	$22,104	$1,064	$23,168
Other profits			30			129			231			274
Unallocated:
Interest income			69			69			178			141
Interest expense			(305)			(310)			(618)			(613)
Amortization			(601)			(614)			(1,198)			(1,087)
Depreciation			(455)			(450)			(896)			(902)
Research and development			(3,844)			(3,360)			(7,321)			(7,209)
Restructuring costs			(560)			(80)			(629)			(202)
Other unallocated, net			(942)			(1,086)			(1,797)			(1,895)
			$4,999			$6,006			$10,902			$11,675
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
Pharmaceutical segment profits are comprised of segment sales less standard costs, as well as selling, general and administrative expenses directly incurred by the segment. Animal Health segment profits are comprised of segment sales, less all cost of sales, as well as selling, general and administrative expenses and research and development costs directly incurred by the segment. The chief operating decision maker (Merck’s Chief Executive Officer) uses segment profit to allocate resources predominately during the planning and forecasting process. For internal management reporting presented to the chief operating decision maker, Merck does not allocate the remaining cost of sales not included in segment profits as described above, research and development expenses incurred by Merck Research Laboratories (the Company’s research and development division that focuses on human health-related activities), or general and administrative expenses not directly incurred by the segments, nor the cost of financing these activities. Separate divisions maintain responsibility for monitoring and managing these costs, including depreciation related to fixed assets utilized by these divisions and, therefore, they are not included in segment profits. In addition, costs related to restructuring activities, as well as the amortization of intangible assets and amortization of purchase accounting adjustments are not allocated to segments.
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
Equity income from affiliates and depreciation included in segment profits is as follows:

	Three Months Ended June 30,						Six Months Ended June 30,
	2025			2024			2025			2024
($ in millions)	Pharma- ceutical	Animal Health	Total	Pharma- ceutical	Animal Health	Total	Pharma-ceutical	Animal Health	Total	Pharma-ceutical	Animal Health	Total
Equity income from affiliates	$29	$—	$29	$29	$—	$29	$86	$—	$86	$77	$—	$77
Depreciation	1	62	63	1	67	68	2	122	124	2	125	127
Property, plant and equipment, net, by geographic area where located is as follows:

($ in millions)	June 30, 2025	December 31, 2024
United States	$15,182	$14,724
Europe, Middle East and Africa	8,554	7,548
Asia Pacific (other than China and Japan)	966	982
China	204	202
Japan	144	143
Latin America	135	133
Other	51	47
	$25,236	$23,779
The Company does not disaggregate assets on a products and services basis for internal management reporting and, therefore, such information is not presented.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Business Development Transactions
Below is a summary of significant business development activity thus far in 2025.
In July 2025, Merck entered into a definitive agreement to acquire Verona Pharma plc (Verona Pharma), a biopharmaceutical company focused on respiratory diseases, for $107 per American Depository Share (each of which represents eight Verona Pharma ordinary shares) for a total transaction value of approximately $10 billion. Through this acquisition, Merck will acquire Ohtuvayre (ensifentrine), a first-in-class selective dual inhibitor of phosphodiesterases 3 and 4 (PDE3 and PDE4), which was approved in the U.S. in June 2024 for the maintenance treatment of chronic obstructive pulmonary disease (COPD) in adult patients and is also being evaluated in clinical trials for the treatment of non-cystic fibrosis bronchiectasis. Closing of the acquisition is expected in the fourth quarter of 2025, but is subject to certain conditions, including approval under the Hart-Scott-Rodino Antitrust Improvements Act, approval of Verona Pharma’s shareholders, sanction by the High Court of Justice of England and Wales and other customary conditions. If the proposed transaction closes, the Company expects to capitalize most of the purchase price as an intangible asset for Ohtuvayre.
Also in July 2025, the technology transfer for MK-2010 (LM-299), a novel investigational PD-1/vascular endothelial growth factor (VEGF) bispecific antibody that was licensed from LaNova Medicines Ltd (LaNova) in 2024, was completed. Accordingly, Merck will make a $300 million payment to LaNova, which will be recorded as a charge to Research and development expenses in the third quarter of 2025, or approximately $0.09 per share.
In May 2025, Merck and Jiangsu Hengrui Pharmaceuticals Co., Ltd. (Hengrui Pharma) closed an exclusive license agreement for MK-7262 (HRS-5346), an investigational oral small molecule Lipoprotein(a) inhibitor, which is currently being evaluated in a Phase 2 clinical trial in China. Under the agreement, Hengrui Pharma granted Merck exclusive rights to develop, manufacture and commercialize MK-7262 (HRS-5346) worldwide, excluding the Greater China region. Merck recorded a pretax charge of $200 million to Research and development expenses in the second quarter of 2025, or approximately $0.07 per share, for the upfront payment. Hengrui Pharma is also eligible to receive future contingent payments associated with certain developmental, regulatory and sales-based milestones, as well as tiered royalties on future net sales of MK-7262 (HRS-5346), if approved.
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
In 2022, the U.S. Congress passed the Inflation Reduction Act (IRA), which made significant changes to how drugs are covered and paid for under the Medicare program, including the creation of financial penalties for drugs whose prices rise faster than the rate of inflation, redesign of the Medicare Part D program to require manufacturers to bear more of the liability for certain drug benefits (which has taken effect in 2025), and government price-setting for certain Medicare Part D drugs (starting in 2026) and Medicare Part B drugs (starting in 2028). Government price setting may also impact pricing in the private market negatively affecting the Company’s performance. In 2023, the U.S. Department of Health and Human Services (HHS), through the Centers for Medicare & Medicaid Services (CMS), selected Januvia for the first year of the IRA’s “Drug Price Negotiation Program” (Program). Pursuant to the IRA’s Program, a government price was set for Januvia, which will become effective on January 1, 2026. In January 2025, the U.S. Department of HHS, through the CMS, announced that Janumet and Janumet XR would be in included in the second year of the IRA’s Program, with government price setting to become effective on January 1, 2027. As a result of the passage of H.R.1 - One Big Beautiful Bill Act (OBBBA), the Company believes that Keytruda will not be eligible to be selected in 2026 for government price setting under the IRA, which would become effective on January 1, 2028. Instead, Keytruda will now be eligible to be selected in 2027 for government price setting to become effective on January 1, 2029. The Company has sued the U.S. government regarding the IRA’s Program.
Additionally, increased utilization of the 340B Federal Drug Discount Program and restrictions on the Company’s ability to identify inappropriate discounts are having a negative impact on Company performance. Furthermore, the Executive Branch and Congress continue to discuss legislation designed to control health care costs, including the cost of drugs. In several international markets, government-mandated pricing actions have reduced prices of generic and patented drugs. In addition, the Company’s sales performance in the first six months of 2025 was negatively affected by other cost-reduction measures taken by governments and other third parties to lower health care costs.

The Company anticipates all of these actions and additional actions in the future will continue to negatively affect sales and profits.
The U.S. government has implemented tariffs on certain foreign imports into the U.S. The impact of the tariffs on Merck’s business depends on a number of factors including the duration, scope and amount of the tariffs, as well as the extent of any measures that have been or will be taken by any affected countries, including tariffs imposed by foreign governments. At this time, the Company anticipates that tariffs implemented to date will result in approximately $200 million of additional expenses in 2025 (which will be primarily reflected within Cost of sales). However, future changes to tariffs could have a further adverse effect on the Company’s business. In particular, the U.S. government has indicated that it intends to impose tariffs on pharmaceutical products.
In addition, in May 2025, the U.S. government announced an executive order that seeks to impose a “Most Favored Nation” drug pricing policy. The policy would tie drug reimbursement in the U.S. to the drug price in certain foreign developed countries and could result in reduced prices and reimbursement for certain of the Company’s products in the U.S. The impact of this executive order to the Company is uncertain and will be dependent upon many factors, including if and how this drug pricing policy is implemented.
Operating Results
Sales

	Three Months Ended June 30,			% Change Excluding Foreign Exchange	Six Months Ended June 30,			% Change Excluding Foreign Exchange
($ in millions)	2025	2024	% Change		2025	2024	% Change
United States	$8,836	$7,876	12%	12%	$17,359	$15,354	13%	13%
International	6,969	8,236	(15)%	(15)%	13,977	16,533	(15)%	(13)%
Total	$15,806	$16,112	(2)%	(2)%	$31,335	$31,887	(2)%	—%
U.S. plus international may not equal total due to rounding.
Worldwide sales were $15.8 billion and $31.3 billion in the second quarter and first six months of 2025, respectively, declines of 2% compared with the same periods of 2024. The declines reflect lower sales in vaccines, immunology, and virology, partially offset by growth in oncology, cardiovascular, and animal health. Higher revenue in diabetes also partially offset the sales decline in the first six months of 2025.
The declines in vaccines revenue in both the second quarter and first six months of 2025 were primarily due to lower combined Gardasil (Human Papillomavirus Quadrivalent [Types 6, 11, 16 and 18] Vaccine and Recombinant)/Gardasil 9 (Human Papillomavirus 9-valent Vaccine, Recombinant) sales, partially offset by the U.S. launch of Capvaxive (Pneumococcal 21-valent Conjugate Vaccine). The declines in immunology in both periods resulted from the transfer of marketing rights for Simponi (golimumab) and Remicade (infliximab) back to Johnson & Johnson on October 1, 2024, and the declines in virology were primarily due to lower sales of Lagevrio (molnupiravir). Growth in the oncology franchise in both the second quarter and first six months of 2025 was largely due to the performance of Keytruda (pembrolizumab) and Welireg (belzutifan), as well as higher alliance revenue from Lynparza (olaparib). Growth in the cardiovascular franchise in both periods was largely attributable to the ongoing launch of Winrevair (sotatercept-csrk). The increase in diabetes franchise sales in the first six months of 2025 was due to Januvia.
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
Pharmaceutical Segment
Oncology

	Three Months Ended June 30,			% Change Excluding Foreign Exchange	Six Months Ended June 30,			% Change Excluding Foreign Exchange
($ in millions)	2025	2024	% Change		2025	2024	% Change
Keytruda	$7,956	$7,270	9%	9%	$15,161	$14,217	7%	8%
Alliance Revenue - Lynparza (1)	370	317	17%	15%	682	609	12%	12%
Alliance Revenue - Lenvima (1)	265	249	6%	5%	523	504	4%	4%
Welireg	162	126	29%	29%	300	211	42%	43%
Alliance Revenue - Reblozyl (2)	107	90	19%	19%	226	161	40%	40%
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
Global sales of Keytruda grew 9% and 7% in the second quarter and first six months of 2025, respectively. Keytruda sales growth in the U.S. in both periods reflects higher demand and pricing. U.S. sales growth in the year-to-date period reflects an approximate $200 million negative impact due to the timing of wholesaler purchases. Demand in the U.S. in both periods was driven by increased utilization across the multiple approved metastatic indications, in particular for the treatment of certain types of urothelial and endometrial cancers, as well as higher demand across earlier-stage indications, including in certain types of non-small-cell lung cancer (NSCLC), renal cell carcinoma (RCC), cervical cancer, and high-risk early-stage triple-negative breast cancer (TNBC). Keytruda sales growth in international markets reflects higher demand predominately for the TNBC, NSCLC and RCC earlier-stage indications, as well as uptake in urothelial, gastric, and cervical cancer metastatic indications. The 2025 launch and reimbursement of new indications for Keytruda in the European Union (EU) is having a negative impact on pricing in those markets. In addition, a biosimilar of Keytruda has launched in Argentina.
Keytruda has received the following regulatory approvals thus far in 2025.

Date	Approval
January 2025
China’s National Medical Products Administration (NMPA) approval in combination with enfortumab vedotin, an antibody-drug conjugate, for the treatment of adults with locally advanced or metastatic urothelial carcinoma, based on the KEYNOTE-A39 trial that was conducted in collaboration with Seagen (now Pfizer Inc.) and Astellas.

April 2025
European Commission (EC) approval in combination with pemetrexed and platinum chemotherapy for the first-line treatment of adult patients with unresectable non epithelioid malignant pleural mesothelioma, based on the IND.227/KEYNOTE-483 trial.

May 2025
Japan’s Ministry of Health, Labor and Welfare (MHLW) approval in combination with trastuzumab and chemotherapy for the first-line treatment of patients with unresectable, advanced or recurrent HER2 positive gastric or gastroesophageal junction adenocarcinoma, based on the KEYNOTE-811 trial.

May 2025
Japan’s MHLW approval in combination with pemetrexed and platinum chemotherapy for unresectable, advanced or recurrent metastatic malignant pleural mesothelioma, based on the IND.227/KEYNOTE-483 trial.

June 2025
U.S. Food and Drug Administration (FDA) approval for the treatment of adult patients with resectable locally advanced head and neck squamous cell carcinoma whose tumors express PD-L1 CPS (≥1) as determined by an FDA-approved test, as a single agent as neoadjuvant treatment, continued as adjuvant treatment in combination with radiotherapy with or without cisplatin and then as a single agent, based on the KEYNOTE-689 trial.

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
Lynparza is an oral poly (ADP-ribose) polymerase (PARP) inhibitor being developed and commercialized as part of a collaboration with AstraZeneca PLC (AstraZeneca) (see Note 3 to the condensed consolidated financial statements). Lynparza is approved for the treatment of certain types of advanced or recurrent ovarian, early or metastatic breast, metastatic pancreatic and metastatic castration-resistant prostate cancers. Alliance revenue related to Lynparza increased 17% and 12% in the second quarter and first six months of 2025, respectively, primarily due to higher demand in several international markets and in the U.S. In January 2025, China’s NMPA approved Lynparza as adjuvant treatment for adult patients with germline BRCA-mutated, human epidermal growth factor receptor 2 (HER2)-negative high-risk early breast cancer, based on the OlympiA trial.
Lenvima (lenvatinib) is an oral receptor tyrosine kinase inhibitor being developed and commercialized as part of a collaboration with Eisai Co., Ltd. (Eisai) (see Note 3 to the condensed consolidated financial statements). Lenvima is approved for the treatment of certain types of thyroid cancer, RCC, hepatocellular carcinoma (HCC), in combination with everolimus for certain patients with advanced RCC, and in combination with Keytruda for certain patients with advanced endometrial carcinoma or advanced RCC. Alliance revenue related to Lenvima increased 6% and 4% in the second quarter and first six months of 2025, respectively, primarily due to higher sales in the U.S. reflecting increased demand that was partially offset by lower pricing. In June 2025, Lenvima plus Keytruda was approved in China in combination with transarterial chemoembolization for the treatment of patients with unresectable, non-metastatic HCC based on the LEAP-012 clinical trial.
Sales of Welireg, for the treatment of adult patients with certain von Hippel-Lindau (VHL) disease-associated tumors, certain adult patients with previously treated advanced RCC, and certain patients with pheochromocytoma and paraganglioma, rose 29% and 42% in the second quarter and first six months of 2025, respectively. Sales growth was primarily due to higher demand in the U.S. and early launch uptake in certain EU markets, partially offset by lower pricing in the U.S.
Welireg has received the following regulatory approvals thus far in 2025.

Date	Approval
February 2025
EC conditional approval as monotherapy for the treatment of adult patients with VHL disease who require therapy for associated, localized RCC, central nervous system hemangioblastomas, or pancreatic neuroendocrine tumors, and for whom localized procedures are unsuitable, based on the LITESPARK-004 trial.

February 2025
EC conditional approval for the treatment of adult patients with advanced clear cell RCC that progressed following two or more lines of therapy that included a PD-1 or PD-L1 inhibitor and at least two vascular endothelial growth factor targeted therapies, based on the LITESPARK-005 trial.

May 2025
FDA approval for the treatment of adult and pediatric patients (12 years and older) with locally advanced, unresectable, or metastatic pheochromocytoma and paraganglioma, based on the LITESPARK-015 trial.

June 2025	Japan’s MHLW approval as monotherapy for the treatment of adult patients with VHL disease-associated tumors, based on the LITESPARK-004 trial.
June 2025	Japan’s MHLW approval for the treatment of adults with radically unresectable or metastatic RCC that has progressed after chemotherapy, based on the LITESPARK-005 trial.
The EC conditional approvals of Welireg noted above will be valid for one year, subject to yearly renewal, pending certain additional clinical data. Timing for commercial availability of Welireg in individual EU countries will depend on multiple factors, including the completion of national reimbursement procedures.
Reblozyl (luspatercept-aamt) is a first-in-class erythroid maturation recombinant fusion protein that is being commercialized through a global collaboration with Bristol-Myers Squibb Company (BMS) (see Note 3 to the condensed consolidated financial statements). Reblozyl is approved for the treatment of anemia in certain rare blood disorders. Alliance revenue related to this collaboration (consisting of royalties) increased 19% and 40% in the second quarter and first six months of 2025, respectively, primarily due to strong underlying sales performance.
Vaccines

	Three Months Ended June 30,			% Change Excluding Foreign Exchange	Six Months Ended June 30,			% Change Excluding Foreign Exchange
($ in millions)	2025	2024	% Change		2025	2024	% Change
Gardasil/Gardasil 9	$1,126	$2,478	(55)%	(55)%	$2,453	$4,727	(48)%	(48)%
ProQuad	273	239	15%	14%	395	443	(11)%	(11)%
M-M-R II	95	113	(15)%	(16)%	264	217	22%	22%
Varivax	240	266	(10)%	(10)%	489	527	(7)%	(7)%
Vaxneuvance	229	189	21%	20%	459	408	13%	13%
Capvaxive	129	—	—	—	236	—	—	—
Combined worldwide sales of Gardasil and Gardasil 9, vaccines to help prevent certain cancers and other diseases caused by certain types of human papillomavirus (HPV), declined 55% in the second quarter of 2025 primarily driven by lower demand in China (discussed below) and in Japan, reflecting in part that the last date to initiate the first dose in Japan’s national immunization program catch-up cohort was in March 2025. Timing of public sector purchases in certain international markets also contributed to the second quarter 2025 Gardasil/Gardasil 9 sales decline. Sales performance in the U.S. in the second quarter of 2025 reflects higher pricing and demand, which was largely offset by the unfavorable effect of public sector buying patterns. Gardasil/Gardasil 9 sales declined 48% in the first six months of 2025 primarily driven by lower demand in China (discussed below), partially offset by higher demand in certain international markets, as well as higher sales in the U.S. Sales performance in the U.S. in the first six months of 2025 reflects higher pricing and demand, which was partially offset by the unfavorable effect of public sector buying patterns. Beginning in mid-2024, the Company observed a significant decline in shipments from its distributor and commercialization partner in China, Chongqing Zhifei Biological Products Co., Ltd. (Zhifei), to disease and control prevention institutions and correspondingly into the points of vaccination compared with prior quarters of 2024, resulting in above normal inventory levels at Zhifei. Accordingly, the Company shipped less than its contracted doses to Zhifei in the latter part of 2024. Lower demand in China persisted and, at the end of 2024, overall channel inventory levels in China remained elevated at above normal levels. Therefore, the Company made a decision to temporarily pause shipments to China beginning in February 2025 and, given continued lower demand and elevated inventory levels in China thus far in 2025, the Company has determined it will not make any further shipments to China through at least the end of 2025. As a result, combined sales of Gardasil/Gardasil 9 will decline significantly in 2025 compared with 2024. In January 2025, China’s NMPA approved Gardasil for use in males 9-26 years of age to help prevent certain HPV-related cancers and diseases. In April 2025, China’s NMPA approved Gardasil 9 for use in males 16-26 years of age to help prevent certain HPV-related cancers and diseases.
Gardasil 9 is currently indicated in the U.S. for a two-dose regimen in adolescents aged 9-14 and a three-dose regimen for those aged 15-45. The U.S. Centers for Disease Control and Prevention’s (CDC) Advisory Committee on Immunization Practices (ACIP) has stated that it intends to discuss and, potentially, vote on a change to the dose recommendation, which could include a reduction in the number of recommended doses. A number of countries outside the U.S., predominately low- and middle-income countries, have implemented a reduced dosing schedule for HPV vaccination.
The Company is a party to license agreements pursuant to which the Company pays royalties on sales of Gardasil/Gardasil 9. Under the terms of the more significant of these agreements, Merck pays a 7% royalty on net sales of Gardasil/Gardasil 9 in the U.S.; this royalty expires in December 2028. The royalty expenses are included in Cost of sales.
Global sales of ProQuad (Measles, Mumps, Rubella and Varicella Virus Vaccine Live), a pediatric combination vaccine to help protect against measles, mumps, rubella and varicella, increased 15% in the second quarter of 2025 and declined 11% in the first six months of 2025. As a result of manufacturing delays, in January 2025, the Company borrowed doses of ProQuad from the CDC Pediatric Vaccine Stockpile (CDC Stockpile), which are being used to support routine vaccination in the U.S. The Company partially replenished the borrowing in the second quarter of 2025, which increased U.S. sales of ProQuad by $24 million. The net effect of the borrowing and partial replenishment resulted in a $49 million reduction of ProQuad sales in the first six months of 2025. Worldwide sales of M-M-R II (Measles, Mumps and Rubella Virus Vaccine Live), a vaccine to help protect against measles, mumps and rubella, declined 15% in the second quarter of 2025 primarily due to lower sales in the U.S. reflecting private sector buy-out, partially offset by higher demand due to measles outbreaks. Sales of M-M-R II grew 22% in the first six months of 2025 primarily due to higher sales in the U.S. largely reflecting higher pricing and increased demand due to measles outbreaks. Global sales of Varivax (Varicella Virus Vaccine Live), a vaccine to help prevent chickenpox (varicella), declined 10% and 7% in the second quarter and first six months of 2025, respectively, primarily due to lower sales in the U.S. largely driven by unfavorable CDC Stockpile activity and lower demand, partially offset by higher pricing. The unfavorable impact to Varivax sales from CDC Stockpile activity was offset by other CDC Stockpile activity as noted below. The Company has experienced manufacturing delays related to ProQuad and Varivax. As a result, the Company anticipates that some international markets will experience supply constraints during 2025.
Worldwide sales of Vaxneuvance (Pneumococcal 15-valent Conjugate Vaccine), a vaccine to help protect against invasive pneumococcal disease caused by certain serotypes, grew 21% in the second quarter of 2025 primarily due to approximately $60 million of favorable CDC Stockpile activity in the U.S. and higher demand in certain international markets, partially offset by lower demand in the U.S. and Japan due to competitive pressure. The benefit to Vaxneuvance sales from CDC Stockpile activity was offset by a drawdown of CDC Stockpile inventory for Varivax (noted above) and RotaTeq (Rotavirus Vaccine, Live Oral, Pentavalent), which resulted in a net neutral transaction. Worldwide sales of Vaxneuvance grew 13% in the first six months of 2025 reflecting favorable CDC stockpile activity in the U.S. and continued uptake following launches in the pediatric indication in Europe and certain countries in the Asia Pacific region, partially offset by lower demand in the U.S. and Japan due to competitive pressure. Merck is a party to license agreements pursuant to which the Company pays royalties on sales of Vaxneuvance. Under the terms of the most significant of these agreements, Merck pays a royalty of 7.25% on net sales of Vaxneuvance through 2026; this royalty will decline to 2.5% on net sales from 2027 through 2035. The royalty expenses are included in Cost of sales.
Sales of Capvaxive were $129 million and $236 million in the second quarter and first six months of 2025, respectively, due to continued uptake following launch in the U.S. in the third quarter of 2024. In June 2024, the FDA approved Capvaxive for the prevention of invasive pneumococcal disease and pneumococcal pneumonia caused by certain serotypes in individuals 18 years of age and older. In March 2025, the EC approved Capvaxive. The timing of availability of Capvaxive in individual EU countries will depend on multiple factors including the completion of reimbursement procedures. The FDA and EC approvals were supported by results from the STRIDE clinical program, which evaluated Capvaxive in both vaccine-naïve and vaccine-experienced adult patient populations. Merck is a party to license agreements pursuant to which the Company pays royalties on sales of Capvaxive. Under the terms of the most significant of these agreements, Merck pays a royalty of 7.25% on net sales of Capvaxive through 2026; this royalty will decline to 2.5% on net sales from 2027 through 2035. The royalty expenses are included in Cost of sales.
In June 2025, the CDC’s ACIP voted to recommend Enflonsia (clesrovimab-cfor), a preventive, long-acting monoclonal antibody, as an option for the prevention of respiratory syncytial virus (RSV) lower respiratory tract disease in infants younger than 8 months of age who are born during or entering their first RSV season. The ACIP’s recommendation for Enflonsia is provisional and will be official once reviewed and finalized by the CDC Director. The ACIP also voted to include Enflonsia in the Vaccines for Children Program. The FDA approved Enflonsia earlier in June 2025 based on the pivotal CLEVER and SMART clinical trials. Enflonsia became available for ordering by physicians and health care administrators in July 2025, with shipments expected to be delivered before the start of the 2025-2026 RSV season.
Hospital Acute Care

	Three Months Ended June 30,			% Change Excluding Foreign Exchange	Six Months Ended June 30,			% Change Excluding Foreign Exchange
($ in millions)	2025	2024	% Change		2025	2024	% Change
Bridion	$461	$455	1%	1%	$902	$895	1%	1%
Prevymis	228	188	21%	20%	436	362	20%	21%
Dificid	96	92	5%	5%	179	165	8%	9%
Worldwide sales of Bridion (sugammadex), for the reversal of two types of neuromuscular blocking agents used during surgery, grew 1% in both the second quarter and first six months of 2025 as higher demand and pricing in the U.S. was offset by lower demand in most international markets due to generic competition, particularly in Japan and the EU. The patents that provided market exclusivity for Bridion in the EU and Japan expired in July 2023 and January 2024, respectively. Accordingly, the Company is experiencing sales declines of Bridion in these markets and expects the declines to continue.
Worldwide sales of Prevymis (letermovir), a medicine for prophylaxis (prevention) of cytomegalovirus (CMV) infection and disease in certain high risk adult and pediatric recipients of an allogenic hematopoietic stem cell transplant and for prophylaxis of CMV disease in certain high risk adult and pediatric recipients of a kidney transplant, grew 21% and 20% in the second quarter and first six months of 2025, respectively, largely due to higher demand in the U.S. and EU, partially offset by lower demand in China due to generic competition.

Worldwide sales of Dificid (fidaxomicin), a medicine for the treatment of C. difficile-associated diarrhea, grew 5% and 8% in the second quarter and first six months of 2025, respectively, primarily due to higher sales in the U.S. Timing of purchases in certain international markets also contributed to sales growth in the first six months of 2025. Dificid lost market exclusivity in the U.S. in July 2025; accordingly, the Company anticipates a significant decline in U.S. sales of Dificid for the remainder of 2025 and thereafter.
Cardiovascular

	Three Months Ended June 30,			% Change Excluding Foreign Exchange	Six Months Ended June 30,			% Change Excluding Foreign Exchange
($ in millions)	2025	2024	% Change		2025	2024	% Change
Winrevair	$336	$70	*	*	$615	$70	*	*
Alliance Revenue - Adempas/Verquvo (1)	123	106	16%	16%	229	203	12%	12%
Adempas	80	72	10%	6%	147	142	4%	4%
* > 100%
(1) Alliance revenue for Adempas and Verquvo represents Merck’s share of profits from sales in Bayer’s marketing territories, which are product sales net of cost of sales and commercialization costs (see Note 3 to the condensed consolidated financial statements).
Sales of Winrevair were $336 million and $615 million in the second quarter and first six months of 2025, respectively, primarily reflecting continued uptake in the U.S. since launch in the second quarter of 2024. In March 2024, the FDA approved Winrevair for the treatment of adults with pulmonary arterial hypertension (PAH) (World Health Organization [WHO] Group 1) to increase exercise capacity, improve WHO functional class (FC), and reduce the risk of clinical worsening events. In August 2024, the EC approved Winrevair, in combination with other PAH therapies, for the treatment of PAH in adult patients with WHO FC II to III, to improve exercise capacity. The FDA and EC approvals were based on the STELLAR trial. Winrevair has since launched in certain international markets, including certain markets in the EU. Timing for commercial availability of Winrevair in the remaining EU countries will depend on multiple factors, including the completion of national reimbursement procedures, which is expected to occur in the second half of 2025. In June 2025, Japan’s MHLW approved sotatercept for the treatment of adults with PAH where it will be marketed under the trademark Airwin. Winrevair is the subject of a licensing agreement pursuant to which Merck pays a 22% royalty on net sales of Winrevair to BMS. The royalty expenses are included in Cost of sales.
Adempas (riociguat) and Verquvo (vericiguat) are part of a worldwide collaboration with Bayer AG (Bayer) to market and develop soluble guanylate cyclase (sGC) modulators (see Note 3 to the condensed consolidated financial statements). Adempas is approved for the treatment of certain types of PAH and chronic pulmonary hypertension. Verquvo is approved to reduce the risk of cardiovascular death and heart failure hospitalization following a hospitalization for heart failure or need for outpatient intravenous diuretics in adults with symptomatic chronic heart failure and reduced ejection fraction. Alliance revenue from the collaboration grew 16% and 12% in the second quarter and first six months of 2025, respectively, primarily reflecting higher demand in Bayer’s marketing territories. Revenue also includes sales of Adempas and Verquvo in Merck’s marketing territories. Sales of Adempas in Merck’s marketing territories increased 10% and 4% in the second quarter and first six months of 2025, respectively, largely due to higher demand.
Virology

	Three Months Ended June 30,			% Change Excluding Foreign Exchange	Six Months Ended June 30,			% Change Excluding Foreign Exchange
($ in millions)	2025	2024	% Change		2025	2024	% Change
Lagevrio	$83	$110	(25)%	(27)%	$185	$460	(60)%	(59)%
Lagevrio is an investigational oral antiviral COVID-19 medicine being developed in a collaboration with Ridgeback Biotherapeutics LP (Ridgeback) (see Note 3 to the condensed consolidated financial statements). Sales of Lagevrio decreased 25% and 60% in the second quarter and first six months of 2025, respectively, primarily due to lower demand in several markets in the Asia Pacific region, particularly in Japan, driven largely by declining COVID-19 cases.
Immunology

	Three Months Ended June 30,			% Change Excluding Foreign Exchange	Six Months Ended June 30,			% Change Excluding Foreign Exchange
($ in millions)	2025	2024	% Change		2025	2024	% Change
Simponi	$—	$172	(100)%	(100)%	$—	$356	(100)%	(100)%
Remicade	—	35	(100)%	(100)%	—	74	(100)%	(100)%
Simponi and Remicade are treatments for certain inflammatory diseases that the Company marketed in Europe, Russia and Türkiye. The Company’s marketing rights with respect to these products reverted to Johnson & Johnson on October 1, 2024, subsequent to which the Company is no longer recognizing sales of these products.

Diabetes

	Three Months Ended June 30,			% Change Excluding Foreign Exchange	Six Months Ended June 30,			% Change Excluding Foreign Exchange
($ in millions)	2025	2024	% Change		2025	2024	% Change
Januvia/Janumet	$623	$629	(1)%	—%	$1,419	$1,299	9%	11%
Worldwide combined sales of Januvia and Janumet, medicines that help lower blood sugar levels in adults with type 2 diabetes, in the second quarter of 2025 were comparable with sales in the same period of 2024. Lower demand in China, the ongoing impacts of generic competition in most other international markets, and lower demand in the U.S. due to competitive pressure were largely offset by higher net pricing in the U.S. Global combined sales of Januvia and Janumet increased 9% in the first six months of 2025 primarily due to higher net pricing in the U.S., including a favorable true-up to customer discounts, partially offset by the ongoing impacts of generic competition in most international markets, continuing volume declines in the U.S. due to competitive pressure, as well as lower demand in China.
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
While the key U.S. patent for Januvia, Janumet and Janumet XR claiming the sitagliptin compound expired in January 2023, as a result of favorable court rulings and settlement agreements related to a later expiring patent directed to the specific sitagliptin salt form of the products (see Note 7 to the condensed consolidated financial statements), the Company expects that Januvia and Janumet will not lose market exclusivity in the U.S. until May 2026 and Janumet XR will not lose market exclusivity in the U.S. until July 2026, although a non-automatically substitutable form of sitagliptin that differs from the form in the Company’s sitagliptin products has been approved by the FDA. Additionally, in 2023, the U.S. Department of HHS, through the CMS, announced that Januvia would be included in the first year of the IRA’s Program. Pursuant to the IRA’s Program, a government price was set for Januvia, which will become effective on January 1, 2026. Also, in January 2025, the U.S. Department of HHS, through the CMS, announced that Janumet and Janumet XR would be included in the second year of the IRA’s Program, with government price setting to become effective on January 1, 2027. The Company has sued the U.S. government regarding the IRA’s Program. As a result of the anticipated patent expiries in 2026, the government price setting to take effect in 2026 and 2027 noted above, as well as ongoing competitive pressure, the Company anticipates significant sales declines for Januvia, Janumet and Janumet XR in the U.S. in 2026 and thereafter.
Animal Health Segment

	Three Months Ended June 30,			% Change Excluding Foreign Exchange	Six Months Ended June 30,			% Change Excluding Foreign Exchange
($ in millions)	2025	2024	% Change		2025	2024	% Change
Livestock	$961	$837	15%	16%	$1,885	$1,686	12%	16%
Companion Animal	685	645	6%	6%	1,349	1,307	3%	4%
	$1,646	$1,482	11%	11%	$3,234	$2,993	8%	11%
Sales of livestock products grew 15% and 12% in the second quarter and first six months of 2025, respectively, primarily due to higher demand across all species, as well as the inclusion of sales from the July 2024 acquisition of the aqua business of Elanco Animal Health Incorporated. Sales in 2025 also benefited from improved supply.
Sales of companion animal products grew 6% and 3% in the second quarter and first six months of 2025, respectively, due to higher pricing. Sales in 2025 also benefited from improved supply. Sales of the Bravecto (fluralaner) line of products were $335 million in the second quarter of 2025, representing growth of 1% compared with the second quarter of 2024, both nominally and excluding the effect of foreign exchange. Sales of Bravecto were $662 million for the first six months of 2025, essentially flat compared with the corresponding prior year period, or growth of 1% excluding the unfavorable effect of foreign exchange.
In July 2025, the FDA approved Bravecto Quantum (fluralaner for extended-release injectable suspension), a once-yearly injectable product to treat and protect dogs from fleas and ticks. Also in July 2025, the EC approved Numelvi (atinvicitinib) tablets for dogs, a once-daily, second-generation Janus kinase (JAK) inhibitor indicated for the treatment of pruritus associated with allergic dermatitis including atopic dermatitis and treatment of clinical manifestations of atopic dermatitis.

Costs, Expenses and Other

	Three Months Ended June 30,			Six Months Ended June 30,
($ in millions)	2025	2024	% Change	2025	2024	% Change
Cost of sales	$3,557	$3,745	(5)%	$6,976	$7,285	(4)%
Selling, general and administrative	2,649	2,739	(3)%	5,202	5,221	—%
Research and development	4,048	3,500	16%	7,669	7,492	2%
Restructuring costs	560	80	*	629	202	*
Other (income) expense, net	(7)	42	*	(43)	12	*
	$10,807	$10,106	7%	$20,433	$20,212	1%
* > 100%
Cost of Sales
Cost of sales declined 5% and 4% in the second quarter and first six months of 2025, respectively. Cost of sales includes the amortization of intangible assets recorded in connection with acquisitions, collaborations, and licensing arrangements, which totaled $599 million and $603 million in the second quarter of 2025 and 2024, respectively, and $1.2 billion and $1.1 billion in the first six months of 2025 and 2024, respectively. Also included in Cost of sales are expenses associated with restructuring activities, which amounted to $165 million and $66 million in the second quarter of 2025 and 2024, respectively, and $201 million and $182 million in the first six months of 2025 and 2024, respectively, primarily reflecting accelerated depreciation and asset impairment charges related to manufacturing facilities to be fully or partially closed or divested, as well as contractual termination costs. Separation costs associated with manufacturing-related headcount reductions have been incurred and are reflected in Restructuring costs as discussed below.
Gross margin was 77.5% in the second quarter of 2025 compared with 76.8% in the second quarter of 2024. The gross margin improvement was primarily due to the favorable effect of product mix, partially offset by higher restructuring costs and inventory write-offs. Gross margin was 77.7% in the first six months of 2025 compared with 77.2% in the first six months of 2024. The gross margin improvement was primarily due to the favorable effect of product mix, partially offset by higher amortization of intangible assets and inventory write-offs.
Selling, General and Administrative
Selling, general and administrative (SG&A) expenses declined 3% in the second quarter of 2025 primarily due to lower administrative, restructuring, and promotional costs. SG&A expenses in the first six months of 2025 were comparable with the corresponding period of 2024 as lower restructuring costs and the favorable effect of foreign exchange were largely offset by higher administrative and promotional costs.
Research and Development
Research and development (R&D) expenses increased 16% in the second quarter of 2025 primarily due to a $200 million charge for an upfront payment made in connection with the closing of a license agreement with Hengrui Pharma, increased clinical development spending, higher compensation and benefit costs (reflecting in part increased headcount), and higher restructuring costs.
R&D expenses increased 2% in the first six months of 2025 primarily due to increased clinical development spending, higher compensation and benefit costs (reflecting in part increased headcount), and higher restructuring costs. The increase in R&D expenses for first six months of 2025 was partially offset by lower charges for business development transactions, which in 2025 include a $200 million charge related to the closing of a license agreement with Hengrui Pharma and a $100 million charge associated with the achievement of a developmental milestone related to the 2024 acquisition of Eyebiotech Limited (EyeBio), compared with a $656 million charge in the first six months of 2024 for the acquisition of Harpoon Therapeutics, Inc. (Harpoon).
R&D expenses are comprised of the costs directly incurred by Merck Research Laboratories (MRL), the Company’s research and development division that focuses on human health-related activities, which were $2.8 billion and $2.5 billion for the second quarter of 2025 and 2024, respectively, and $5.3 billion and $4.9 billion for the first six months of 2025 and 2024, respectively. Also included in R&D expenses are Animal Health research costs, upfront and milestone payments for collaboration and licensing agreements (including the charges related to Hengrui Pharma and EyeBio noted above), charges for transactions accounted for as asset acquisitions (including the charge for the acquisition of Harpoon noted above), and costs incurred by other divisions in support of R&D activities, including depreciation, production and general and administrative, which in the aggregate were $1.2 billion and $955 million for the second quarter of 2025 and 2024, respectively, and $2.3 billion and $2.5 billion for the first six months of 2025 and 2024, respectively.
Restructuring Costs
In July 2025, the Company approved a new restructuring program (2025 Restructuring Program) designed to position the Company for its next chapter of growth and to successfully advance its pipeline and launch new products across multiple therapeutic areas. As part of this program, the Company expects to eliminate certain positions in sales and administrative organizations, as well as research and development. The Company will, however, continue to hire employees into new roles across all strategic growth areas of the business. In addition, the Company will reduce its global real estate footprint and continue to optimize its manufacturing network, aligning the geography of its global manufacturing footprint to its customers and reflecting changes in the Company’s business. Most actions contemplated under the 2025 Restructuring Program are expected to be largely completed by the end of 2027, with the exception of certain manufacturing actions, which are expected to be substantially completed by the end of 2029. The cumulative pretax costs to be incurred by the Company to implement the program are estimated to be approximately $3.0 billion, of which approximately 60% will be cash, relating primarily to employee separation expense and contractual termination costs. The remainder of the costs will be non-cash, relating primarily to the accelerated depreciation of facilities. The Company expects the actions under the 2025 Restructuring Program to result in annual cost savings of approximately $1.7 billion, which will be substantially realized by the end of 2027. The 2025 Restructuring Program is part of the Company’s multiyear optimization initiative anticipated to achieve $3.0 billion in annual cost savings by the end of 2027, which will be fully reinvested into strategic growth areas of the business.
In January 2024, the Company approved a restructuring program (2024 Restructuring Program) intended to continue the optimization of the Company’s Human Health global manufacturing network as the future pipeline shifts to new modalities and also optimize the Animal Health global manufacturing network to improve supply reliability and increase efficiency. The actions contemplated under the 2024 Restructuring Program are expected to be substantially completed by the end of 2031, with the cumulative pretax costs to be incurred by the Company to implement the program estimated to be approximately $4.0 billion. Approximately 60% of the cumulative pretax costs will be non-cash, relating primarily to the accelerated depreciation of facilities to be closed or divested. The remainder of the costs will result in cash outlays, relating primarily to facility shut-down costs. The Company expects the actions under the 2024 Restructuring Program will result in cumulative annual net cost savings of approximately $750 million by the end of 2031.
Restructuring costs, primarily representing separation and other costs associated with these restructuring activities, were $560 million and $80 million for the second quarter of 2025 and 2024, respectively, and $629 million and $202 million for the first six months of 2025 and 2024, respectively. Separation costs incurred were associated with actual headcount reductions, as well as estimated expenses under existing severance programs for involuntary headcount reductions that were probable and could be reasonably estimated. Other expenses in Restructuring costs include facility shut-down and other related costs, as well as employee-related costs such as curtailment, settlement, and termination charges associated with pension and other postretirement benefit plans and share-based compensation plan costs. For segment reporting, restructuring costs are unallocated expenses.
Additional costs associated with the Company’s restructuring activities are included in Cost of sales, Selling, general and administrative expenses and Research and development costs. The Company recorded aggregate pretax costs of $779 million and $177 million in the second quarter of 2025 and 2024, respectively, and $884 million and $422 million for the first six months of 2025 and 2024, respectively, related to restructuring program activities. See Note 4 to the condensed consolidated financial statements for additional details.
Other (Income) Expense, Net
Other (income) expense, net was $7 million of income in the second quarter of 2025 compared with $42 million of expense in the second quarter of 2024. The favorable quarter-over-quarter change was primarily due to higher income from investments in equity securities. Other (income) expense, net was $43 million of income in the first six months of 2025 compared with $12 million of expense in the first six months of 2024. The favorable period-over-period change primarily reflects lower net interest expense.
For details on the components of Other (income) expense, net see Note 10 to the condensed consolidated financial statements.

Segment Profits
	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2025	2024	2025	2024
Pharmaceutical segment profits	$11,014	$11,200	$21,726	22,104
Animal Health segment profits	593	508	1,226	1,064
Non-segment activity	(6,608)	(5,702)	(12,050)	(11,493)
Income Before Taxes	$4,999	$6,006	$10,902	$11,675
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
Pharmaceutical segment profits declined 2% in the second quarter of 2025, primarily due to lower sales, partially offset by lower administrative and selling costs, and the favorable effect of foreign exchange. Pharmaceutical segment profits declined 2% in the first six months of 2025, primarily due to lower sales and the unfavorable effect of foreign exchange, partially offset by lower administrative and selling costs. Animal Health segment profits rose 17% and 15% in the second quarter and first six months of 2025, respectively, primarily due to higher sales, partially offset by higher R&D, selling and administrative costs. The increase in Animal Health segment profits for the first six months of 2025 was also partially offset by the unfavorable effect of foreign exchange.
Taxes on Income
The effective income tax rates of 11.4% and 12.7% for the second quarter and first six months of 2025, respectively, reflect a 2.9 percentage point favorable impact and a 1.4 percentage point favorable impact, respectively, due to $146 million of tax benefits resulting primarily from favorable audit adjustments. The effective income tax rates in both the second quarter and first six months of 2025 also reflect the favorable impacts of geographical mix of income and expense, as well as certain discrete items.
The effective income tax rates of 9.1% and 12.4% for the second quarter and first six months of 2024, respectively, reflect a 4.3 percentage point favorable impact and a 2.2 percentage point favorable impact, respectively, due to a $259 million reduction in reserves for unrecognized income tax benefits resulting from the expiration in June 2024 of the statute of limitations for assessments related to the 2019 federal tax return year. The effective income tax rate for the first six months of 2024 also reflects a 0.7 percentage point unfavorable impact of a charge for the acquisition of Harpoon for which no tax benefit was recognized.
While many jurisdictions in which Merck operates have adopted the global minimum tax provision of the Organization for Economic Cooperation and Development (OECD) Pillar 2, effective for tax years beginning in January 2024, it resulted in a minimal impact to the Company’s 2024 effective income tax rate due to the accounting for the tax effects of intercompany transactions. The Company expects the impact of the global minimum tax to be approximately 2% for full year 2025. In addition, in July 2025, the OBBBA was enacted into law. The Company is currently evaluating the effects of the OBBBA but does not expect a material tax impact.
The Internal Revenue Service (IRS) is currently conducting examinations of the Company’s tax returns for the years 2017 and 2018, including the one-time transition tax enacted under the Tax Cuts and Jobs Act of 2017 (TCJA). In April 2025, Merck received Notices of Proposed Adjustment (NOPAs) that would increase the amount of the one-time transition tax on certain undistributed earnings of foreign subsidiaries by approximately $1.3 billion. In addition, the NOPAs included penalties of approximately $260 million. These amounts are exclusive of any interest that may be due. The Company disagrees with the proposed adjustments and will vigorously contest the NOPAs through all available administrative and, if necessary, judicial proceedings. It is expected to take a number of years to reach resolution of this matter. If the Company is ultimately unsuccessful in defending its position, the impact could be material to its financial statements. The statute of limitations for assessments with respect to the 2019 and 2020 federal tax return years expired in June 2024 and October 2024, respectively. The IRS is also currently conducting examinations of the Company’s tax returns for the years 2021 and 2022. In addition, various state and foreign examinations are in progress.
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

A reconciliation between GAAP financial measures and non-GAAP financial measures is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions except per share amounts)	2025	2024	2025	2024
Income before taxes as reported under GAAP	$4,999	$6,006	$10,902	$11,675
Increase (decrease) for excluded items:
Acquisition- and divestiture-related costs	594	633	1,241	1,129
Restructuring costs	779	177	884	422
Income from investments in equity securities, net	(61)	(49)	(168)	(165)
Non-GAAP income before taxes	6,311	6,767	12,859	13,061
Income tax provision as reported under GAAP	571	545	1,388	1,447
Estimated tax benefit on excluded items (1)	227	148	340	257
Tax benefits resulting primarily from favorable audit adjustments	146	—	146	—
Tax benefit resulting from the expiration of the statute of limitations for assessments related to the 2019 federal tax return year	—	259	—	259
Non-GAAP income tax provision	944	952	1,874	1,963
Non-GAAP net income	5,367	5,815	10,985	11,098
Less: Net income attributable to noncontrolling interests as reported under GAAP	1	6	8	11
Non-GAAP net income attributable to Merck & Co., Inc.	$5,366	$5,809	$10,977	$11,087
EPS assuming dilution as reported under GAAP (2)	$1.76	$2.14	$3.77	$4.02
EPS difference	0.37	0.14	0.58	0.34
Non-GAAP EPS assuming dilution (2)	$2.13	$2.28	$4.35	$4.36
(1)    The estimated tax impact on the excluded items is determined by applying the statutory rate of the originating territory of the non-GAAP adjustments.
(2)    GAAP and non-GAAP EPS were negatively affected in the second quarter of 2025 by $0.07 per share, and for the first six months of 2025 and 2024 by $0.07 and $0.26 per share, respectively, of charges for certain upfront payments related to collaborations and licensing arrangements, as well as charges related to pre-approval assets obtained in transactions accounted for as asset acquisitions.
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
Restructuring Costs
Non-GAAP income and non-GAAP EPS exclude costs related to restructuring actions (see Note 4 to the condensed consolidated financial statements). These amounts include employee separation costs and accelerated depreciation associated with facilities to be fully or partially closed or divested. Accelerated depreciation costs represent the difference between the depreciation expense to be recognized over the revised useful life of the asset, based upon the anticipated date the site will be closed or divested or the equipment disposed of, and depreciation expense as determined utilizing the useful life prior to the restructuring actions. Restructuring costs also include asset impairment, facility shut-down, contractual termination, and other related costs, as well as employee-related costs such as curtailment, settlement, and termination charges associated with pension and other postretirement benefit plans and share-based compensation costs.
Income and Losses from Investments in Equity Securities
Non-GAAP income and non-GAAP EPS exclude realized and unrealized gains and losses from investments in equity securities either owned directly or through ownership interests in investment funds.
Certain Other Items
Non-GAAP income and non-GAAP EPS exclude certain other items. These items are adjusted for after evaluating them on an individual basis, considering their quantitative and qualitative aspects. Typically, these items are unusual in nature, significant to the results of a particular period or not indicative of future operating results. Excluded from non-GAAP income and non-GAAP EPS in 2025 are tax benefits resulting primarily from favorable audit adjustments. Excluded from non-GAAP income and non-GAAP EPS in 2024 is a benefit due to a reduction in reserves for unrecognized income tax benefits resulting from the expiration of the statute of limitations for assessments related to the 2019 federal tax return year.
Research and Development Update
The Company currently has several candidates under regulatory review in the U.S. and internationally.
MK-3475A, pembrolizumab with berahyaluronidase alfa (MK-5180) for subcutaneous administration (subcutaneous pembrolizumab), is being evaluated for noninferiority with respect to pharmacokinetics to intravenous Keytruda in metastatic NSCLC. The FDA accepted for review a Biologics License Application (BLA) seeking approval of MK-3475A across all previously approved solid tumor indications for Keytruda and set a Prescription Drug User Fee Act (PDUFA), or target action, date of September 23, 2025. The application is supported by data from the pivotal 3475A-D77 Phase 3 trial. Additionally, the European Medicines Agency (EMA) has validated an extension application to introduce a new pharmaceutical form and new route of administration for Keytruda.
MK-8591A, doravirine/islatravir, is an investigational, once-daily, oral, two-drug regimen for adults with HIV-1 infection that is virologically suppressed on antiretroviral therapy under review by the FDA. The FDA set a PDUFA date of April 28, 2026 for the new drug application, which is based on findings of the Phase 3 MK-8591A-051 and MK-8591A-052 clinical trials. MK-8591A is also under review in Japan.
V116, Capvaxive, a 21-valent pneumococcal conjugate vaccine designed to help prevent invasive pneumococcal disease and pneumococcal pneumonia caused by certain serotypes in adults, is under review in Japan. The application is supported by results from the STRIDE clinical program, which evaluated V116 in both vaccine-naïve and vaccine-experienced adult patient populations.
MK-1654, Enflonsia, a prophylactic long-acting monoclonal antibody designed to protect infants from respiratory syncytial virus (RSV) disease during their first RSV season is under review in the EU and Japan.
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
Keytruda is under review in the EU and Japan for the treatment of patients with resectable locally advanced head and neck squamous cell carcinoma as neoadjuvant treatment, then continued as adjuvant treatment in combination with standard of care radiotherapy with or without cisplatin and then as a single agent. The applications are based on data from the Phase 3 KEYNOTE-689 trial.
In July 2025, Merck announced the FDA granted priority review for a new supplemental BLA seeking approval to update the Winrevair U.S. product label based on the Phase 3 ZENITH trial. The FDA set a PDUFA date of October 25, 2025. In ZENITH, Winrevair demonstrated a 76% reduction in the risk of a composite of all-cause death, lung transplantation, and hospitalization for PAH ≥24 hours compared to placebo. Improvement was observed early in treatment with increasing benefit throughout the study. The ZENITH trial was stopped early by an independent data monitoring committee for overwhelming efficacy.
In June 2025, Merck announced positive topline results from the first two of three Phase 3 clinical trials evaluating the safety and efficacy of MK-0616, enlicitide decanoate, an investigational, oral proprotein convertase subtilisin/kexin type 9 (PCSK9) inhibitor being evaluated for the treatment of adults with hyperlipidemia on lipid-lowering therapies, including at least a statin. The CORALreef HeFH and CORALreef AddOn trials successfully met their primary and all key secondary endpoints, demonstrating statistically significant and clinically meaningful greater reductions in low-density lipoprotein cholesterol (LDL-C) for enlicitide compared to placebo (CORALreef HeFH) and compared to other oral non-statin therapies (CORALreef AddOn). Results from the three Phase 3 trials in the CORALreef clinical development program will be presented at a future scientific congress.
In May 2025, Merck and Daiichi Sankyo announced that the BLA seeking accelerated approval in the U.S. for MK-1022, patritumab deruxtecan (HER3-DXd), based on the HERTHENA-Lung01 Phase 2 trial for the treatment of adult patients with locally advanced or metastatic EGFR-mutated NSCLC previously treated with two or more systemic therapies, was voluntarily withdrawn. The decision to withdraw the BLA was based on topline overall survival results from the confirmatory HERTHENA-Lung02 Phase 3 trial where overall survival did not meet statistical significance, as well as discussions with the FDA. The decision is unrelated to the Complete Response Letter that was received in June 2024 outlining findings pertaining to an inspection of a third-party manufacturing facility. Patritumab deruxtecan is a specifically engineered HER3 directed DXd antibody drug conjugate (ADC) discovered by Daiichi Sankyo and being developed jointly with Merck. A comprehensive global clinical development program is underway evaluating the efficacy and safety of patritumab deruxtecan across cancers. Trials in combination with other anticancer treatments are also underway.
A pre-specified interim analysis of the Phase 3 KEYNOTE-937 study found that compared to placebo, Keytruda did not show a statistically significant improvement in the primary endpoint of recurrence-free survival for certain patients with HCC. Also, a pre-specified interim analysis of the Phase 3 LEAP-014 trial found that Keytruda plus Lenvima, in combination with platinum-based chemotherapy, did not show a statistically significant improvement in its primary endpoint of overall survival compared to Keytruda plus chemotherapy for the first-line treatment of patients with metastatic esophageal squamous cell carcinoma.
The chart below reflects the Company’s research pipeline as of August 1, 2025. Candidates shown in Phase 3 include the date such candidate entered into Phase 3 development. Candidates shown in Phase 2 include the most advanced compound with a specific mechanism or, if listed compounds have the same mechanism, they are each currently intended for commercialization in a given therapeutic area. Small molecules and biologics are given MK-number designations and vaccine candidates are given V-number designations. Except as otherwise noted, candidates in Phase 1, additional indications in the same therapeutic area (other than with respect to cancer and immunology) and additional claims, line extensions or formulations for in-line products are not shown.

Phase 2
Alzheimer’s Disease
MK-1167
MK-2214
Cancer
MK-1022 (patritumab deruxtecan)(1)(3)
Biliary
Bladder
Cervical
Colorectal
Endometrial
Esophageal
Gastric
Head and Neck
Hepatocellular
Melanoma
Non-Small-Cell lung
Ovarian
Pancreatic
Prostate
MK-2400 (ifinatamab deruxtecan)(1)
Biliary
Bladder
Breast
Cervical
Colorectal
Endometrial
Head and Neck
Hepatocellular
Melanoma
Non-Small-Cell Lung
Ovarian
Pancreatic

Cancer
MK-2870 (sacituzumab tirumotecan)(1)(3)
Biliary
Bladder
Colorectal
Neoplasm Malignant
Pancreatic
MK-3475 Keytruda
Prostate
MK-3475A (subcutaneous pembrolizumab)
Cutaneous Squamous Cell
Hematological Malignancies
MK-5909 (raludotatug deruxtecan)(1)
Biliary
Bladder
Cervical
Colorectal
Endometrial
Gastric
Non-Small-Cell Lung
Ovarian
Pancreatic
Renal Cell
Small-Cell Lung
MK-6482 Welireg
Breast
V940 (intismeran autogene)(1)(2)
Bladder
Renal Cell

Eye Disorders
MK-8748
HIV-1 Infection
MK-8591B (islatravir+ulonivirine)
Immunology
MK-7240 (tulisokibart)
Hidradenitis Suppurativa
Systemic Sclerosis
Metabolic Dysfunction-Associated Steatohepatitis (MASH)
MK-6024 (efinopegdutide)
Pulmonary Hypertension-Chronic Obstructive Pulmonary Disease
MK-5475
Pulmonary Hypertension Due To Left Heart Disease
MK-7962 Winrevair

Phase 3 (Phase 3 entry date)	Under Review
Antiviral COVID-19
     MK-4482 Lagevrio (U.S.) (May 2021)(1)(4)
Cancer
MK-1022 (patritumab deruxtecan)(1)
Breast (July 2025)
MK-1026 (nemtabrutinib)
     Hematological Malignancies (March 2023)
MK-1084(2)
     Colorectal (July 2025)
Non-Small-Cell Lung (May 2024)
MK-1308A (quavonlimab+pembrolizumab)
Renal Cell (April 2021)
MK-2140 (zilovertamab vedotin)
Hematological Malignancies (September 2024)
MK-2400 (ifinatamab deruxtecan)(1)
Esophageal (March 2025)
Prostate (May 2025)
Small-Cell Lung (July 2024)
MK-2870 (sacituzumab tirumotecan)(1)(3)
Breast (April 2024)
Cervical (July 2024)
Endometrial (December 2023)
Gastric (May 2024)
Non-Small-Cell Lung (November 2023)
Ovarian (April 2025)
MK-3475 Keytruda
Hepatocellular (May 2016) (EU)
Ovarian (December 2018)
Small-Cell Lung (May 2017)
MK-3543 (bomedemstat)
Myeloproliferative Disorders (December 2023)
MK-5684 (opevesostat)
Prostate (December 2023)
MK-7339 Lynparza(1)(2)
Non-Small-Cell Lung (June 2019)
Small-Cell Lung (December 2020)
V940 (intismeran autogene)(1)(2)
Melanoma (July 2023)
Non-Small-Cell Lung (December 2023)
Dengue Fever Virus Vaccine
V181 (June 2025)
Diabetic Macular Edema
MK-3000(5)
HIV-1 Infection
     MK-8591A (doravirine+islatravir) (February 2020) (EU)
MK-8591D (islatravir+lenacapavir) (October 2024)(1)(6)
HIV-1 Pre-Exposure Prophylaxis
MK-8527 (July 2025)
Hypercholesterolemia
MK-0616 (enlicitide decanoate) (August 2023)
Immunology
MK-7240 (tulisokibart)
Crohn’s Disease (June 2024)
Ulcerative Colitis (October 2023)

New Molecular Entities
Cancer
MK-3475A (subcutaneous pembrolizumab)
Previously Approved Solid Tumors (U.S.)
Previously Approved Tumors (EU)
HIV-1 Infection
     MK-8591A (doravirine+islatravir) (U.S.) (JPN)
Pneumococcal Vaccine Adult
V116 Capvaxive (JPN)
Respiratory Syncytial Virus
MK-1654 Enflonsia (EU) (JPN)

Certain Supplemental Filings
Cancer
MK-3475 Keytruda
• Resectable Locally Advanced Head and Neck Squamous Cell Carcinoma
(KEYNOTE-689) (EU) (JPN)
Pulmonary Arterial Hypertension
MK-7962 Winrevair (ZENITH) (U.S.)

Footnotes:
(1) Being developed in a collaboration.
(2) Being developed in combination with Keytruda.
(3) Being developed as monotherapy and/or in combination with Keytruda.
(4) Available in the U.S. under Emergency Use Authorization.
(5) Program is in a Phase 2/3 study that commenced in August 2024.
(6) On FDA partial clinical hold for higher doses of islatravir than those used in current clinical trials.

Analysis of Liquidity and Capital Resources

($ in millions)	June 30, 2025	December 31, 2024
Cash and investments	$9,396	$14,152
Working capital	11,028	10,362
Total debt to total liabilities and equity	30.1%	31.7%
Cash provided by operating activities was $5.8 billion in the first six months of 2025 compared with $8.7 billion in the first six months of 2024. Cash provided by operating activities was reduced by $1.7 billion and $370 million for upfront and milestone payments related to certain collaborations, licensing agreements, and acquisitions in the first six months of 2025 and 2024, respectively. Cash provided by operating activities continues to be the Company’s primary source of funds to finance operating needs, with excess cash serving as the primary source of funds to finance business development transactions, capital expenditures, dividends paid to shareholders and treasury stock purchases.
Cash used in investing activities was $2.3 billion in the first six months of 2025 compared with $2.4 billion in the first six months of 2024. The lower use of cash in investing activities was primarily due to lower cash used for acquisitions and higher proceeds from sales of securities and other investments, partially offset by higher purchases of securities and other investments, and higher capital expenditures (including the acquisition of a facility from WuXi Vaccines discussed in Note 2 to the condensed consolidated financial statements).
Cash used in financing activities was $9.3 billion in the first six months of 2025 compared with $1.6 billion in the first six months of 2024. The higher use of cash in financing activities was primarily due to lower proceeds from long-term debt, higher purchases of treasury stock, higher payments on long-term debt, higher dividends paid to shareholders and lower proceeds from the exercise of stock options.
The Company has accounts receivable factoring agreements with financial institutions in certain countries to sell accounts receivable. The Company factored $1.6 billion and $2.1 billion of accounts receivable at June 30, 2025 and December 31, 2024, respectively, under these factoring arrangements, which reduced outstanding accounts receivable. The cash received from the financial institutions is reported within operating activities in the Condensed Consolidated Statement of Cash Flows. In certain of these factoring arrangements, for ease of administration, the Company will collect customer payments related to the factored receivables, which it then remits to the financial institutions. The net cash flows relating to these collections are reported as financing activities in the Condensed Consolidated Statement of Cash Flows.
In February 2025, the Company’s $2.5 billion, 2.75% notes matured in accordance with their terms and were repaid. In March 2024, the Company’s $750 million, 2.90% notes matured in accordance with their terms and were repaid.
Dividends paid to stockholders were $4.1 billion and $3.9 billion for the first six months of 2025 and 2024, respectively. In January 2025, Merck’s Board of Directors declared a quarterly dividend of $0.81 per share on the Company’s outstanding common stock for the second quarter that was paid in April 2025. In May 2025, Merck’s Board of Directors declared a quarterly dividend of $0.81 per share on the Company’s outstanding common stock for the third quarter that was paid in July 2025.
In 2018, Merck’s Board of Directors authorized purchases of up to $10 billion of Merck’s common stock for its treasury. In January 2025, Merck’s Board of Directors authorized purchases of up to an additional $10 billion of Merck’s common stock for its treasury. The treasury stock purchase authorizations have no time limit and will be made over time in open-market transactions, block transactions on or off an exchange, or in privately negotiated transactions. During the first six months of 2025, the Company purchased $2.5 billion (29 million shares) of its common stock for its treasury under these programs. The Company expects the pace of share repurchases to continue at this level for the remainder of 2025. As of June 30, 2025, the Company’s remaining share repurchase authorization was $9.9 billion.
The Company has a $6.0 billion credit facility that matures in May 2030. The facility provides backup liquidity for the Company’s commercial paper borrowing facility and is to be used for general corporate purposes. The Company has not drawn funding from this facility.
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
Item 4. Controls and Procedures
Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures over financial reporting. Based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2025, the Company’s disclosure controls and procedures are effective. For the second quarter of 2025, there were no changes in internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer purchases of equity securities for the three months ended June 30, 2025 were as follows:
ISSUER PURCHASES OF EQUITY SECURITIES

				($ in millions)
Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
April 1 - April 30	5,233,310	$80.96	5,233,310	$10,813
May 1 - May 31	6,028,900	$78.29	6,028,900	$10,341
June 1 - June 30	5,623,624	$79.14	5,623,624	$9,896
Total	16,885,834	$79.40	16,885,834
(1) Shares purchased during the period were made as part of a plans approved by the Board of Directors in both October 2018 and January 2025, each to purchase up to $10 billion of Merck’s common stock for its treasury.
Item 5. Other Information
Insider Trading Arrangements
During the three months ended June 30, 2025, none of the Company’s directors or executive officers adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements.

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

MERCK & CO., INC.

Date: August 5, 2025	/s/ Jennifer Zachary
JENNIFER ZACHARY
Executive Vice President and General Counsel

Date: August 5, 2025	/s/ Dalton Smart
DALTON SMART
Senior Vice President Finance - Global Controller