Form 10-Q
period 2025-09-30
Merck & Co., Inc.
filed 2025-11-05
CIK 310158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
The number of shares of common stock outstanding as of the close of business on October 31, 2025: 2,482,022,536

Part I - Financial Information
Item 1. Financial Statements
MERCK & CO., INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF INCOME
(Unaudited, $ in millions except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Sales	$17,276	$16,657	$48,611	$48,544
Costs, Expenses and Other
Cost of sales	3,855	4,080	10,831	11,365
Selling, general and administrative	2,633	2,731	7,835	7,952
Research and development	4,234	5,862	11,903	13,354
Restructuring costs	47	56	676	258
Other (income) expense, net	(238)	(162)	(281)	(151)
	10,531	12,567	30,964	32,778
Income Before Taxes	6,745	4,090	17,647	15,766
Taxes on Income	958	929	2,346	2,377
Net Income	5,787	3,161	15,301	13,389
Less: Net Income Attributable to Noncontrolling Interests	2	4	10	15
Net Income Attributable to Merck & Co., Inc.	$5,785	$3,157	$15,291	$13,374
Basic Earnings per Common Share Attributable to Merck & Co., Inc. Common Shareholders	$2.32	$1.25	$6.09	$5.28
Earnings per Common Share Assuming Dilution Attributable to Merck & Co., Inc. Common Shareholders	$2.32	$1.24	$6.08	$5.26

MERCK & CO., INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
(Unaudited, $ in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net Income Attributable to Merck & Co., Inc.	$5,785	$3,157	$15,291	$13,374
Other Comprehensive Income (Loss) Net of Taxes:
Net unrealized gain (loss) on derivatives, net of reclassifications	170	(296)	(457)	(99)
Benefit plan net gain (loss) and prior service credit (cost), net of amortization	74	(13)	48	(28)
Cumulative translation adjustment	(25)	299	152	(83)
	219	(10)	(257)	(210)
Comprehensive Income Attributable to Merck & Co., Inc.	$6,004	$3,147	$15,034	$13,164
 The accompanying notes are an integral part of these condensed consolidated financial statements.

MERCK & CO., INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited, $ in millions except per share amounts)

	September 30, 2025	December 31, 2024
Assets
Current Assets
Cash and cash equivalents	$18,169	$13,242
Short-term investments	45	447
Accounts receivable (net of allowance for doubtful accounts of $93 in 2025 and $89 in 2024)	12,120	10,278
Inventories (excludes inventories of $5,412 in 2025 and $4,193 in 2024 classified in Other assets - see Note 6)	6,444	6,109
Other current assets	10,779	8,706
Total current assets	47,557	38,782
Investments	1,117	463
Property, Plant and Equipment, at cost, net of accumulated depreciation of $20,605 in 2025 and $19,155 in 2024	25,639	23,779
Goodwill	21,587	21,668
Other Intangibles, Net	15,313	16,370
Other Assets	18,333	16,044
	$129,546	$117,106
Liabilities and Equity
Current Liabilities
Loans payable and current portion of long-term debt	$1,405	$2,649
Trade accounts payable	4,147	4,079
Accrued and other current liabilities	16,186	15,694
Income taxes payable	4,848	3,914
Dividends payable	2,042	2,084
Total current liabilities	28,628	28,420
Long-Term Debt	39,969	34,462
Deferred Income Taxes	1,381	1,387
Other Noncurrent Liabilities	7,661	6,465
Merck & Co., Inc. Stockholders’ Equity
Common stock, $0.50 par value Authorized - 6,500,000,000 shares Issued - 3,577,103,522 shares in 2025 and 2024	1,788	1,788
Other paid-in capital	44,832	44,704
Retained earnings	72,231	63,069
Accumulated other comprehensive loss	(5,202)	(4,945)
	113,649	104,616
Less treasury stock, at cost: 1,089,754,712 shares in 2025 and 1,049,466,187 shares in 2024	61,799	58,303
Total Merck & Co., Inc. stockholders’ equity	51,850	46,313
Noncontrolling Interests	57	59
Total equity	51,907	46,372
	$129,546	$117,106
The accompanying notes are an integral part of this condensed consolidated financial statement.

MERCK & CO., INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited, $ in millions)

	Nine Months Ended September 30,
	2025	2024
Cash Flows from Operating Activities
Net income	$15,301	$13,389
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization	1,820	1,720
Depreciation	1,552	1,582
Income from investments in equity securities, net	(563)	(169)
Charges for research and development asset acquisitions	—	2,756
Deferred income taxes	(846)	(633)
Share-based compensation	615	574
Other	393	611
Net changes in assets and liabilities	(4,657)	(1,812)
Net Cash Provided by Operating Activities	13,615	18,018
Cash Flows from Investing Activities
Capital expenditures	(3,079)	(2,435)
Purchases of securities and other investments	(1,207)	(64)
Proceeds from sales of securities and other investments	1,632	370
Acquisition of Eyebiotech Limited, net of cash acquired	—	(1,344)
Acquisition of Elanco Animal Health Incorporated aqua business	—	(1,301)
Acquisition of Harpoon Therapeutics, Inc., net of cash acquired	—	(746)
Acquisition of MK-1045 (formerly CN201) from Curon Pharmaceutical	—	(700)
Other	114	(70)
Net Cash Used in Investing Activities	(2,540)	(6,290)
Cash Flows from Financing Activities
Net change in short-term borrowings	63	—
Proceeds from issuance of debt	5,962	3,599
Payments on debt	(2,501)	(751)
Dividends paid to stockholders	(6,158)	(5,889)
Purchases of treasury stock	(3,832)	(817)
Proceeds from exercise of stock options	45	165
Other	(252)	(330)
Net Cash Used in Financing Activities	(6,673)	(4,023)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	540	74
Net Increase in Cash, Cash Equivalents and Restricted Cash	4,942	7,779
Cash, Cash Equivalents and Restricted Cash at Beginning of Year (includes restricted cash of $76 and $68 at January 1, 2025 and 2024, respectively, included in Other current assets)	13,318	6,909
Cash, Cash Equivalents and Restricted Cash at End of Period (includes restricted cash of $91 and $95 at September 30, 2025 and 2024, respectively, included in Other current assets)	$18,260	$14,688
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
In September 2025, the FASB issued guidance intended to clarify and modernize the accounting for costs related to internal-use software. The guidance removes all references to software development project stages and clarifies the criteria entities should apply to begin capitalizing costs. The guidance is effective for 2028 annual and interim reporting and can be applied on a prospective, retrospective, or modified retrospective basis. Early adoption is permitted. The Company is currently evaluating the impact of adoption on its consolidated financial statements.
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
2025 Transactions
In November 2025, Merck reached an agreement with Dr. Falk Pharma GmbH (Falk) to discontinue an existing contract concerning co-development and co-commercialization rights in certain territories for MK-8690 (formerly PRA-052), and for Merck to assume full responsibility for the development program going forward. MK-8690 is an investigational anti-CD30 ligand monoclonal antibody being evaluated by the Company in an early-stage clinical trial. Under the terms of the agreement, Merck and Falk have discontinued their collaboration based on their existing co-development contract resulting in Merck having secured global rights to MK-8690. In exchange, Falk will receive a $150 million upfront payment, which the Company will record as a charge to Research and development expenses in the fourth quarter of 2025. Falk is also eligible to receive a developmental milestone payment, as well as tiered low-single-digit royalties on sales in certain territories.
In October 2025, Merck acquired Verona Pharma plc (Verona Pharma), a biopharmaceutical company focused on respiratory diseases, for total consideration of approximately $10.5 billion (including payments to settle share-based equity awards). Through this acquisition, Merck acquired Ohtuvayre (ensifentrine), a first-in-class selective dual inhibitor of phosphodiesterases 3 and 4 (PDE3 and PDE4), which was approved in the U.S. in June 2024 for the maintenance treatment of chronic obstructive pulmonary disease (COPD) in adult patients and is also being evaluated in clinical trials for the treatment of non-cystic fibrosis bronchiectasis. The Company is in the process of determining the fair value of assets acquired and liabilities assumed in this transaction; however, it expects to capitalize most of the purchase price as an intangible asset for Ohtuvayre. There are no future contingent payments associated with the acquisition.
Also in October 2025, Merck and Blackstone Life Sciences (Blackstone) entered into a funding arrangement under which Blackstone will pay Merck $700 million (which is non-refundable, subject to the termination provisions of the agreement) to

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
fund a portion of the Company’s development costs for MK-2870, sacituzumab tirumotecan (sac-TMT), expected to be incurred throughout 2026. The funding will be recognized as a reduction to Research and development expenses as Merck incurs applicable development costs for the sac-TMT program. Sac-TMT is an investigational trophoblast cell-surface antigen 2 (TROP2)-directed antibody drug conjugate (ADC) being developed as part of an exclusive license and collaboration agreement with Kelun-Biotech that is currently in clinical development for the treatment of a variety of cancers. The agreement between Merck and Kelun-Biotech with respect to sac-TMT is unchanged by the new agreement with Blackstone. Merck will retain decision-making authority and control over the development, manufacturing, and commercial activities relating to sac-TMT provided for in the agreement with Kelun-Biotech, and Blackstone will not receive any rights to sac-TMT. Upon receipt of regulatory approval for an indication in the U.S. for first-line triple-negative-breast cancer (TroFuse-011 trial), Blackstone will be eligible to receive low-to-mid single-digit royalties on net sales of sac-TMT subsequent to such approval across all approved indications in Merck’s marketing territories.
In July 2025, the technology transfer for MK-2010 (LM-299), a novel investigational PD-1/vascular endothelial growth factor (VEGF) bispecific antibody that was licensed from LaNova Medicines Ltd (LaNova) in 2024, was completed. Accordingly, Merck made a $300 million payment to LaNova (which has been acquired by Sino Biopharmaceutical Limited) that was recorded as a charge to Research and development expenses in the third quarter and first nine months of 2025.
In May 2025, Merck and Jiangsu Hengrui Pharmaceuticals Co., Ltd. (Hengrui Pharma) closed an exclusive license agreement for MK-7262 (HRS-5346), an investigational oral small molecule Lipoprotein(a) inhibitor, which is currently being evaluated in a Phase 2 clinical trial in China. Under the agreement, Hengrui Pharma granted Merck exclusive rights to develop, manufacture and commercialize MK-7262 (HRS-5346) worldwide, excluding the Greater China region. The agreement provided for an upfront payment of $200 million, which was recorded as a charge to Research and development expenses in the first nine months of 2025. Hengrui Pharma is also eligible to receive future contingent developmental milestone payments of up to $92.5 million, regulatory milestone payments of up to $177.5 million, and sales-based milestone payments of up to $1.5 billion, as well as tiered royalties ranging from a mid-single-digit rate to a low-double-digit rate on future net sales of MK-7262 (HRS-5346), if approved.
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
2024 Transactions
In September 2024, Merck acquired MK-1045 (formally CN201), a novel investigational clinical-stage bispecific antibody for the treatment of B-cell associated diseases, from Curon Biopharmaceutical (Curon) for an upfront payment of $700 million. In addition, Curon is eligible to receive future contingent developmental milestone payments of up to $300 million and regulatory milestone payments of up to $300 million. The transaction was accounted for as an asset acquisition. Merck recorded a charge of $750 million (reflecting the upfront payment and other related costs) to Research and development expenses in the third quarter and first nine months of 2024 related to the execution of the transaction. In connection with the agreement, Merck is also obligated to pay a third party future contingent developmental, regulatory and sales-based milestone payments of up to $128 million in the aggregate, as well as tiered royalties ranging from a mid-single-digit rate to a low-double-digit rate on future net sales of MK-1045, if approved.
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

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
The estimated fair values of assets acquired and liabilities assumed from the Elanco aqua business (inclusive of measurement period adjustments) are as follows:

($ in millions)	July 9, 2024
Inventories	$65
Property, plant and equipment	66
Product rights - Clynav (useful life 15 years) (1)	340
Other product rights (useful lives 15 years) (1)	291
Deferred tax asset	106
Other assets and liabilities, net	23
Total identifiable net assets	891
Goodwill (2)	412
Consideration transferred	$1,303
(1)     The estimated fair values of Clynav and other product rights were determined using an income approach, specifically the multi-period excess earnings method. The future probability-weighted net cash flows were discounted to present value utilizing a discount rate of 8.5%. Actual cash flows are likely to be different than those assumed.
(2)    The goodwill recognized is largely attributable to anticipated synergies expected to arise after the acquisition and was allocated to the Animal Health segment. This amount is expected to be deductible for tax purposes.
Also in July 2024, Merck acquired Eyebiotech Limited (EyeBio), a privately held ophthalmology-focused biotechnology company for $1.2 billion (including payments to settle share-based equity awards) and also incurred $207 million of transaction costs. The acquisition agreement also provides for former EyeBio shareholders to receive contingent developmental milestone payments of up to $1.0 billion (of which $200 million has since been paid associated with the achievement of milestones as noted below), regulatory milestone payments of up to $200 million and sales-based milestone payments of up to $500 million. EyeBio’s development work focused on candidates for the prevention and treatment of vision loss associated with retinal vascular leakage, a known risk factor for retinal diseases. EyeBio’s lead candidate, MK-3000 (formerly EYE103), is an investigational, potentially first-in-class tetravalent, tri-specific antibody that acts as an agonist of the Wingless-related integration site signaling pathway, which is in clinical development for the treatment of diabetic macular edema and neovascular age-related macular degeneration. The transaction was accounted for as an asset acquisition since MK-3000 accounted for substantially all of the fair value of the gross assets acquired (excluding cash and deferred income taxes). Merck recorded net assets of $21 million, as well as a charge of $1.35 billion to Research and development expenses in the third quarter and first nine months of 2024 related to the acquisition. Additionally, a $100 million developmental milestone was recorded as a charge to Research and development expenses in the third quarter and first nine months of 2024 and an additional $100 million developmental milestone was charged to Research and development expenses in the first nine months of 2025.
In March 2024, Merck acquired Harpoon Therapeutics, Inc. (Harpoon), a clinical-stage immunotherapy company developing a novel class of T-cell engagers designed to harness the power of the body’s immune system to treat patients suffering from cancer and other diseases, for $765 million and also incurred $56 million of transaction costs. Harpoon’s lead candidate, gocatamig (MK-6070, formerly HPN328), is a T-cell engager targeting delta-like ligand 3 (DLL3), an inhibitory canonical Notch ligand that is expressed at high levels in small cell lung cancer and neuroendocrine tumors. The transaction was accounted for as an asset acquisition since gocatamig represented substantially all of the fair value of the gross assets acquired (excluding cash and deferred income taxes). Merck recorded net assets of $165 million, as well as a charge of $656 million to Research and development expenses in the first nine months of 2024 related to the transaction. There are no future contingent payments associated with the acquisition. In August 2024, Merck and Daiichi Sankyo expanded their existing global co-development and co-commercialization agreement to include gocatamig. See Note 3 for more information on Merck’s collaboration with Daiichi Sankyo.
In February 2024, Merck and Alteogen Inc. (Alteogen) converted their existing non-exclusive license agreement into an exclusive license for the use of Alteogen’s proprietary berahyaluronidase alfa for the formulation of subcutaneous pembrolizumab. Pursuant to the amended agreement, Alteogen is eligible to receive regulatory approval milestone payments of up to $51 million, as well as annual and cumulative sales-based milestone payments of up to $1.0 billion in the aggregate. After the achievement of all sales-based milestones, a 2% royalty on net sales is payable to Alteogen. In September 2025, the U.S. Food and Drug Administration (FDA) approved Keytruda Qlex (pembrolizumab and berahyaluronidase alfa-pmph) injection, which triggered regulatory milestone payments of $25 million in the aggregate from Merck to Alteogen. Additionally, following FDA approval, the Company determined that it was probable that sales of Keytruda Qlex in the future would trigger $680 million of sales-based milestone payments from Merck to Alteogen. Accordingly, in the third quarter of 2025, Merck recorded a $705 million liability for these regulatory and sales-based milestone payments and a corresponding intangible asset related to Keytruda Qlex included in Other Intangibles, Net. The intangible asset will be amortized over its estimated useful life through December 2030. The $25 million of regulatory milestone payments were made in October 2025; the future sales-based milestone payments will be paid upon achievement of the corresponding milestone.

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
AstraZeneca PLC
In 2017, Merck and AstraZeneca PLC (AstraZeneca) entered into a global strategic oncology collaboration to co-develop and co-commercialize AstraZeneca’s Lynparza (olaparib) for multiple cancer types. Independently, Merck and AstraZeneca are developing and commercializing Lynparza in combinations with their respective PD-1 and PD-L1 medicines, Keytruda (pembrolizumab) and Imfinzi. Under the terms of the agreement, AstraZeneca and Merck share the development and commercialization costs for Lynparza monotherapy and non-PD-1/PD-L1 combination therapy opportunities.
Profits from Lynparza product sales generated through monotherapies or combination therapies are shared equally. AstraZeneca is the principal on Lynparza sales transactions. Merck records its share of Lynparza product sales, net of cost of sales and commercialization costs, as alliance revenue, and its share of development costs associated with the collaboration as part of Research and development expenses. Reimbursements received from AstraZeneca for research and development expenses are recognized as reductions to Research and development costs.
The initial collaboration agreement also included the joint development and commercialization of AstraZeneca’s Koselugo (selumetinib) for multiple indications, with revenues, costs and profits being accounted for similar to Lynparza. In August 2025, Merck and AstraZeneca amended the terms of the original collaboration agreement, which resulted in the discontinuation of the revenue and cost sharing provisions of the collaboration and simplified the governance structure related to Koselugo. In exchange, Merck received a $150 million upfront payment (which was recorded within Sales as alliance revenue) in the third quarter of 2025 and may receive future payments of $150 million in each of January 2026 and January 2027, and $100 million in January 2028, subject to an annual election by AstraZeneca. Additionally, the amended agreement provides for Merck to receive contingent regulatory and sales-based milestone payments, as well as mid-single-digit royalties on future net sales. Koselugo received a regulatory approval in August 2025 triggering a milestone payment (due from AstraZeneca in 2026) of $50 million (which was recorded within Sales as alliance revenue in the third quarter of 2025) and another regulatory approval in October 2025 triggering an additional milestone payment (due from AstraZeneca in 2027) of $50 million (which will be recorded within Sales as alliance revenue in the fourth quarter of 2025). Merck remains eligible to receive future contingent payments for the achievement of regulatory milestones of up to $75 million and sales-based milestones of up to $235 million. AstraZeneca has the option to revert back to the income and cost sharing terms of the original agreement (in which case any future annual, contingent milestone, and royalty payments referenced above would no longer be due) although Merck would retain any payments made by AstraZeneca prior to the exercise of that option and any amounts due from AstraZeneca would remain payable to Merck.
As part of the initial collaboration agreement, Merck made an upfront payment to AstraZeneca and also made payments over a multi-year period for certain license options. In addition, the initial collaboration agreement provided for contingent payments from Merck to AstraZeneca related to the successful achievement of sales-based and regulatory milestones.
In the first nine months of 2025, Merck made sales-based milestone payments aggregating $700 million (related to the original collaboration agreement) to AstraZeneca of which $600 million related to Lynparza and $100 million related to Koselugo (both of which had been previously accrued for). Potential future sales-based milestone payments of $2.0 billion have not yet been accrued as they are not deemed by the Company to be probable at this time. Lynparza received a regulatory approval triggering a capitalized milestone payment from Merck to AstraZeneca of $245 million in the first nine months of 2024 (which had been previously accrued for). The partners have agreed that no future regulatory milestone payments from Merck to AstraZeneca are likely.
The intangible asset balances related to Lynparza and Koselugo (which reflect the capitalized sales-based and regulatory milestone payments attributed to each product) were $926 million and $41 million, respectively, at September 30, 2025 and are included in Other Intangibles, Net. The assets are being amortized over their estimated useful lives (through 2028 for Lynparza and through 2029 for Koselugo) as supported by projected future cash flows, subject to impairment testing.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
Summarized financial information related to this collaboration is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2025	2024	2025	2024
Alliance revenue - Lynparza	$379	$337	$1,061	$947
Alliance revenue - Koselugo (1)	214	39	301	114
Total alliance revenue	$593	$376	$1,362	$1,061

Cost of sales (2)	84	82	253	245
Selling, general and administrative	31	39	103	121
Research and development	3	19	31	57

($ in millions)			September 30, 2025	December 31, 2024
Receivables from AstraZeneca included in Other current assets (3)			$436	$424
Payables to AstraZeneca included in Accrued and other current liabilities (4)			4	713
(1)    Amounts in 2025 include the $150 million upfront payment and $50 million regulatory milestone triggered in the third quarter as a result of the amendment to the collaboration agreement noted above.
(2)    Represents amortization of capitalized milestone payments.
(3)    Balance at September 30, 2025 includes a milestone receivable.
(4)    Balance at December 31, 2024 includes accrued milestone payments.
Eisai Co., Ltd.
In 2018, Merck and Eisai Co., Ltd. (Eisai) announced a strategic collaboration for the worldwide co-development and co-commercialization of Lenvima (lenvatinib), an orally available tyrosine kinase inhibitor discovered by Eisai. Under the agreement, Merck and Eisai are developing and commercializing Lenvima jointly, both as monotherapy and in combination with Keytruda. Eisai records Lenvima product sales globally (Eisai is the principal on Lenvima sales transactions) and Merck and Eisai share applicable profits equally. Merck records its share of Lenvima product sales, net of cost of sales and commercialization costs, as alliance revenue. Expenses incurred during co-development are shared by the two companies in accordance with the collaboration agreement and reflected in Research and development expenses. Certain expenses incurred solely by Merck or Eisai are not shareable under the collaboration agreement, including costs incurred in excess of agreed upon caps, and costs related to certain combination studies of Keytruda and Lenvima, as well as Welireg (belzutifan) and Lenvima.
Under the agreement, Merck made an upfront payment to Eisai and also made payments over a multi-year period for certain option rights. In addition, the agreement provides for contingent payments from Merck to Eisai related to the successful achievement of sales-based and regulatory milestones.
In the first nine months of 2024, Merck made a $125 million sales-based milestone payment to Eisai (which had been previously accrued for). Potential future sales-based milestone payments of $2.3 billion have not yet been accrued as they are not deemed by the Company to be probable at this time. There are no regulatory milestone payments remaining under the agreement.
The intangible asset balance related to Lenvima (which includes capitalized sales-based and regulatory milestone payments) was $261 million at September 30, 2025 and is included in Other Intangibles, Net. The amount is being amortized over its estimated useful life through 2026 as supported by projected future cash flows, subject to impairment testing.
Summarized financial information related to this collaboration is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2025	2024	2025	2024
Alliance revenue - Lenvima	$258	$251	$781	$755

Cost of sales (1)	60	60	181	181
Selling, general and administrative	33	40	99	120
Research and development	2	4	10	18

($ in millions)			September 30, 2025	December 31, 2024
Receivables from Eisai included in Other current assets			$258	$257
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

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
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
The intangible asset balances related to Adempas (which includes the acquired intangible asset balance, as well as capitalized sales-based milestone payments attributed to Adempas) and Verquvo (which reflects the portion of the final sales-based milestone payment that was attributed to Verquvo) were $312 million and $41 million, respectively, at September 30, 2025 and are included in Other Intangibles, Net. The assets are being amortized over their estimated useful lives (through 2027 for Adempas and through 2031 for Verquvo) as supported by projected future cash flows, subject to impairment testing.
Summarized financial information related to this collaboration is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2025	2024	2025	2024
Alliance revenue - Adempas/Verquvo	$112	$102	$340	$306
Net sales of Adempas recorded by Merck	82	72	229	214
Net sales of Verquvo recorded by Merck	12	11	33	25
Total sales	$206	$185	$602	$545

Cost of sales (1)	71	59	190	182
Selling, general and administrative	22	29	80	88
Research and development	11	27	55	82

($ in millions)			September 30, 2025	December 31, 2024
Receivables from Bayer included in Other current assets			$168	$160
Payables to Bayer included in Accrued and other current liabilities			93	82
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
Summarized financial information related to this collaboration is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2025	2024	2025	2024
Net sales of Lagevrio recorded by Merck	$138	$383	$323	$843

Cost of sales (1)	81	204	178	491
Selling, general and administrative	11	11	39	43
Research and development	11	5	25	7

($ in millions)			September 30, 2025	December 31, 2024
Payables to Ridgeback included in Accrued and other current liabilities (2)			$49	$68
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
Under the terms of the agreement, Merck made payments to Daiichi Sankyo totaling $4.0 billion in 2023. These payments included $1.0 billion ($500 million each for patritumab deruxtecan and ifinatamab deruxtecan), which may be refundable on a pro-rated basis in the event of early termination of development with respect to either program. In addition, the agreement provided for a continuation payment of $750 million related to patritumab deruxtecan (which Merck paid in October 2024) and a continuation payment of $750 million related to raludotatug deruxtecan (which Merck paid in October 2025). The agreement also provides for contingent payments from Merck to Daiichi Sankyo of up to an additional $5.5 billion for each DXd ADC upon the successful achievement of certain sales-based milestones. In conjunction with this transaction, Merck recorded an aggregate pretax charge of $5.5 billion to Research and development expenses in 2023 for the $4.0 billion of upfront payments and the $1.5 billion of continuation payments.
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
In August 2024, Merck and Daiichi Sankyo expanded their agreement to include gocatamig (MK-6070), an investigational DLL3 targeting T-cell engager, which Merck obtained through its acquisition of Harpoon (see Note 2). The companies are planning to evaluate gocatamig in combination with ifinatamab deruxtecan in certain patients with small cell lung cancer, as well as other potential combinations. Merck received an upfront cash payment of $170 million from Daiichi Sankyo (recorded within Other (income) expense, net) and has also satisfied a contingent quid obligation from the original collaboration agreement. The companies will jointly develop and commercialize gocatamig worldwide and share research and development, as well as commercialization expenses. Research and development expenses related to gocatamig in combination with ifinatamab deruxtecan will be shared in a manner consistent with the original agreement for ifinatamab deruxtecan. Merck will be solely responsible for manufacturing and supply of gocatamig. If approved, Merck will generally record sales for gocatamig worldwide (Merck will be the principal on sales transactions) and the companies will equally share expenses as well as profits worldwide, except for Japan where Merck retains exclusive rights and Daiichi Sankyo will receive a 5% sales-based royalty.
Summarized financial information related to this collaboration is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2025	2024	2025	2024
Cost of sales (1)	$67	$—	$67	$—
Selling, general and administrative	8	5	21	21
Research and development	110	94	379	227

($ in millions)			September 30, 2025	December 31, 2024
Receivables from Daiichi Sankyo included in Other current assets			$17	$8
Payables to Daiichi Sankyo included in Accrued and other current liabilities (2)			869	817
(1)    Represents Merck’s share of certain inventory-related costs.
(2)    Includes accrued continuation payment.
Moderna, Inc.
In 2022, Merck exercised its option to jointly develop and commercialize intismeran autogene (V940/mRNA-4157), an investigational individualized neoantigen therapy, pursuant to the terms of an existing collaboration and license agreement with Moderna, Inc. (Moderna). Intismeran autogene is currently being evaluated in combination with Keytruda in multiple clinical trials. Merck and Moderna share costs and will share any profits equally under this worldwide collaboration. Merck records its share of development costs associated with the collaboration as part of Research and development expenses. Any reimbursements received from Moderna for research and development expenses are recognized as reductions to Research and development costs. Merck has also capitalized a net $235 million of shared facility costs at September 30, 2025, primarily reflected within Other Assets. These costs are amortized over the assets’ estimated useful lives.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
Summarized financial information related to this collaboration is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2025	2024	2025	2024
Selling, general and administrative	$7	$5	$19	$11
Research and development (1)	96	93	272	255

($ in millions)			September 30, 2025	December 31, 2024
Payables to Moderna included in Accrued and other current liabilities			$13	$57
(1)    Includes amortization of shared facility costs.
Bristol-Myers Squibb Company
Reblozyl (luspatercept-aamt) is a first-in-class erythroid maturation recombinant fusion protein that is being commercialized through a global collaboration with Bristol-Myers Squibb Company (BMS). Reblozyl is approved in the U.S., Europe and certain other markets for the treatment of anemia in certain rare blood disorders and is also being evaluated for additional indications for hematology therapies. BMS is the principal on sales transactions for Reblozyl; however, Merck co-promotes Reblozyl (and may co-promote any future products approved under this collaboration) in North America, which is reimbursed by BMS. Merck receives tiered royalties ranging from 20% to 24% based on sales levels. This royalty will be reduced by 50% upon the earlier of patent expiry or generic entry on an indication-by-indication basis in each market. Additionally, Merck is eligible to receive future contingent sales-based milestone payments of up to $80 million. Alliance revenue related to this collaboration, consisting of royalties (recorded within Sales), was $136 million and $361 million in the third quarter and first nine months of 2025, respectively, compared with $100 million and $261 million in the third quarter and first nine months of 2024, respectively.
4.    Restructuring
In July 2025, the Company approved a new restructuring program (2025 Restructuring Program) designed to position the Company for its next chapter of growth and to successfully advance its pipeline and launch new products across multiple therapeutic areas. As part of this program, the Company expects to eliminate certain positions in sales and administrative organizations, as well as research and development. The Company will, however, continue to hire employees into new roles across all strategic growth areas of the business. In addition, the Company will reduce its global real estate footprint and continue to optimize its manufacturing network, aligning the geography of its global manufacturing footprint to its customers and reflecting changes in the Company’s business. Most actions contemplated under the 2025 Restructuring Program are expected to be largely completed by the end of 2027, with the exception of certain manufacturing actions, which are expected to be substantially completed by the end of 2029. The cumulative pretax costs to be incurred by the Company to implement the program are estimated to be approximately $3.0 billion, of which approximately 60% will be cash, relating primarily to employee separation expense and contractual termination costs. The remainder of the costs will be non-cash, relating primarily to the accelerated depreciation of facilities. The Company recorded total pretax costs of $302 million and $951 million in the third quarter and first nine months of 2025, respectively, related to the 2025 Restructuring Program.
In January 2024, the Company approved a restructuring program (2024 Restructuring Program) intended to continue the optimization of the Company’s Human Health global manufacturing network as the future pipeline shifts to new modalities and also optimize the Animal Health global manufacturing network to improve supply reliability and increase efficiency. The actions contemplated under the 2024 Restructuring Program are expected to be substantially completed by the end of 2031, with the cumulative pretax costs to be incurred by the Company to implement the program estimated to be approximately $4.0 billion. Approximately 60% of the cumulative pretax costs will be non-cash, relating primarily to the accelerated depreciation of facilities to be closed or divested. The remainder of the costs will result in cash outlays, relating primarily to facility shut-down costs. The Company recorded total pretax costs of $88 million and $279 million in the third quarter of 2025 and 2024, respectively, and $323 million and $701 million in the first nine months of 2025 and 2024, respectively, related to the 2024 Restructuring Program. Since inception of the 2024 Restructuring Program through September 30, 2025, Merck has incurred total cumulative pretax costs of $1.4 billion.
For segment reporting, restructuring charges are unallocated expenses.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
The following tables summarize the charges related to restructuring program activities by type of cost:

	Three Months Ended September 30, 2025				Nine Months Ended September 30, 2025
($ in millions)	Accelerated Depreciation	Separation Costs	Other Exit Costs	Total	Accelerated Depreciation	Separation Costs	Other Exit Costs	Total
2025 Restructuring Program
Cost of sales	$—	$—	$72	$72	$—	$—	$172	$172
Research and development	—	—	233	233	—	—	286	286
Restructuring costs	—	—	(3)	(3)	—	481	12	493
	—	—	302	302	—	481	470	951
2024 Restructuring Program
Cost of sales	56	—	(18)	38	152	—	(13)	139
Selling, general and administrative	—	—	—	—	—	—	1	1
Restructuring costs	—	6	44	50	—	13	170	183
	56	6	26	88	152	13	158	323
	$56	$6	$328	$390	$152	$494	$628	$1,274

	Three Months Ended September 30, 2024				Nine Months Ended September 30, 2024
($ in millions)	Accelerated Depreciation	Separation Costs	Other Exit Costs	Total	Accelerated Depreciation	Separation Costs	Other Exit Costs	Total
2024 Restructuring Program
Cost of sales	$40	$—	$152	$192	$171	$—	$203	$374
Selling, general and administrative	—	—	31	31	—	—	67	67
Research and development	—	—	—	—	—	—	2	2
Restructuring costs	—	11	45	56	—	122	136	258
	$40	$11	$228	$279	$171	$122	$408	$701
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
The following table summarizes the charges and spending related to restructuring program activities for the nine months ended September 30, 2025:

($ in millions)	Accelerated Depreciation	Separation Costs	Other Exit Costs	Total
2025 Restructuring Program
Restructuring reserves January 1, 2025	$—	$—	$—	$—
Expenses	—	481	470	951
(Payments) receipts, net	—	(7)	(2)	(9)
Non-cash activity	—	—	(81)	(81)
Restructuring reserves September 30, 2025	$—	$474	$387	$861
2024 Restructuring Program
Restructuring reserves January 1, 2025	$—	$564	$—	$564
Expenses	152	13	158	323
(Payments) receipts, net	—	(78)	(161)	(239)
Non-cash activity	(152)	—	3	(149)
Restructuring reserves September 30, 2025	$—	$499	$—	$499

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
The fair values of these derivative contracts are recorded as either assets (gain positions) or liabilities (loss positions) in the Condensed Consolidated Balance Sheet. Changes in the fair value of derivative contracts are recorded each period in either current earnings or Other comprehensive income (OCI), depending on whether the derivative is designated as part of a hedge transaction and, if so, the type of hedge transaction. For derivatives that are designated as cash flow hedges, the unrealized gains or losses on these contracts are recorded in Accumulated Other Comprehensive Loss (AOCL) and reclassified into Sales when the hedged anticipated revenue is recognized. The amount reclassified into earnings as a result of the discontinuation of cash flow hedges because it was no longer deemed probable the forecasted hedged transactions would occur was not material for the third quarter or first nine months of either 2025 or 2024. For those derivatives which are not designated as cash flow hedges, but serve as economic hedges of forecasted sales, unrealized gains or losses are recorded in Sales each period. The cash flows from both designated and non-designated contracts are reported as operating activities in the Condensed Consolidated Statement of Cash Flows. The Company does not enter into derivatives for trading or speculative purposes.
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

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
The effects of the Company’s net investment hedges on OCI and the Condensed Consolidated Statement of Income are shown below:

	Amount of Pretax (Gain) Loss Recognized in Other Comprehensive Income (1)				Amount of Pretax Gain Recognized in Other (income) expense, net for Amounts Excluded from Effectiveness Testing
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2025	2024	2025	2024	2025	2024	2025	2024
Net Investment Hedging Relationships
Foreign exchange contracts	$(20)	$1	$45	$4	$(3)	$—	$(11)	$(2)
Euro-denominated notes	(1)	169	540	73	—	—	—	—
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
At September 30, 2025, the Company was a party to seven pay-floating, receive-fixed interest rate swap contracts designated as fair value hedges of a portion of fixed-rate notes as detailed in the table below.

	September 30, 2025
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
The table below presents the location of amounts recorded in the Condensed Consolidated Balance Sheet related to cumulative basis adjustments for fair value hedges:

	Carrying Amount of Hedged Liabilities		Cumulative Amount of Fair Value Hedging Adjustment Increase Included in the Carrying Amount
($ in millions)	September 30, 2025	December 31, 2024	September 30, 2025	December 31, 2024
Balance Sheet Caption
Long-Term Debt	$1,819	$1,509	$80	$17

Presented in the table below is the fair value of derivatives on a gross basis segregated between those derivatives that are designated as hedging instruments and those that are not designated as hedging instruments:

		September 30, 2025			December 31, 2024
		Fair Value of Derivative		U.S. Dollar Notional	Fair Value of Derivative		U.S. Dollar Notional
($ in millions)		Asset	Liability		Asset	Liability
Derivatives Designated as Hedging Instruments	Balance Sheet Caption
Interest rate swap contracts	Other Assets	$80	$—	$1,750	$17	$—	$1,500
Foreign exchange contracts	Other current assets	55	—	4,681	323	—	8,662
Foreign exchange contracts	Other Assets	37	—	2,274	66	—	2,125
Foreign exchange contracts	Accrued and other current liabilities	—	246	5,694	—	1	162
Foreign exchange contracts	Other Noncurrent Liabilities	—	—	—	—	1	16
		$172	$246	$14,399	$406	$2	$12,465
Derivatives Not Designated as Hedging Instruments	Balance Sheet Caption
Foreign exchange contracts	Other current assets	$144	$—	$12,498	$323	$—	$12,544
Foreign exchange contracts	Accrued and other current liabilities	—	246	15,975	—	343	13,551
		$144	$246	$28,473	$323	$343	$26,095
		$316	$492	$42,872	$729	$345	$38,560

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

	September 30, 2025		December 31, 2024
($ in millions)	Asset	Liability	Asset	Liability
Gross amounts recognized in the condensed consolidated balance sheet	$316	$492	$729	$345
Gross amounts subject to offset in master netting arrangements not offset in the condensed consolidated balance sheet	(246)	(246)	(299)	(299)
Cash collateral received	(1)	—	(165)	—
Net amounts	$69	$246	$265	$46
The table below provides information regarding the location and amount of pretax gains and losses of derivatives designated in fair value or cash flow hedging relationships:

	Three Months Ended September 30,						Nine Months Ended September 30,
($ in millions)	2025	2024	2025	2024	2025	2024	2025	2024	2025	2024	2025	2024
Financial Statement Caption in which Effects of Fair Value or Cash Flow Hedges are Recorded	Sales		Other (income) expense, net (1)		Other comprehensive income (loss)		Sales		Other (income) expense, net (1)		Other comprehensive income (loss)
	$17,276	$16,657	$(238)	$(162)	$219	$(10)	$48,611	$48,544	$(281)	$(151)	$(257)	$(210)
Loss (gain) on fair value hedging relationships:
Interest rate swap contracts
Hedged items	—	—	4	68	—	—	—	—	62	42	—	—
Derivatives designated as hedging instruments	—	—	(5)	(69)	—	—	—	—	(63)	(43)	—	—
Impact of cash flow hedging relationships:
Foreign exchange contracts
Amount of gain (loss) recognized in OCI on derivatives	—	—	—	—	113	(325)	—	—	—	—	(630)	22
(Decrease) increase in Sales as a result of AOCL reclassifications	(85)	48	—	—	85	(48)	(35)	146	—	—	35	(146)
Interest rate contracts
Amount of gain recognized in Other (income) expense, net on derivatives	—	—	—	—	—	—	—	—	(1)	(1)	—	—
Amount of gain (loss) recognized in OCI on derivatives	—	—	—	—	18	—	—	—	—	—	17	(1)
(1)    Interest expense is a component of Other (income) expense, net.
The table below provides information regarding the income statement effects of derivatives not designated as hedging instruments:

		Amount of Derivative Pretax Loss (Gain) Recognized in Income
		Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)		2025	2024	2025	2024
Derivatives Not Designated as Hedging Instruments	Income Statement Caption
Foreign exchange contracts (1)	Other (income) expense, net	$39	$(139)	$(217)	$(65)
Foreign exchange contracts (2)	Sales	(8)	10	26	(10)
(1)    These derivative contracts primarily mitigate changes in the value of remeasured foreign currency denominated monetary assets and liabilities attributable to changes in foreign currency exchange rates.
(2)    These derivative contracts serve as economic hedges of forecasted transactions.
At September 30, 2025, the Company estimates $298 million of pretax net unrealized losses on derivatives maturing within the next 12 months that hedge foreign currency denominated sales over that same period will be reclassified from AOCL to Sales. The amount ultimately reclassified to Sales may differ as foreign exchange rates change. Realized gains and losses are ultimately determined by actual foreign exchange rates at maturity.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
Investments in Debt and Equity Securities
Information on investments in debt and equity securities is as follows:

	September 30, 2025				December 31, 2024
	Amortized Cost	Gross Unrealized		Fair Value	Amortized Cost	Gross Unrealized		Fair Value
($ in millions)		Gains	Losses			Gains	Losses
U.S. government and agency securities	$99	$—	$—	$99	$188	$—	$—	$188
Commercial paper	45	—	—	45	348	—	—	348
Foreign government bonds	1	—	—	1	—	—	—	—
Total debt securities	$145	$—	$—	$145	$536	$—	$—	$536
Publicly traded equity securities (1)				1,546				920
Total debt and publicly traded equity securities				$1,691				$1,456
(1)    Unrealized net gains of $367 million and $630 million were recorded in Other (income) expense, net in the third quarter and first nine months of 2025, respectively, on equity securities still held at September 30, 2025. Unrealized net losses (gains) of $42 million and $(82) million were recorded in Other (income) expense, net in the third quarter and first nine months of 2024, respectively, on equity securities still held at September 30, 2024.
At September 30, 2025 and September 30, 2024, the Company also had $834 million and $848 million, respectively, of equity investments without readily determinable fair values included in Other Assets. The Company records unrealized gains on these equity investments based on favorable observable price changes from transactions involving similar investments of the same investee and records unrealized losses based on unfavorable observable price changes, which are included in Other (income) expense, net. During the first nine months of 2025, the Company recorded unrealized gains of $1 million and unrealized losses of $33 million related to certain of these equity investments still held at September 30, 2025. During the first nine months of 2024, the Company recorded unrealized gains of $12 million and unrealized losses of $25 million related to certain of these equity investments still held at September 30, 2024. Cumulative unrealized gains and cumulative unrealized losses based on observable price changes for investments in equity investments without readily determinable fair values still held at September 30, 2025 were $293 million and $131 million, respectively.
At September 30, 2025 and September 30, 2024, the Company also had $226 million and $328 million, respectively, recorded in Other Assets for equity securities held through ownership interests in investment funds. Losses (gains) recorded in Other (income) expense, net relating to these investment funds were $2 million and $(21) million for the third quarter of 2025 and 2024, respectively, and were $53 million and $(26) million for the first nine months of 2025 and 2024, respectively.
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

	Fair Value Measurements Using				Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
($ in millions)	September 30, 2025				December 31, 2024
Assets
Investments
Commercial paper	$—	$45	$—	$45	$—	$348	$—	$348
Foreign government bonds	—	1	—	1	—	—	—	—
U.S. government and agency securities	—	—	—	—	—	99	—	99
Publicly traded equity securities	1,116	—	—	1,116	463	—	—	463
	1,116	46	—	1,162	463	447	—	910
Other assets (1)
U.S. government and agency securities	99	—	—	99	89	—	—	89
Publicly traded equity securities (2)	430	—	—	430	457	—	—	457
	529	—	—	529	546	—	—	546
Derivative assets (3)
Forward exchange contracts	—	169	—	169	—	499	—	499
Interest rate swaps	—	80	—	80	—	17	—	17
Purchased currency options	—	67	—	67	—	213	—	213
	—	316	—	316	—	729	—	729
Total assets	$1,645	$362	$—	$2,007	$1,009	$1,176	$—	$2,185
Liabilities
Other liabilities
Contingent consideration	$—	$—	$—	$—	$—	$—	$193	$193
Derivative liabilities (3)
Forward exchange contracts	—	461	—	461	—	338	—	338
Written currency options	—	31	—	31	—	7	—	7
	—	492	—	492	—	345	—	345
Total liabilities	$—	$492	$—	$492	$—	$345	$193	$538
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
As of September 30, 2025 and December 31, 2024, Cash and cash equivalents included $17.5 billion and $12.3 billion of cash equivalents, respectively (which would be considered Level 2 in the fair value hierarchy).
Contingent Consideration
Summarized information about the changes in the fair value of liabilities for contingent consideration associated with business combinations is as follows:

($ in millions)	2025	2024
Fair value January 1	$193	$354
Changes in estimated fair value (1)	(52)	2
Payments (2)	(141)	(148)
Fair value September 30	$—	$208
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
The estimated fair value of loans payable and long-term debt (including current portion) at September 30, 2025, was $37.7 billion compared with a carrying value of $41.4 billion and at December 31, 2024, was $32.6 billion compared with a carrying value of $37.1 billion. Fair value was estimated using recent observable market prices and would be considered Level 2 in the fair value hierarchy.

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
The majority of the Company’s accounts receivable arise from product sales in the U.S. and Europe and are primarily due from drug wholesalers, distributors and retailers, hospitals and government agencies. The Company monitors the financial performance and creditworthiness of its customers so that it can properly assess and respond to changes in their credit profile. The Company also continues to monitor global economic conditions, including the volatility associated with international sovereign economies, and associated impacts on the financial markets and its business.
The Company has accounts receivable factoring agreements with financial institutions in certain countries to sell accounts receivable. The Company factored $1.7 billion and $2.1 billion of accounts receivable as of September 30, 2025 and December 31, 2024, respectively, under these factoring arrangements, which reduced outstanding accounts receivable. The cash received from the financial institutions is reported within operating activities in the Condensed Consolidated Statement of Cash Flows. In certain of these factoring arrangements, for ease of administration, the Company will collect customer payments related to the factored receivables, which it then remits to the financial institutions, generally within thirty days after receipt. As of September 30, 2025 and December 31, 2024, the Company had collected $35 million and $55 million, respectively, on behalf of the financial institutions, which is reflected as restricted cash in Other current assets, and the related obligation to remit the cash is recorded in Accrued and other current liabilities. The net cash flows related to these collections are reported as financing activities in the Condensed Consolidated Statement of Cash Flows. The cost of factoring such accounts receivable was de minimis.
Derivative financial instruments are executed under International Swaps and Derivatives Association master agreements. The master agreements with several of the Company’s financial institution counterparties also include credit support annexes. These annexes contain provisions that require collateral to be exchanged depending on the value of the derivative assets and liabilities, the Company’s credit rating, and the credit rating of the counterparty. Cash collateral received by the Company from various counterparties was $1 million and $165 million at September 30, 2025 and December 31, 2024, respectively. The obligation to return such collateral is recorded in Accrued and other current liabilities.
6.    Inventories
Inventories consisted of:

($ in millions)	September 30, 2025	December 31, 2024
Finished goods	$2,249	$2,022
Raw materials and work in process	10,165	8,831
Supplies	325	289
Total	12,739	11,142
Decrease to LIFO cost	(883)	(840)
	$11,856	$10,302
Recognized as:
Inventories	$6,444	$6,109
Other Assets	5,412	4,193
Amounts recognized as Other Assets are comprised almost entirely of raw materials and work in process inventories. At September 30, 2025 and December 31, 2024, these amounts included $5.2 billion and $3.8 billion, respectively, of inventories not expected to be sold within one year. In addition, these amounts included $167 million and $412 million at September 30, 2025 and December 31, 2024, respectively, of inventories produced in preparation for product launches.
7. Long-Term Debt
In September 2025, the Company issued $6.0 billion aggregate principal amount of senior unsecured notes consisting of $500 million of floating rate notes due 2027, $750 million of 3.85% notes due 2027, $750 million of 4.15% notes due 2030, $1.0 billion of 4.55% notes due 2032, $1.75 billion of 4.95% notes due 2035, and $1.25 billion of 5.70% notes due 2055. The Company used the net proceeds of the offering for general corporate purposes, including to fund a portion of the approximately $10.5 billion cash consideration and related fees and expenses payable in connection with Merck’s acquisition of Verona Pharma in October 2025 (see Note 2).

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
Product Liability Litigation
Dr. Scholl’s Foot Powder
As previously disclosed, Merck is a defendant in product liability lawsuits in the U.S. arising from consumers’ alleged exposure to talc in Dr. Scholl’s foot powder, which Merck acquired through its merger with Schering-Plough Corporation and sold as part of the divestiture of Merck’s consumer care business to Bayer in 2014. In these actions, plaintiffs allege that they were exposed to asbestos-contaminated talc and developed mesothelioma as a result. As of September 30, 2025, approximately 605 cases were pending against Merck in various state courts.
Gardasil/Gardasil 9
As previously disclosed, Merck is a defendant in product liability lawsuits in the U.S. involving Gardasil (Human Papillomavirus Quadrivalent [Types 6, 11, 16 and 18] Vaccine, Recombinant) and Gardasil 9 (Human Papillomavirus 9-valent Vaccine, Recombinant). As of September 30, 2025, approximately 135 cases were filed and are pending against Merck in either federal or state court. In these actions, plaintiffs allege, among other things, that they suffered various personal injuries after vaccination with Gardasil or Gardasil 9, with postural orthostatic tachycardia syndrome (POTS) as a predominate alleged injury.
In August 2022, the U.S. Judicial Panel on Multidistrict Litigation ordered that Gardasil/Gardasil 9 product liability cases pending in federal courts nationwide be transferred to Judge Robert J. Conrad in the Western District of North Carolina for coordinated pre-trial proceedings. In February 2024, the multidistrict litigation (Gardasil MDL) was reassigned to Judge Kenneth D. Bell. On March 11, 2025, the court granted Merck’s motion for summary judgment in 16 bellwether cases on implied preemption grounds; plaintiffs have appealed to the Fourth Circuit. The parties’ letter submissions on next steps in the Gardasil MDL proceeding in light of the court’s decision were submitted on April 8, 2025. Expert discovery on the remaining alleged conditions and summary judgment briefing are to follow.
On March 21, 2025, plaintiff’s co-lead counsel in the Gardasil MDL filed a seven-plaintiff complaint in New Jersey state court. On March 24, 2025, Merck removed the case to federal court and requested that the U.S. Judicial Panel on Multidistrict Litigation transfer the case to the Gardasil MDL. Plaintiffs opposed transfer to the Gardasil MDL and moved to have the case remanded to New Jersey state court. On August 7, 2025, the U.S. Judicial Panel on Multidistrict Litigation issued an order transferring the case to the Gardasil MDL.
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
On July 11, 2025, plaintiff’s co-lead counsel in the Gardasil MDL filed a new six-plaintiff complaint in New Jersey state court. On July 11, 2025, Merck removed the case to federal court and has requested that the U.S. Judicial Panel on Multidistrict Litigation transfer the case to the Gardasil MDL. Plaintiffs have opposed transfer to the Gardasil MDL and have moved to have the case remanded to New Jersey state court.
On January 28, 2025, a trial commenced in California state court. Plaintiff claims that she suffers from POTS and fibromyalgia as a result of her Gardasil vaccinations. On February 14, 2025, after several weeks of trial and an opportunity to litigate plaintiff’s claims before a jury, plaintiff’s counsel approached Merck and proposed that the jury be discharged and the case adjourned. Merck agreed, subject to an explicit stipulation that Merck would provide no financial or other consideration in

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
exchange for the agreement to adjourn. The case has thus been adjourned until a new trial date of February 2, 2026. Merck is vigorously defending this case and believes that evidence presented in court will show that Gardasil had no role in causing any of plaintiff’s conditions.
In October 2025, Merck entered into a proposed agreement with plaintiffs’ counsel to substantially resolve the Gardasil product liability litigation. The proposed agreement sets forth various terms and conditions under which Merck would resolve the bulk of all pending Gardasil product liability claims in the U.S. in exchange for a total payment that is considerably less than Merck’s anticipated costs of defense in the litigation and that is not material to Merck. The proposed agreement requires that several conditions be met within specified time periods, including participation thresholds, in order for the proposed agreement to result in a final resolution of any pending litigation.
As previously disclosed, there are fewer than 15 product liability cases pending outside the U.S.
Governmental Proceedings
Civil Investigative Demand
In August 2025, the Company received a Civil Investigative Demand (CID) from the U.S. Department of Justice (DOJ), pursuant to a False Claims Act investigation, seeking documents, information, and testimony related to the Company’s programs and practices concerning diversity, equity, and inclusion. The CID states that the DOJ is investigating whether, in connection with the Company’s claims for payments under its federal contracts, the Company falsely certified compliance with federal antidiscrimination laws. The Company is cooperating with the investigation.
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
Securities Litigation
As previously disclosed, on February 12, 2025, a putative class action was filed against Merck and certain of its officers in the U.S. District Court for the District of New Jersey, captioned Cronin v. Merck & Co., Inc., et al., purportedly on behalf of all purchasers of Merck common stock between February 2022 and February 2025. Plaintiff alleges that Merck violated federal securities laws by making materially false and misleading statements and material omissions regarding demand for Gardasil/Gardasil 9 in China. Plaintiff seeks unspecified monetary damages, pre-judgment and post-judgment interest, and fees and costs. On April 7, 2025, the court entered a joint stipulation staying the defendants’ deadline to respond to the complaint until after a lead plaintiff is appointed and requiring the parties to confer and jointly propose deadlines for amending and responding to the complaint within 14 days of the lead plaintiff appointment. Lead plaintiff motions were filed on April 14, 2025, and remain pending.
As previously disclosed, on July 18, 2025, purported Merck stockholder Terence Collins filed a derivative lawsuit in the U.S. District Court for the District of New Jersey, captioned Collins v. Davis, et al., against certain Merck officers and board members. The complaint asserts claims of violation of Section 14(a) of the Securities Act of 1934 (the Exchange Act), breach of fiduciary duty, waste of corporate assets, and unjust enrichment based on the same allegations as in the putative securities class action. On behalf of the Company, the complaint seeks unspecified monetary damages, corporate governance reforms, injunctive relief, restitution, and fees and costs.
On September 2, 2025, purported Merck stockholders Robert Daniel and Daniel Gershen filed a derivative lawsuit in the U.S. District Court for the District of New Jersey, captioned Daniel, et al. v. Frazier, et al., against certain current and former Merck officers and board members for violations of Sections 10(b), 14(a), and 20(a) of the Exchange Act, breach of fiduciary duty, waste of corporate assets, and unjust enrichment based on the same allegations as the putative securities class action and the earlier-filed Collins derivative lawsuit. On behalf of the Company, the complaint seeks unspecified monetary damages, corporate governance reforms, injunctive relief, restitution, and fees and costs.
On September 19, 2025, the parties to the Collins and Daniel lawsuits concurrently filed joint stipulations to stay the lawsuits pending the earliest of the following: (i) dismissal of the securities class action; (ii) any defendant filing an answer in the securities class action; or (iii) any party to the stipulation giving 15 days’ notice that they no longer consent to the stay. The parties also filed joint stipulations to consolidate the Collins and Daniel derivative lawsuits. On October 1, 2025, the district court so-ordered the stay stipulations. The court has not yet taken action in response to the consolidation stipulations.
On September 23, 2025, purported Merck shareholders Gary Weniger, Kathie McGinty, and Pamela Young filed a derivative lawsuit in the Superior Court of New Jersey (Union County), captioned Weniger, et al. v. Frazier, et al., against certain

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
current and former Merck officers and board members. The complaint asserts claims of breach of fiduciary duty, gross mismanagement, waste of corporate assets, unjust enrichment, insider trading, and a violation of New Jersey securities law based on the same allegations as the putative securities class action and the earlier-filed Collins and Daniel derivative lawsuits. On behalf of the Company, the complaint seeks unspecified monetary damages, disgorgement of any illicitly gained proceeds, corporate governance reforms, injunctive relief, restitution, and fees and costs.
Commercial and Other Litigation
Zetia Antitrust Litigation
As previously disclosed, Merck, MSD, Schering Corporation, Schering-Plough Corporation, and MSP Singapore Company LLC (collectively, the Merck Defendants) were defendants in a number of lawsuits filed in 2018 on behalf of direct and indirect purchasers of Zetia (ezetimibe) alleging violations of federal and state antitrust laws, as well as other state statutory and common law causes of action. The cases were consolidated in a federal multidistrict litigation (Zetia MDL) before Judge Rebecca Beach Smith in the Eastern District of Virginia. In April 2023, the Merck Defendants reached settlements with the direct purchaser and retailer plaintiffs, and a settlement with the indirect purchaser class that the court approved in October 2023.
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
Qui Tam Litigation
As previously disclosed, in June 2012, the U.S. District Court for the Eastern District of Pennsylvania unsealed a complaint that had been filed against the Company under the federal False Claims Act by two former employees alleging, among other things, that the Company defrauded the U.S. government by falsifying data in connection with a clinical study conducted on the mumps component of the Company’s M-M-R II vaccine. The complaint alleged the fraud took place between 1999 and 2001. The U.S. government had the right to participate in and take over the prosecution of this lawsuit but notified the court that it declined to exercise that right. The two former employees pursued the lawsuit without the involvement of the U.S. government. In July 2023, the court denied relators’ motion for summary judgment, granted two of the Company’s motions for summary judgment, and denied the Company’s remaining motions for summary judgment as moot. The court entered judgment in favor of the Company and dismissed relators’ amended complaint in full with prejudice. Relators appealed that decision, and in August 2024, the Third Circuit affirmed the district court’s decision.
In addition, as previously disclosed, two putative class action lawsuits on behalf of direct purchasers of the M‑M‑R II vaccine, which charge that the Company misrepresented the efficacy of the M-M-R II vaccine in violation of federal antitrust laws and various state consumer protection laws, are pending in the Eastern District of Pennsylvania. The court granted the Company’s motion for summary judgment as to plaintiffs’ state law claims and denied the motion as to plaintiffs’ antitrust claim. The Company appealed and, in October 2024, the Third Circuit reversed-in-part the district court’s order and remanded the case with instructions to enter summary judgment for the Company. In November 2024, plaintiffs-appellees filed a petition for rehearing and rehearing en banc and, on February 10, 2025, the court denied the petition. On October 20, 2025, the Supreme Court denied the plaintiffs’ certiorari petition, ending the matter.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
Patent Litigation
From time to time, generic and biosimilar manufacturers of pharmaceutical products file abbreviated New Drug Applications (ANDAs) and Biologics License Applications, respectively, with the FDA seeking to market generic and biosimilar forms of the Company’s products prior to the expiration of relevant patents owned by the Company. To protect its patent rights, the Company may file patent infringement lawsuits against such generic and biosimilar companies. Similar lawsuits defending the Company’s patent rights may exist in other countries. The Company intends to vigorously defend its patents, which it believes are valid, against infringement by companies attempting to market products prior to the expiration of such patents. As with any litigation, there can be no assurance of the outcomes, which, if adverse, could result in significantly shortened periods of exclusivity for these products and, with respect to products acquired through acquisitions accounted for as business combinations, potentially significant intangible asset impairment charges. In addition to these matters, the Company may be involved in other litigation involving its intellectual property and intellectual property owned or licensed by other companies.
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
While the New Jersey action was pending, the Company settled with five generic companies providing that these generic companies can bring their generic versions of Bridion to the market in January 2026 (which were subject to delay by any applicable pediatric exclusivity) or earlier under certain circumstances. The FDA has now granted Bridion six months of pediatric exclusivity. Thus, the Federal Circuit’s decision and these settlements secure Bridion’s exclusivity in the U.S. through July 27, 2026.
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
Supplementary Protection Certificates (SPCs) for Janumet expired in April 2023 for the majority of European countries. Prior to expiration, generic companies sought revocation of the Janumet SPCs in a number of European countries. In February 2022, a Finnish court referred certain questions to the Court of Justice of the European Union that could impact the validity of the Janumet SPCs in Europe. A decision rendered in December 2024 provides guidance on points of law and does not directly apply to the Janumet SPCs. Thus, additional proceedings in certain countries where generic companies were prevented from launching products during the SPC period may be necessary to determine whether the SPCs are valid and if not, whether damages are appropriate. Those countries include Belgium, Czech Republic, Finland, and France. If the Janumet SPCs are ultimately upheld, the Company has reserved its rights related to the pursuit of damages for those countries where a generic launched prior to expiry of the Janumet SPC.
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
Between June and October of 2025, the PTAB issued Final Written Decisions finding all claims of the first six patents challenged unpatentable. JHU has filed notices of appeal to the Federal Circuit Court of Appeals for two of the patents invalidated by the PTAB. Director Review Requests and/or Appeals are still possible for the four additional patents invalidated by the PTAB. The remaining three patents are expected to have Final Written Decisions issued by the PTAB in mid to late November 2025. The district court’s stay is expected to continue until at least the issuance of Final Written Decisions for the three remaining patents.
Subcutaneous Pembrolizumab — Halozyme, Inc. has publicly alleged that certain patents in its modified hyaluronidase (MDASE) portfolio cover an ingredient in the Company’s subcutaneous pembrolizumab product. In November 2024, the Company began filing a series of post grant review (PGR) petitions before the PTAB alleging that certain patents in the MDASE portfolio are invalid. On June 2, 2025, the PTAB instituted the first petition filed by the Company. Since then, the PTAB also instituted ten additional petitions. Institution decisions on three additional patents in the MDASE portfolio are still pending.
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
Between August and September 2025, the Company filed revocation actions against EP Patent No. 2 797 622 (the ‘622 patent) owned by Halozyme, Inc. in the UK, France, Germany and The Netherlands. Halozyme, Inc. counterclaimed for an injunction in the UK under the ‘622 patent as well as an additional patent but have undertaken not to enforce any injunction there until the validity of both patents, which is in dispute, is finally determined. On October 2, 2025, the Company accepted service of a preliminary injunction filed by Halozyme, Inc. under the ‘622 patent in Germany. A preliminary injunction hearing is scheduled to occur on December 4, 2025.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
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
Capvaxive — On September 5, 2025, Pogona, LLC filed a complaint in the U.S. District Court for the District of New Jersey alleging that the Company’s activities related to Capvaxive infringe U.S. Patent No. 11,058,757. Pogona, LLC is asserting the Company’s infringement is willful and is seeking monetary damages. The Company believes the asserted patent is invalid and not infringed.
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
Legal Defense Reserves
Legal defense costs expected to be incurred in connection with a loss contingency are accrued when probable and reasonably estimable. Some of the significant factors considered in the review of these legal defense reserves are as follows: the actual costs incurred by the Company; the development of the Company’s legal defense strategy and structure in light of the scope of its litigation; the number of cases being brought against the Company; the costs and outcomes of completed trials; and the most current information regarding anticipated timing, progression, and related costs of pre-trial activities and trials in the associated litigation. The amount of legal defense reserves as of September 30, 2025 and December 31, 2024 of approximately $220 million and $225 million, respectively, represents the Company’s best estimate of the minimum amount of defense costs to be incurred in connection with its outstanding litigation; however, events such as additional trials and other events that could arise in the course of its litigation could affect the ultimate amount of legal defense costs to be incurred by the Company. The Company will continue to monitor its legal defense costs and review the adequacy of the associated reserves and may determine to increase the reserves at any time in the future if, based upon the factors set forth, it believes it would be appropriate to do so.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
9.    Equity

	Three Months Ended September 30,
	Common Stock		Other Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Non- controlling Interests	Total
($ and shares in millions except per share amounts)	Shares	Par Value				Shares	Cost
Balance at July 1, 2024	3,577	$1,788	$44,362	$60,187	$(5,361)	1,041	$(57,394)	$66	$43,648
Net income attributable to Merck & Co., Inc.	—	—	—	3,157	—	—	—	—	3,157
Other comprehensive loss, net of taxes	—	—	—	—	(10)	—	—	—	(10)
Cash dividends declared on common stock ($0.77 per share)	—	—	—	(1,960)	—	—	—	—	(1,960)
Treasury stock shares purchased	—	—	—	—	—	4	(444)	—	(444)
Share-based compensation plans and other	—	—	168	—	—	—	9	—	177
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	4	4
Distributions attributable to noncontrolling interests	—	—	—	—	—	—	—	(12)	(12)
Balance at September 30, 2024	3,577	$1,788	$44,530	$61,384	$(5,371)	1,045	$(57,829)	$58	$44,560
Balance at July 1, 2025	3,577	$1,788	$44,644	$68,477	$(5,421)	1,074	$(60,495)	$67	$49,060
Net income attributable to Merck & Co., Inc.	—	—	—	5,785	—	—	—	—	5,785
Other comprehensive income, net of taxes	—	—	—	—	219	—	—	—	219
Cash dividends declared on common stock ($0.81 per share)	—	—	—	(2,031)	—	—	—	—	(2,031)
Treasury stock shares purchased	—	—	—	—	—	16	(1,324)	—	(1,324)
Share-based compensation plans and other	—	—	188	—	—	—	20	—	208
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	2	2
Distributions attributable to noncontrolling interests	—	—	—	—	—	—	—	(12)	(12)
Balance at September 30, 2025	3,577	$1,788	$44,832	$72,231	$(5,202)	1,090	$(61,799)	$57	$51,907

	Nine Months Ended September 30,
	Common Stock		Other Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Non- controlling Interests	Total
($ and shares in millions except per share amounts)	Shares	Par Value				Shares	Cost
Balance at January 1, 2024	3,577	$1,788	$44,509	$53,895	$(5,161)	1,045	$(57,450)	$54	$37,635
Net income attributable to Merck & Co., Inc.	—	—	—	13,374	—	—	—	—	13,374
Other comprehensive loss, net of taxes	—	—	—	—	(210)	—	—	—	(210)
Cash dividends declared on common stock ($2.31 per share)	—	—	—	(5,885)	—	—	—	—	(5,885)
Treasury stock shares purchased	—	—	—	—	—	7	(817)	—	(817)
Share-based compensation plans and other	—	—	21	—	—	(7)	438	1	460
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	15	15
Distributions attributable to noncontrolling interests	—	—	—	—	—	—	—	(12)	(12)
Balance at September 30, 2024	3,577	$1,788	$44,530	$61,384	$(5,371)	1,045	$(57,829)	$58	$44,560
Balance at January 1, 2025	3,577	$1,788	$44,704	$63,069	$(4,945)	1,049	$(58,303)	$59	$46,372
Net income attributable to Merck & Co., Inc.	—	—	—	15,291	—	—	—	—	15,291
Other comprehensive loss, net of taxes	—	—	—	—	(257)	—	—	—	(257)
Cash dividends declared on common stock ($2.43 per share)	—	—	—	(6,129)	—	—	—	—	(6,129)
Treasury stock shares purchased	—	—	—	—	—	46	(3,832)	—	(3,832)
Share-based compensation plans and other	—	—	128	—	—	(5)	336	—	464
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	10	10
Distributions attributable to noncontrolling interests	—	—	—	—	—	—	—	(12)	(12)
Balance at September 30, 2025	3,577	$1,788	$44,832	$72,231	$(5,202)	1,090	$(61,799)	$57	$51,907

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
10.    Pension and Other Postretirement Benefit Plans
The Company has defined benefit pension plans covering eligible employees in the U.S. and in certain of its international subsidiaries. The net periodic benefit cost (credit) of such plans consisted of the following components:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2025		2024		2025		2024
($ in millions)	U.S.	International	U.S.	International	U.S.	International	U.S.	International
Service cost	$100	$57	$100	$60	$279	$171	$273	$182
Interest cost	143	78	134	74	425	225	403	220
Expected return on plan assets	(210)	(159)	(206)	(139)	(630)	(454)	(621)	(416)
Amortization of unrecognized prior service credit	—	(4)	—	(3)	—	(12)	—	(10)
Net loss amortization	16	3	12	1	42	8	30	4
Termination benefits	—	—	1	—	1	—	5	—
Curtailments	9	(16)	—	—	8	(16)	—	—
	$58	$(41)	$41	$(7)	$125	$(78)	$90	$(20)
The Company provides medical benefits, principally to its eligible U.S. retirees and similar benefits to their dependents, through its other postretirement benefit plans. The net credit of such plans consisted of the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2025	2024	2025	2024
Service cost	$9	$7	$29	$23
Interest cost	15	14	46	42
Expected return on plan assets	(13)	(20)	(39)	(60)
Amortization of unrecognized prior service credit	(10)	(11)	(30)	(32)
Net gain amortization	(12)	(14)	(33)	(38)
	$(11)	$(24)	$(27)	$(65)
In connection with restructuring actions (see Note 4), termination charges were recorded on pension plans related to expanded eligibility for certain employees exiting Merck. Also, in connection with these restructuring activities, curtailments were recorded on certain pension plans.
The components of net periodic benefit cost (credit) other than the service cost component are included in Other (income) expense, net (see Note 11), with the exception of certain amounts for termination benefits which are recorded in Restructuring costs if the event giving rise to the termination benefits related to restructuring actions.
11.    Other (Income) Expense, Net
Other (income) expense, net, consisted of:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2025	2024	2025	2024
Interest income	$(96)	$(127)	$(274)	$(269)
Interest expense	327	330	946	943
Exchange losses	56	33	224	177
(Income) loss from investments in equity securities, net (1)	(373)	31	(563)	(169)
Net periodic defined benefit plan (credit) cost other than service cost	(152)	(157)	(452)	(476)
Other, net	—	(272)	(162)	(357)
	$(238)	$(162)	$(281)	$(151)
(1)    Includes net realized and unrealized gains and losses from investments in equity securities either owned directly or through ownership interests in investment funds. Unrealized gains and losses from investments that are owned directly are determined at the end of the reporting period, while gains and losses from ownership interests in investment funds are accounted for on a one quarter lag.
Other, net (as reflected in the table above) in the third quarter and first nine months of 2024 includes $170 million of income related to the expansion of the existing development and commercialization agreement with Daiichi Sankyo (see Note 3).
Interest paid for the nine months ended September 30, 2025 and 2024 was $849 million and $822 million, respectively.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
12.    Income Taxes
The effective income tax rates of 14.2% and 13.3% for the third quarter and first nine months of 2025, respectively, reflect the favorable impacts of geographical mix of income and expense, as well as certain discrete items.
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
While many jurisdictions in which Merck operates have adopted the global minimum tax provision of the Organization for Economic Cooperation and Development (OECD) Pillar 2, effective for tax years beginning in January 2024, it resulted in a minimal impact to the Company’s 2024 effective income tax rate due to the accounting for the tax effects of intercompany transactions. In addition, in July 2025, H.R.1 - One Big Beautiful Bill Act (OBBBA) was enacted into law, which had an immaterial impact to the effective tax rates for the third quarter and first nine months of 2025.
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
13.    Earnings Per Share
The calculations of earnings per share are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ and shares in millions except per share amounts)	2025	2024	2025	2024
Net Income Attributable to Merck & Co., Inc.	$5,785	$3,157	$15,291	$13,374
Average common shares outstanding	2,495	2,534	2,509	2,534
Common shares issuable (1)	3	7	5	9
Average common shares outstanding assuming dilution	2,498	2,541	2,514	2,543
Basic Earnings per Common Share Attributable to Merck & Co., Inc. Common Shareholders	$2.32	$1.25	$6.09	$5.28
Earnings per Common Share Assuming Dilution Attributable to Merck & Co., Inc. Common Shareholders	$2.32	$1.24	$6.08	$5.26
(1)    Issuable primarily under share-based compensation plans.
For the third quarter of 2025 and 2024, 15 million and 7 million, respectively, and for the first nine months of 2025 and 2024, 12 million and 6 million, respectively, of common shares issuable under share-based compensation plans were excluded from the computations of earnings per common share assuming dilution because the effect would have been antidilutive.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
14.    Other Comprehensive Income (Loss)
Changes in each component of other comprehensive income (loss) are as follows:

	Three Months Ended September 30,
($ in millions)	Derivatives		Employee Benefit Plans		Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Loss
Balance July 1, 2024, net of taxes	$173		$(2,808)		$(2,726)	$(5,361)
Other comprehensive income (loss) before reclassification adjustments, pretax	(325)		—		279	(46)
Tax	68		(3)		20	85
Other comprehensive income (loss) before reclassification adjustments, net of taxes	(257)		(3)		299	39
Reclassification adjustments, pretax	(49)	(1)	(14)	(2)	—	(63)
Tax	10		4		—	14
Reclassification adjustments, net of taxes	(39)		(10)		—	(49)
Other comprehensive income (loss), net of taxes	(296)		(13)		299	(10)
Balance September 30, 2024, net of taxes	$(123)		$(2,821)		$(2,427)	$(5,371)
Balance July 1, 2025, net of taxes	$(385)		$(2,353)		$(2,683)	$(5,421)
Other comprehensive income (loss) before reclassification adjustments, pretax	113		93		(64)	142
Tax	(24)		1		39	16
Other comprehensive income (loss) before reclassification adjustments, net of taxes	89		94		(25)	158
Reclassification adjustments, pretax	103	(1)	(22)	(2)	—	81
Tax	(22)		2		—	(20)
Reclassification adjustments, net of taxes	81		(20)		—	61
Other comprehensive income (loss), net of taxes	170		74		(25)	219
Balance September 30, 2025, net of taxes	$(215)		$(2,279)		$(2,708)	$(5,202)

	Nine Months Ended September 30,
($ in millions)	Derivatives		Employee Benefit Plans		Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Loss
Balance January 1, 2024, net of taxes	$(24)		$(2,793)		$(2,344)	$(5,161)
Other comprehensive income (loss) before reclassification adjustments, pretax	22		6		(103)	(75)
Tax	(5)		(5)		—	(10)
Other comprehensive income (loss) before reclassification adjustments, net of taxes	17		1		(103)	(85)
Reclassification adjustments, pretax	(147)	(1)	(44)	(2)	20	(171)
Tax	31		15		—	46
Reclassification adjustments, net of taxes	(116)		(29)		20	(125)
Other comprehensive income (loss), net of taxes	(99)		(28)		(83)	(210)
Balance September 30, 2024, net of taxes	$(123)		$(2,821)		$(2,427)	$(5,371)
Balance January 1, 2025, net of taxes	$242		$(2,327)		$(2,860)	$(4,945)
Other comprehensive income (loss) before reclassification adjustments, pretax	(630)		91		270	(269)
Tax	132		—		(118)	14
Other comprehensive income (loss) before reclassification adjustments, net of taxes	(498)		91		152	(255)
Reclassification adjustments, pretax	52	(1)	(40)	(2)	—	12
Tax	(11)		(3)		—	(14)
Reclassification adjustments, net of taxes	41		(43)		—	(2)
Other comprehensive income (loss), net of taxes	(457)		48		152	(257)
Balance September 30, 2025, net of taxes	$(215)		$(2,279)		$(2,708)	$(5,202)
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

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
Sales of the Company’s products were as follows:

	Three Months Ended September 30,						Nine Months Ended September 30,
	2025			2024			2025			2024
($ in millions)	U.S.	Int’l	Total	U.S.	Int’l	Total	U.S.	Int’l	Total	U.S.	Int’l	Total
Pharmaceutical:
Oncology
Keytruda	$4,879	$3,263	$8,142	$4,500	$2,929	$7,429	$13,936	$9,367	$23,303	$13,031	$8,614	$21,646
Alliance revenue-Lynparza (1)	184	195	379	161	177	337	503	558	1,061	449	498	947
Alliance revenue-Lenvima (1)	177	81	258	173	78	251	545	236	781	523	233	755
Welireg	161	35	196	127	12	139	422	74	496	320	29	349
Alliance revenue-Reblozyl (2)	111	25	136	82	18	100	299	62	361	215	45	261
Vaccines
Gardasil/Gardasil 9	1,154	595	1,749	1,020	1,285	2,306	2,235	1,967	4,202	2,045	4,988	7,032
ProQuad/M-M-R II/Varivax	554	130	684	572	131	703	1,457	374	1,832	1,500	391	1,891
Vaxneuvance	134	91	226	137	103	239	409	276	685	397	251	647
RotaTeq	141	63	204	131	62	193	366	187	554	388	185	572
Capvaxive	238	7	244	47	—	47	473	8	480	47	—	47
Pneumovax 23	10	35	45	19	49	68	13	111	124	36	152	188
Hospital Acute Care
Bridion	392	47	439	339	81	420	1,181	161	1,341	1,020	296	1,315
Prevymis	128	138	266	101	107	208	345	357	702	265	305	570
Zerbaxa	49	32	81	39	26	64	136	89	225	106	77	182
Dificid	30	13	43	83	13	96	185	37	222	231	30	261
Cardiovascular
Winrevair	335	25	360	147	3	149	926	49	976	216	3	219
Alliance revenue-Adempas/Verquvo (3)	103	8	112	96	7	102	308	32	340	283	22	306
Adempas	—	82	82	—	72	72	—	229	229	—	214	214
Virology
Lagevrio	24	114	138	84	299	383	90	233	323	144	699	843
Isentress/Isentress HD	44	37	82	54	48	102	144	114	258	147	155	302
Delstrigo	13	64	77	15	50	65	42	185	228	42	139	180
Pifeltro	29	14	43	31	12	42	86	43	128	86	37	123
Neuroscience
Belsomra	28	19	47	20	58	78	59	77	137	53	124	177
Immunology
Simponi	—	—	—	—	189	189	—	—	—	—	545	545
Remicade	—	—	—	—	41	41	—	—	—	—	115	115
Diabetes
Januvia	258	124	382	67	211	278	819	483	1,302	428	674	1,102
Janumet	78	165	243	15	190	204	210	530	741	70	610	679
Other pharmaceutical (4)	239	716	953	167	466	638	558	1,713	2,268	521	1,364	1,890
Total Pharmaceutical segment sales	9,493	6,118	15,611	8,227	6,717	14,943	25,747	17,552	43,299	22,563	20,795	43,358
Animal Health:
Livestock	213	811	1,023	194	692	886	598	2,312	2,909	529	2,044	2,573
Companion Animal	291	301	592	293	307	601	907	1,033	1,940	888	1,019	1,907
Total Animal Health segment sales	504	1,112	1,615	487	999	1,487	1,505	3,345	4,849	1,417	3,063	4,480
Total segment sales	9,997	7,230	17,226	8,714	7,716	16,430	27,252	20,897	48,148	23,980	23,858	47,838
Other (5)	15	34	50	22	206	227	119	343	463	109	597	706
	$10,012	$7,264	$17,276	$8,736	$7,922	$16,657	$27,371	$21,240	$48,611	$24,089	$24,455	$48,544
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
(4)    Other pharmaceutical primarily reflects sales of other human health pharmaceutical products, including products within the franchises not listed separately. Also reflects total alliance revenue for Koselugo of $214 million and $39 million in the third quarter of 2025 and 2024, respectively, and $301 million and $114 million in the first nine months of 2025 and 2024, respectively (see Note 3).
(5)    Other is primarily comprised of miscellaneous corporate revenue, including revenue hedging activities which (decreased) increased sales by $(61) million and $156 million for the nine months ended September 30, 2025 and 2024, respectively, as well as revenue from third-party manufacturing arrangements (including sales to Organon & Co.). Other for the nine months ended September 30, 2025 and 2024 also includes $111 million and $91 million, respectively, related to upfront and milestone payments received by Merck for out-licensing arrangements.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
Product sales are recorded net of the provision for discounts, including chargebacks, which are customer discounts that occur when a contracted customer purchases through an intermediary wholesale purchaser, and rebates that are owed based upon definitive contractual agreements or legal requirements with private sector and public sector (Medicaid and Medicare Part D) benefit providers, after the final dispensing of the product by a pharmacy to a benefit plan participant. These discounts, in the aggregate, reduced U.S. sales by $2.6 billion and $3.6 billion for the three months ended September 30, 2025 and 2024, respectively, and $7.2 billion and $10.1 billion for the nine months ended September 30, 2025 and 2024, respectively.
Consolidated sales by geographic area where derived are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2025	2024	2025	2024
United States	$10,012	$8,736	$27,371	$24,089
Europe, Middle East and Africa	3,680	3,583	10,789	10,661
Latin America	905	936	2,556	2,591
Asia Pacific (other than China and Japan)	764	823	2,238	2,294
Japan	712	938	2,007	2,445
China	405	1,017	1,553	4,606
Other	798	624	2,097	1,858
	$17,276	$16,657	$48,611	$48,544
A reconciliation of segment profits to Income Before Taxes is as follows:

	Three Months Ended September 30,						Nine Months Ended September 30,
	2025			2024			2025			2024
($ in millions)	Pharma- ceutical	Animal Health	Total	Pharma- ceutical	Animal Health	Total	Pharma-ceutical	Animal Health	Total	Pharma-ceutical	Animal Health	Total
Segment sales	$15,611	$1,615	$17,226	$14,943	$1,487	$16,430	$43,299	$4,849	$48,148	$43,358	$4,480	$47,838
Less segment costs: (1)
Cost of sales	1,664	710		1,904	613		4,838	1,968		5,319	1,838
Selling, general and administrative	1,469	277		1,519	268		4,327	822		4,462	791
Research and development (2)	—	118		—	95		—	323		—	276
Other segment items (3)	(60)	(1)		(27)	1		(130)	(1)		(74)	1
Total segment profits	$12,538	$511	$13,049	$11,547	$510	$12,057	$34,264	$1,737	$36,001	$33,651	$1,574	$35,225
Other profits			4			117			235			391
Unallocated:
Interest income			96			127			274			269
Interest expense			(327)			(330)			(946)			(943)
Amortization			(623)			(633)			(1,820)			(1,720)
Depreciation			(449)			(467)			(1,345)			(1,368)
Research and development			(3,839)			(5,716)			(11,159)			(12,926)
Restructuring costs			(47)			(56)			(676)			(258)
Other unallocated, net			(1,119)			(1,009)			(2,917)			(2,904)
			$6,745			$4,090			$17,647			$15,766
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
Equity income from affiliates and depreciation included in segment profits is as follows:

	Three Months Ended September 30,						Nine Months Ended September 30,
	2025			2024			2025			2024
($ in millions)	Pharma- ceutical	Animal Health	Total	Pharma- ceutical	Animal Health	Total	Pharma-ceutical	Animal Health	Total	Pharma-ceutical	Animal Health	Total
Equity income from affiliates	$62	$—	$62	$43	$—	$43	$148	$—	$148	$121	$—	$121
Depreciation	1	82	83	1	85	86	4	203	207	3	211	214
Property, plant and equipment, net, by geographic area where located is as follows:

($ in millions)	September 30, 2025	December 31, 2024
United States	$15,482	$14,724
Europe, Middle East and Africa	8,665	7,548
Asia Pacific (other than China and Japan)	948	982
China	208	202
Japan	147	143
Latin America	139	133
Other	50	47
	$25,639	$23,779
The Company does not disaggregate assets on a products and services basis for internal management reporting and, therefore, such information is not presented.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Business Development Transactions
Below is a summary of significant business development activity thus far in 2025.
In November 2025, Merck reached an agreement with Dr. Falk Pharma GmbH (Falk) to discontinue an existing contract concerning co-development and co-commercialization rights in certain territories for MK-8690 (formerly PRA-052), and for Merck to assume full responsibility for the development program going forward. MK-8690 is an investigational anti-CD30 ligand monoclonal antibody being evaluated by the Company in an early-stage clinical trial. Under the terms of the agreement, Merck and Falk have discontinued their collaboration based on their existing co-development contract resulting in Merck having secured global rights to MK-8690. In exchange, Falk will receive a $150 million upfront payment, which the Company will record as a charge to Research and development expenses in the fourth quarter of 2025, or approximately $0.05 per share. Falk is also eligible to receive a developmental milestone payment, as well as tiered low-single-digit royalties on sales in certain territories.
In October 2025, Merck acquired Verona Pharma plc (Verona Pharma), a biopharmaceutical company focused on respiratory diseases, for total consideration of approximately $10.5 billion (including payments to settle share-based equity awards). Through this acquisition, Merck acquired Ohtuvayre (ensifentrine), a first-in-class selective dual inhibitor of phosphodiesterases 3 and 4 (PDE3 and PDE4), which was approved in the U.S. in June 2024 for the maintenance treatment of chronic obstructive pulmonary disease (COPD) in adult patients and is also being evaluated in clinical trials for the treatment of non-cystic fibrosis bronchiectasis. The Company is in the process of determining the fair value of assets acquired and liabilities assumed in this transaction; however, it expects to capitalize most of the purchase price as an intangible asset for Ohtuvayre. There are no future contingent payments associated with the acquisition.
Also in October 2025, Merck and Blackstone Life Sciences (Blackstone) entered into a funding arrangement under which Blackstone will pay Merck $700 million (which is non-refundable, subject to the termination provisions of the agreement) to fund a portion of the Company’s development costs for MK-2870, sacituzumab tirumotecan (sac-TMT), expected to be incurred throughout 2026. The funding will be recognized as a reduction to Research and development expenses as Merck incurs applicable development costs for the sac-TMT program. Sac-TMT is an investigational trophoblast cell-surface antigen 2 (TROP2)-directed ADC being developed as part of an exclusive license and collaboration agreement with Kelun-Biotech that is currently in clinical development for the treatment of a variety of cancers. The agreement between Merck and Kelun-Biotech with respect to sac-TMT is unchanged by the new agreement with Blackstone. Merck will retain decision-making authority and control over the development, manufacturing, and commercial activities relating to sac-TMT provided for in the agreement with Kelun-Biotech, and Blackstone will not receive any rights to sac-TMT. Upon receipt of regulatory approval for an indication in the U.S. for first-line triple-negative-breast cancer (TroFuse-011 trial), Blackstone will be eligible to receive low-to-mid single-digit royalties on net sales of sac-TMT subsequent to such approval across all approved indications in Merck’s marketing territories.
In July 2025, the technology transfer for MK-2010 (LM-299), a novel investigational PD-1/vascular endothelial growth factor (VEGF) bispecific antibody that was licensed from LaNova Medicines Ltd (LaNova) in 2024, was completed. Accordingly, Merck made a $300 million payment to LaNova (which has been acquired by Sino Biopharmaceutical Limited) that was recorded as a charge to Research and development expenses in the third quarter and first nine months of 2025, or approximately $0.10 per share.
In May 2025, Merck and Jiangsu Hengrui Pharmaceuticals Co., Ltd. (Hengrui Pharma) closed an exclusive license agreement for MK-7262 (HRS-5346), an investigational oral small molecule Lipoprotein(a) inhibitor, which is currently being evaluated in a Phase 2 clinical trial in China. Under the agreement, Hengrui Pharma granted Merck exclusive rights to develop, manufacture and commercialize MK-7262 (HRS-5346) worldwide, excluding the Greater China region. Merck recorded a charge of $200 million to Research and development expenses in the first nine months of 2025, or approximately $0.06 per share, for the upfront payment. Hengrui Pharma is also eligible to receive future contingent payments associated with certain developmental, regulatory and sales-based milestones, as well as tiered royalties on future net sales of MK-7262 (HRS-5346), if approved.
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
Additionally, increased utilization of the 340B Federal Drug Discount Program and restrictions on the Company’s ability to identify inappropriate discounts are having a negative impact on Company performance. Furthermore, the Executive Branch and Congress continue to discuss legislation designed to control health care costs, including the cost of drugs. In several international markets, government-mandated pricing actions have reduced prices of generic and patented drugs. In addition, the Company’s sales performance in the first nine months of 2025 was negatively affected by other cost-reduction measures taken by governments and other third parties to lower health care costs.
The Company anticipates all of these actions and additional actions in the future will continue to negatively affect sales and profits.
The U.S. government has implemented tariffs on certain foreign imports into the U.S. The impact of the tariffs on Merck’s business depends on a number of factors including the duration, scope and amount of the tariffs, as well as the extent of any measures that have been or will be taken by any affected countries, including tariffs imposed by foreign governments. At this time, the Company anticipates that tariffs implemented to date will result in less than $100 million of additional expenses in 2025 (which will be primarily reflected within Cost of sales). However, future changes to tariffs could have a further adverse effect on the Company’s business. In particular, the U.S. government has indicated that it may impose tariffs on pharmaceutical products.
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
Operating Results
Sales

	Three Months Ended September 30,			% Change Excluding Foreign Exchange	Nine Months Ended September 30,			% Change Excluding Foreign Exchange
($ in millions)	2025	2024	% Change		2025	2024	% Change
United States	$10,012	$8,736	15%	15%	$27,371	$24,089	14%	14%
International	7,264	7,922	(8)%	(9)%	21,240	24,455	(13)%	(12)%
Total	$17,276	$16,657	4%	3%	$48,611	$48,544	—%	1%
U.S. plus international may not equal total due to rounding.
Worldwide sales were $17.3 billion in the third quarter of 2025, an increase of 4% compared with the third quarter of 2024. Global sales were $48.6 billion in the first nine months of 2025, up slightly compared with the same period of 2024. The sales increase in both periods reflects growth in oncology, cardiovascular, diabetes, and animal health, partially offset by declines in vaccines, immunology, and virology.
Growth in the oncology franchise in both the third quarter and first nine months of 2025 was largely due to the performance of Keytruda (pembrolizumab) and Welireg (belzutifan), as well as higher alliance revenue from Koselugo (selumetinib), resulting from an amendment to the collaboration agreement, and Lynparza (olaparib). The sales increase in the cardiovascular franchise in both periods was largely attributable to the ongoing launch of Winrevair (sotatercept-csrk) and growth in the diabetes franchise was largely due to Januvia. Animal health sales growth in both periods was largely due to the performance of livestock products. The vaccines revenue decline in both the third quarter and first nine months of 2025 was primarily due to lower combined Gardasil (Human Papillomavirus Quadrivalent [Types 6, 11, 16 and 18] Vaccine Recombinant) and Gardasil 9 (Human Papillomavirus 9-valent Vaccine, Recombinant) sales, partially offset by the ongoing U.S. launch of Capvaxive (Pneumococcal 21-valent Conjugate Vaccine) and initial stocking of Enflonsia (clesrovimab-cfor) related to the U.S. launch. The declines in immunology in both periods resulted from the transfer of marketing rights for Simponi (golimumab) and Remicade (infliximab) back to Johnson & Johnson on October 1, 2024, and the declines in virology were largely due to lower sales of Lagevrio (molnupiravir).

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
Pharmaceutical Segment
Oncology

	Three Months Ended September 30,			% Change Excluding Foreign Exchange	Nine Months Ended September 30,			% Change Excluding Foreign Exchange
($ in millions)	2025	2024	% Change		2025	2024	% Change
Keytruda	$8,142	$7,429	10%	8%	$23,303	$21,646	8%	8%
Alliance Revenue - Lynparza (1)	379	337	12%	12%	1,061	947	12%	12%
Alliance Revenue - Lenvima (1)	258	251	3%	2%	781	755	3%	3%
Welireg	196	139	42%	41%	496	349	42%	42%
Alliance Revenue - Reblozyl (2)	136	100	36%	36%	361	261	39%	39%
Alliance Revenue - Koselugo (3)	214	39	*	*	301	114	*	*
* > 100%
(1)    Alliance revenue for Lynparza and Lenvima represents Merck’s share of profits, which are product sales net of cost of sales and commercialization costs (see Note 3 to the condensed consolidated financial statements).
(2)    Alliance revenue for Reblozyl represents royalties (see Note 3 to the condensed consolidated financial statements).
(3)    Alliance revenue for Koselugo in both periods of 2025 primarily includes a $150 million upfront payment and a $50 million regulatory milestone recorded in connection with an amendment to the collaboration agreement, which revised the payment structure. Alliance revenue in both periods of 2024 represents Merck’s share of profits, which are product sales net of cost of sales and commercialization costs. (See Note 3 to the condensed consolidated financial statements for more information on this collaboration, including the above referenced amendment.)
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
Global sales of Keytruda grew 10% and 8% in the third quarter and first nine months of 2025, respectively. Keytruda sales growth in the U.S. in both periods reflects higher demand and net pricing. Demand in the U.S. in both periods was driven by increased utilization across the multiple approved metastatic indications, in particular for the treatment of certain types of urothelial, endometrial, and head and neck cancers, as well as higher demand across earlier-stage indications, including in certain types of non-small cell lung cancer (NSCLC), cervical cancer, triple-negative breast cancer (TNBC), and renal cell carcinoma (RCC). U.S. Keytruda sales in the third quarter of 2025 reflect a benefit of approximately $100 million due to the timing of wholesaler purchases, partially offset by other channel movements. Keytruda sales growth in international markets reflects higher demand predominately for the TNBC, NSCLC, and RCC earlier-stage indications, as well as uptake in urothelial, gastric, cervical, and endometrial cancer metastatic indications. The 2025 launch and reimbursement of new indications for Keytruda in the European Union (EU) is having a negative impact on pricing in those markets. In addition, a biosimilar of Keytruda has launched in Argentina.
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

May 2025
Japan’s Ministry of Health, Labor and Welfare (MHLW) approval in combination with trastuzumab and chemotherapy for the first-line treatment of patients with unresectable, advanced or recurrent human epidermal growth factor receptor 2 (HER2) positive gastric or gastroesophageal junction adenocarcinoma, based on the KEYNOTE-811 trial.

May 2025
Japan’s MHLW approval in combination with pemetrexed and platinum chemotherapy for unresectable, advanced or recurrent metastatic malignant pleural mesothelioma, based on the IND.227/KEYNOTE-483 trial.

June 2025
U.S. Food and Drug Administration (FDA) approval for the treatment of adult patients with resectable locally advanced head and neck squamous cell carcinoma (HNSCC) whose tumors express PD-L1 Combined Positive Score (CPS) ≥1 as determined by an FDA-approved test, as a single agent as neoadjuvant treatment, continued as adjuvant treatment in combination with radiotherapy with or without cisplatin and then as a single agent, based on the KEYNOTE-689 trial.

October 2025
EC approval as monotherapy for the treatment of resectable locally advanced HNSCC as neoadjuvant treatment, continued as adjuvant treatment in combination with radiation therapy with or without concomitant cisplatin and then as monotherapy in adults whose tumors express PD-L1 with a CPS ≥1, based on the KEYNOTE-689 trial.

The Company is a party to license agreements pursuant to which the Company pays royalties on net sales of Keytruda. Under the terms of the more significant of these agreements, Merck pays a royalty of 2.5% on worldwide net sales of Keytruda; this royalty expires on December 31, 2026. The Company pays an additional 2% royalty on worldwide net sales of Keytruda to another third party, the termination date of which varies by country; this royalty expired in the U.S. in September 2024 and expired in several major European markets in the third quarter of 2025, with the royalty set to expire in the remaining major European markets in the fourth quarter of 2025. The royalty expenses are included in Cost of sales.
In September 2025, the FDA approved Keytruda Qlex (pembrolizumab and berahyaluronidase alfa-pmph) injection for subcutaneous administration across most solid tumor indications for Keytruda, and subsequently approved Keytruda Qlex for the treatment of certain adult patients with resectable locally advanced HNSCC so that Keytruda Qlex is now approved across all solid tumor indications for Keytruda.
Lynparza is an oral poly (ADP-ribose) polymerase (PARP) inhibitor being developed and commercialized as part of a collaboration with AstraZeneca PLC (AstraZeneca) (see Note 3 to the condensed consolidated financial statements). Lynparza is approved for the treatment of certain types of advanced or recurrent ovarian, early or metastatic breast, metastatic pancreatic and metastatic castration-resistant prostate cancers. Alliance revenue related to Lynparza increased 12% in both the third quarter and first nine months of 2025, primarily due to higher demand in the U.S. and certain international markets. In January 2025, China’s NMPA approved Lynparza as adjuvant treatment for adult patients with germline BRCA-mutated, HER2-negative high-risk early breast cancer, based on the OlympiA trial.
Lenvima (lenvatinib) is an oral receptor tyrosine kinase inhibitor being developed and commercialized as part of a collaboration with Eisai Co., Ltd. (Eisai) (see Note 3 to the condensed consolidated financial statements). Lenvima is approved for the treatment of certain types of thyroid cancer, RCC, hepatocellular carcinoma (HCC), in combination with everolimus for certain patients with advanced RCC, and in combination with Keytruda for certain patients with advanced endometrial carcinoma or advanced RCC. Alliance revenue related to Lenvima increased 3% in both the third quarter and first nine months of 2025, primarily due to higher sales in the U.S. reflecting increased demand that was partially offset by lower net pricing. In June 2025, Lenvima plus Keytruda was approved in China in combination with transarterial chemoembolization for the treatment of patients with unresectable, non-metastatic HCC based on the LEAP-012 clinical trial.
Sales of Welireg, for the treatment of adult patients with certain von Hippel-Lindau (VHL) disease-associated tumors, certain adult patients with previously treated advanced RCC, and certain patients with pheochromocytoma and paraganglioma, rose 42% in both the third quarter and first nine months of 2025 primarily due to higher demand in the U.S. and continued launch uptake in certain international markets, particularly in the EU, partially offset by lower net pricing in the U.S.
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
Reblozyl (luspatercept-aamt) is a first-in-class erythroid maturation recombinant fusion protein that is being commercialized through a global collaboration with Bristol-Myers Squibb Company (BMS) (see Note 3 to the condensed consolidated financial statements). Reblozyl is approved for the treatment of anemia in certain rare blood disorders. Alliance revenue related to this collaboration (consisting of royalties) increased 36% and 39% in the third quarter and first nine months of 2025, respectively, primarily due to strong underlying sales performance.
Koselugo is an oral, selective MEK inhibitor approved for the treatment of patients with neurofibromatosis type 1 who have symptomatic inoperable plexiform neurofibromas. Koselugo is part of a collaboration with AstraZeneca. The increase in alliance revenue in both the third quarter and first nine months of 2025 is due to the recognition of a $150 million upfront payment and a $50 million milestone due to an amendment to the collaboration agreement that (subject to an annual election by AstraZeneca) discontinued the revenue and cost sharing provisions of the collaboration, and changed the payment structure. See Note 3 to the condensed consolidated financial statements for additional information.

Vaccines

	Three Months Ended September 30,			% Change Excluding Foreign Exchange	Nine Months Ended September 30,			% Change Excluding Foreign Exchange
($ in millions)	2025	2024	% Change		2025	2024	% Change
Gardasil/Gardasil 9	$1,749	$2,306	(24)%	(25)%	$4,202	$7,032	(40)%	(40)%
ProQuad	273	274	—%	(1)%	668	717	(7)%	(7)%
M-M-R II	123	129	(5)%	(6)%	387	346	12%	12%
Varivax	288	301	(4)%	(5)%	777	828	(6)%	(6)%
Vaxneuvance	226	239	(6)%	(7)%	685	647	6%	6%
Capvaxive	244	47	*	*	480	47	*	*
* > 100%
Combined worldwide sales of Gardasil and Gardasil 9, vaccines to help prevent certain cancers and other diseases caused by certain types of human papillomavirus (HPV), declined 24% and 40% in the third quarter and first nine months of 2025, respectively. The sales declines were primarily driven by lower demand in China (discussed below) and in Japan, reflecting in part that the last date to initiate the first dose in Japan’s national immunization program catch-up cohort was in March 2025. The declines were partially offset by higher sales in the U.S. due to higher net pricing, favorable U.S. Centers for Disease Control and Prevention (CDC) purchasing patterns and, for the year-to-date period, higher demand. In the first nine months of 2025, higher demand in certain international markets also partially offset the sales decline. Beginning in mid-2024, the Company observed a significant decline in shipments from its distributor and commercialization partner in China, Chongqing Zhifei Biological Products Co., Ltd. (Zhifei), to disease and control prevention institutions and correspondingly into the points of vaccination compared with prior quarters of 2024, resulting in above normal inventory levels at Zhifei. Accordingly, the Company shipped less than its contracted doses to Zhifei in the latter part of 2024. Lower demand in China persisted and, at the end of 2024, overall channel inventory levels in China remained elevated at above normal levels. Therefore, the Company made a decision to temporarily pause shipments to China beginning in February 2025 and, given continued lower demand and elevated inventory levels in China, in mid-2025, the Company determined it would not make any further shipments to China through at least the end of 2025. As a result, combined sales of Gardasil/Gardasil 9 will decline significantly in 2025 compared with 2024. In January 2025, China’s NMPA approved Gardasil for use in males 9-26 years of age to help prevent certain HPV-related cancers and diseases. In April 2025, China’s NMPA approved Gardasil 9 for use in males 16-26 years of age to help prevent certain HPV-related cancers and diseases. In May 2025, a nine-valent HPV vaccine produced by a local manufacturer received regulatory approval in China for use in females 9-45 years of age. In August 2025, the Company’s nine-valent HPV vaccine was approved for use in males nine years of age and older in Japan where it will be marketed under the trademark Silgard 9.
Gardasil 9 is currently indicated in the U.S. for a two-dose regimen in adolescents aged 9-14 and a three-dose regimen for those aged 15-45. In June 2024, the CDC’s Advisory Committee on Immunization Practices (ACIP) announced the formation of an HPV vaccines workgroup. In October 2024, the ACIP workgroup stated that it intends to discuss and, potentially, vote on a change to the dose recommendation, which could include a reduction in the number of recommended doses. A number of countries outside the U.S., predominately low- and middle-income countries, have implemented a reduced dosing schedule for HPV vaccination.
The Company is a party to license agreements pursuant to which the Company pays royalties on sales of Gardasil/Gardasil 9. Under the terms of the more significant of these agreements, Merck pays a 7% royalty on net sales of Gardasil/Gardasil 9 in the U.S.; this royalty expires in December 2028. The royalty expenses are included in Cost of sales.
Global sales of ProQuad (Measles, Mumps, Rubella and Varicella Virus Vaccine Live), a pediatric combination vaccine to help protect against measles, mumps, rubella and varicella, were relatively flat in the third quarter of 2025 and declined 7% in the first nine months of 2025. As a result of manufacturing delays, in January 2025, the Company borrowed doses of ProQuad from the CDC Pediatric Vaccine Stockpile (CDC Stockpile), which are being used to support routine vaccination in the U.S. The Company partially replenished the borrowing in the second quarter of 2025. The net effect of the borrowing and partial replenishment resulted in a $49 million reduction of ProQuad sales in the first nine months of 2025. Worldwide sales of M-M-R II (Measles, Mumps and Rubella Virus Vaccine Live), a vaccine to help protect against measles, mumps and rubella, in the third quarter of 2025 were comparable to sales in the third quarter of 2024. Sales of M-M-R II grew 12% in the first nine months of 2025 primarily due to higher sales in the U.S. largely reflecting higher net pricing and increased demand due to measles outbreaks. Global sales of Varivax (Varicella Virus Vaccine Live), a vaccine to help prevent chickenpox (varicella), declined 4% and 6% in the third quarter and first nine months of 2025, respectively, primarily due to lower sales in the U.S. largely driven by lower demand and, for the year-to-date period, unfavorable CDC Stockpile activity, partially offset by higher net pricing. The unfavorable impact to Varivax sales from CDC Stockpile activity was offset by CDC Stockpile activity for other products as noted below. The Company has experienced manufacturing delays related to ProQuad and Varivax. As a result, the Company anticipates that some international markets will experience supply constraints during 2025.
In September 2025, the ACIP voted to recommend that children under the age of four years receive protection from varicella (chickenpox) as a standalone immunization rather than in combination with measles, mumps, and rubella (MMR) vaccination. Previously, a combined measles, mumps, rubella and varicella virus (MMRV) vaccine could be used based on shared clinical decision-making between doctors and parents for the first dose, which was typically for children aged 12-15 months. The ACIP also voted that MMRV will not be available for administration to children under the age of four years through the Vaccines for Children (VFC) program. These provisional recommendations were subsequently adopted by the interim CDC Director and are now final. MMR and varicella vaccines remain recommended and funded through the VFC program for both the first and second doses. The Company is the only manufacturer in the U.S. of MMRV vaccine (ProQuad) and varicella vaccine (Varivax). The Company anticipates any negative effect of these recommendations to sales of ProQuad will be immaterial.
Worldwide sales of Vaxneuvance (Pneumococcal 15-valent Conjugate Vaccine), a vaccine to help protect against invasive pneumococcal disease caused by certain serotypes, declined 6% in the third quarter of 2025 primarily due to lower demand in Japan due to competitive pressure, partially offset by higher demand in Europe. U.S. sales of Vaxneuvance were nearly flat in the third quarter of 2025 as lower demand due to competitive pressure was largely offset by favorable public and private sector purchasing patterns. Worldwide sales of Vaxneuvance grew 6% in the first nine months of 2025 primarily due to public and private sector purchasing patterns in the U.S., as well as higher demand in Europe and certain countries in the Asia Pacific region, partially offset by lower demand in the U.S. and Japan due to competitive pressure. U.S. Vaxneuvance sales in the first nine months of 2025 benefited from approximately $70 million of favorable CDC Stockpile activity, of which approximately $60 million was offset by a drawdown of CDC Stockpile inventory for Varivax (noted above) and RotaTeq (Rotavirus Vaccine, Live Oral, Pentavalent), which resulted in a net neutral transaction. Merck is a party to license agreements pursuant to which the Company pays royalties on sales of Vaxneuvance. Under the terms of the most significant of these agreements, Merck pays a royalty of 7.25% on net sales of Vaxneuvance through 2026; this royalty will decline to 2.5% on net sales from 2027 through 2035. The royalty expenses are included in Cost of sales.
Sales of Capvaxive were $244 million and $480 million in the third quarter and first nine months of 2025, respectively, due to continued uptake following launch in the U.S. in the third quarter of 2024, as well as seasonal inventory build. In June 2024, the FDA approved Capvaxive for the prevention of invasive pneumococcal disease and pneumococcal pneumonia caused by certain serotypes in individuals 18 years of age and older. Capvaxive was also approved in the EU in March 2025 and in Japan in August 2025. The timing of availability of Capvaxive in individual EU countries will depend on multiple factors including the completion of reimbursement procedures. The U.S., EU, and Japan approvals were supported by results from the STRIDE clinical program, which evaluated Capvaxive in both vaccine-naïve and vaccine-experienced adult patient populations. Merck is a party to license agreements pursuant to which the Company pays royalties on sales of Capvaxive. Under the terms of the most significant of these agreements, Merck pays a royalty of 7.25% on net sales of Capvaxive through 2026; this royalty will decline to 2.5% on net sales from 2027 through 2035. The royalty expenses are included in Cost of sales.
In June 2025, the FDA approved Enflonsia (clesrovimab-cfor), a preventive, long-acting monoclonal antibody, for the prevention of respiratory syncytial virus (RSV) lower respiratory tract disease in neonates (newborns) and infants who are born during or entering their first RSV season. The FDA approval was based on the results from the pivotal CLEVER and SMART clinical trials. Also in June 2025, the CDC’s ACIP voted to recommend Enflonsia as an option for the prevention of RSV lower respiratory tract disease in infants younger than eight months of age who are born during or entering their first RSV season. These provisional recommendations were adopted by the CDC Director and are now official. The CDC’s ACIP also voted to include Enflonsia in the VFC program. Sales of Enflonsia in the U.S. were $79 million in the third quarter of 2025 consisting of inventory stocking.
Hospital Acute Care

	Three Months Ended September 30,			% Change Excluding Foreign Exchange	Nine Months Ended September 30,			% Change Excluding Foreign Exchange
($ in millions)	2025	2024	% Change		2025	2024	% Change
Bridion	$439	$420	5%	4%	$1,341	$1,315	2%	2%
Prevymis	266	208	28%	25%	702	570	23%	23%
Dificid	43	96	(55)%	(55)%	222	261	(15)%	(15)%
Worldwide sales of Bridion (sugammadex), for the reversal of two types of neuromuscular blocking agents used during surgery, grew 5% and 2% in the third quarter and first nine months of 2025, respectively, as higher demand and net pricing in the U.S. was partially offset by lower demand in most international markets due to generic competition, particularly in Japan and the EU. The patents that provided market exclusivity for Bridion in the EU and Japan expired in July 2023 and January 2024, respectively. Accordingly, the Company is experiencing sales declines of Bridion in these markets and expects the declines to continue. Bridion will lose market exclusivity in the U.S. in July 2026; accordingly, the Company anticipates a significant decline in U.S. sales of Bridion thereafter.
Worldwide sales of Prevymis (letermovir), a medicine for prophylaxis (prevention) of cytomegalovirus (CMV) infection and disease in certain high risk adult and pediatric recipients of an allogenic hematopoietic stem cell transplant and for prophylaxis of CMV disease in certain high risk adult and pediatric recipients of a kidney transplant, grew 28% and 23% in the third quarter and first nine months of 2025, respectively, primarily due to higher demand in the U.S. and the launch of new indications in certain international markets, partially offset by lower demand in China due to generic competition.
Worldwide sales of Dificid (fidaxomicin), a medicine for the treatment of C. difficile-associated diarrhea, declined 55% and 15% in the third quarter and first nine months of 2025, respectively, primarily due to generic competition in the U.S. Dificid lost market exclusivity in the U.S. in July 2025; accordingly, the Company is experiencing a significant decline in U.S. sales of Dificid and expects the decline to continue.

Cardiovascular

	Three Months Ended September 30,			% Change Excluding Foreign Exchange	Nine Months Ended September 30,			% Change Excluding Foreign Exchange
($ in millions)	2025	2024	% Change		2025	2024	% Change
Winrevair	$360	$149	*	*	$976	$219	*	*
Alliance Revenue - Adempas/Verquvo (1)	112	102	9%	9%	340	306	11%	11%
Adempas	82	72	14%	7%	229	214	7%	5%
* > 100%
(1) Alliance revenue for Adempas and Verquvo represents Merck’s share of profits from sales in Bayer’s marketing territories, which are product sales net of cost of sales and commercialization costs (see Note 3 to the condensed consolidated financial statements).
Sales of Winrevair were $360 million and $976 million in the third quarter and first nine months of 2025, respectively, largely reflecting higher sales in the U.S. due to continued uptake since launch in the second quarter of 2024, partially offset by lower net pricing in the U.S. (largely due to the Medicare Part D redesign that was part of the IRA) and the timing of distributor purchases. Sales growth also reflects early launch uptake in certain international markets, particularly in the EU. Following initial approval by the FDA in March 2024 based on the STELLAR trial, in October 2025, the FDA approved an update to the U.S. product label based on the ZENITH trial. Winrevair is now indicated for the treatment of adults with pulmonary arterial hypertension (PAH) (World Health Organization [WHO] Group 1 pulmonary hypertension) to improve exercise capacity and WHO functional class (FC), and reduce the risk of clinical worsening events, including hospitalization for PAH, lung transplantation and death. The recent approval expanded the indication to include components of the clinical worsening events: hospitalization for PAH, lung transplantation and death. In August 2024, the EC approved Winrevair, in combination with other PAH therapies, for the treatment of PAH in adult patients with WHO FC II to III, to improve exercise capacity based on the STELLAR trial. Winrevair has since launched in certain international markets, including certain markets in the EU. Timing for commercial availability of Winrevair in the remaining EU countries will depend on multiple factors, including the completion of national reimbursement procedures, which is expected to occur by the end of 2025 for most markets in the EU. In June 2025, Japan’s MHLW approved sotatercept for the treatment of adults with PAH where it will be marketed under the trademark Airwin. Winrevair is the subject of a licensing agreement pursuant to which Merck pays a 22% royalty on net sales of Winrevair to BMS. The royalty expenses are included in Cost of sales.
Adempas (riociguat) and Verquvo (vericiguat) are part of a worldwide collaboration with Bayer AG (Bayer) to market and develop soluble guanylate cyclase (sGC) modulators (see Note 3 to the condensed consolidated financial statements). Adempas is approved for the treatment of certain types of PAH and chronic pulmonary hypertension. Verquvo is approved to reduce the risk of cardiovascular death and heart failure hospitalization following a hospitalization for heart failure or need for outpatient intravenous diuretics in adults with symptomatic chronic heart failure and reduced ejection fraction. Alliance revenue from the collaboration grew 9% and 11% in the third quarter and first nine months of 2025, respectively, primarily reflecting higher demand in Bayer’s marketing territories. Revenue also includes sales of Adempas and Verquvo in Merck’s marketing territories. Sales of Adempas in Merck’s marketing territories increased 14% and 7% in the third quarter and first nine months of 2025, respectively, largely due to higher demand.
Virology

	Three Months Ended September 30,			% Change Excluding Foreign Exchange	Nine Months Ended September 30,			% Change Excluding Foreign Exchange
($ in millions)	2025	2024	% Change		2025	2024	% Change
Lagevrio	$138	$383	(64)%	(65)%	$323	$843	(62)%	(62)%
Lagevrio is an investigational oral antiviral COVID-19 medicine being developed in a collaboration with Ridgeback Biotherapeutics LP (Ridgeback) (see Note 3 to the condensed consolidated financial statements). Sales of Lagevrio decreased 64% and 62% in the third quarter and first nine months of 2025, respectively, largely due to lower demand in several markets in the Asia Pacific region, particularly in Japan, and in the U.S. driven primarily by declining COVID-19 cases.
Immunology

	Three Months Ended September 30,			% Change Excluding Foreign Exchange	Nine Months Ended September 30,			% Change Excluding Foreign Exchange
($ in millions)	2025	2024	% Change		2025	2024	% Change
Simponi	$—	$189	(100)%	(100)%	$—	$545	(100)%	(100)%
Remicade	—	41	(100)%	(100)%	—	115	(100)%	(100)%
Simponi and Remicade are treatments for certain inflammatory diseases that the Company marketed in Europe, Russia and Türkiye. The Company’s marketing rights with respect to these products reverted to Johnson & Johnson on October 1, 2024, subsequent to which the Company is no longer recognizing sales of these products.

Diabetes

	Three Months Ended September 30,			% Change Excluding Foreign Exchange	Nine Months Ended September 30,			% Change Excluding Foreign Exchange
($ in millions)	2025	2024	% Change		2025	2024	% Change
Januvia/Janumet	$624	$482	29%	29%	$2,043	$1,781	15%	16%
Worldwide combined sales of Januvia and Janumet, medicines that help lower blood sugar levels in adults with type 2 diabetes, grew 29% and 15% in the third quarter and first nine months of 2025, respectively, primarily due to higher net pricing in the U.S., including a favorable true-up to customer discounts in the year-to-date period. Sales growth in both periods was partially offset by lower demand in China, generic competition in most other international markets, and ongoing volume declines in the U.S. due to competitive pressure.
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
Animal Health Segment

	Three Months Ended September 30,			% Change Excluding Foreign Exchange	Nine Months Ended September 30,			% Change Excluding Foreign Exchange
($ in millions)	2025	2024	% Change		2025	2024	% Change
Livestock	$1,023	$886	16%	14%	$2,909	$2,573	13%	15%
Companion Animal	592	601	(2)%	(3)%	1,940	1,907	2%	2%
	$1,615	$1,487	9%	7%	$4,849	$4,480	8%	10%
Sales of livestock products grew 16% and 13% in the third quarter and first nine months of 2025, respectively, primarily due to higher demand across all species, as well as higher pricing. Sales growth in 2025 also benefited from the inclusion of sales from the July 2024 acquisition of the aqua business of Elanco Animal Health Incorporated.
Sales of companion animal products declined 2% in the third quarter of 2025 primarily due to lower demand, reflecting a reduction in veterinary visits and competitive pressure for parasiticides, partially offset by higher pricing, improved supply and new product launches. Sales of companion animal products grew 2% in the first nine months of 2025 due to higher pricing and improved supply, partially offset by lower demand. Sales of the Bravecto line of products were $262 million in the third quarter of 2025, representing a decline of 1%, or 3% excluding the effect of foreign exchange, compared with the third quarter of 2024. Sales of Bravecto were $925 million for the first nine months of 2025, essentially flat compared with the corresponding prior year period, both nominally and excluding the effect of foreign exchange.
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

Costs, Expenses and Other

	Three Months Ended September 30,			Nine Months Ended September 30,
($ in millions)	2025	2024	% Change	2025	2024	% Change
Cost of sales	$3,855	$4,080	(6)%	$10,831	$11,365	(5)%
Selling, general and administrative	2,633	2,731	(4)%	7,835	7,952	(1)%
Research and development	4,234	5,862	(28)%	11,903	13,354	(11)%
Restructuring costs	47	56	(16)%	676	258	*
Other (income) expense, net	(238)	(162)	47%	(281)	(151)	86%
	$10,531	$12,567	(16)%	$30,964	$32,778	(6)%
* > 100%
Cost of Sales
Cost of sales declined 6% and 5% in the third quarter and first nine months of 2025, respectively. Cost of sales includes the amortization of intangible assets recorded in connection with acquisitions, collaborations, and licensing arrangements, which totaled $621 million and $625 million in the third quarter of 2025 and 2024, respectively, and $1.8 billion and $1.7 billion in the first nine months of 2025 and 2024, respectively. Also included in Cost of sales are expenses associated with restructuring activities, which amounted to $110 million and $192 million in the third quarter of 2025 and 2024, respectively, and $311 million and $374 million in the first nine months of 2025 and 2024, respectively, primarily reflecting accelerated depreciation and asset impairment charges related to manufacturing facilities to be fully or partially closed or divested, as well as contractual termination costs. Separation costs associated with manufacturing-related headcount reductions have been incurred and are reflected in Restructuring costs as discussed below.
Gross margin was 77.7% in the third quarter of 2025 compared with 75.5% in the third quarter of 2024. The gross margin improvement was primarily due to the favorable effect of product mix and lower restructuring costs, partially offset by higher inventory write-offs and the unfavorable effect of foreign exchange. Gross margin was 77.7% in the first nine months of 2025 compared with 76.6% in the first nine months of 2024. The gross margin improvement was primarily due to the favorable effect of product mix and lower restructuring costs, partially offset by higher inventory write-offs, higher amortization of intangible assets, and the unfavorable effect of foreign exchange.
Selling, General and Administrative
Selling, general and administrative (SG&A) expenses declined 4% in the third quarter of 2025 primarily due to lower administrative, restructuring, and selling costs, partially offset by the unfavorable impact of foreign exchange. SG&A expenses in the first nine months of 2025 declined 1% compared with the corresponding period of 2024 primarily driven by lower restructuring, selling, administrative, and acquisition-related costs, as well as the favorable effect of foreign exchange, partially offset by higher promotional costs.
Research and Development
Research and development (R&D) expenses declined 28% and 11% in the third quarter and first nine months of 2025, respectively, primarily due to lower charges for business development activity.
Significant business development transactions in 2025 include charges of:
•$300 million for completion of the technology transfer for MK-2010 (LM-299) from LaNova (third quarter and first nine months of 2025)
•$200 million for a license agreement with Hengrui Pharma (first nine months of 2025)
•$100 million for the achievement of a developmental milestone related to the 2024 EyeBio acquisition (first nine months of 2025)
Significant business development transactions in 2024 include charges of:
•$1.35 billion for the acquisition of EyeBio and $100 million for the achievement of a related developmental milestone (third quarter and first nine months of 2024)
•$750 million for the acquisition of MK-1045 (formerly CN201) from Curon (third quarter and first nine months of 2024)
•$656 million for the acquisition of Harpoon (first nine months of 2024)
The declines in R&D expenses in the third quarter and first nine months of 2025 were partially offset by higher clinical development spending, higher restructuring costs and increased investment in discovery research and early drug development.
R&D expenses are comprised of the costs directly incurred by Merck Research Laboratories (MRL), the Company’s research and development division that focuses on human health-related activities, which were $2.7 billion and $2.5 billion for the third quarter of 2025 and 2024, respectively, and $8.0 billion and $7.4 billion for the first nine months of 2025 and 2024, respectively. Also included in R&D expenses are Animal Health research costs, upfront and milestone payments for collaboration and licensing agreements (including the charges related to LaNova and Hengrui Pharma noted above), charges for transactions accounted for as asset acquisitions (including the charges for the acquisitions of EyeBio, MK-1045, and Harpoon noted above), and costs incurred by other divisions in support of R&D activities, including depreciation, production, and general and administrative, which in the aggregate were $1.3 billion and $3.3 billion for the third quarter of 2025 and 2024, respectively, and $3.6 billion and $5.9 billion for the first nine months of 2025 and 2024, respectively. R&D expenses also include restructuring costs of $233 million and $286 million in the third quarter and first nine months of 2025, respectively, associated with contractual termination costs.
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
Restructuring costs, primarily representing separation and other costs associated with these restructuring activities, were $47 million and $56 million for the third quarter of 2025 and 2024, respectively, and $676 million and $258 million for the first nine months of 2025 and 2024, respectively. Separation costs incurred were associated with actual headcount reductions, as well as estimated expenses under existing severance programs for involuntary headcount reductions that were probable and could be reasonably estimated. Other expenses in Restructuring costs include facility shut-down and other related costs, as well as employee-related costs such as curtailment, settlement, and termination charges associated with pension and other postretirement benefit plans and share-based compensation plan costs. For segment reporting, restructuring costs are unallocated expenses.
Additional costs associated with the Company’s restructuring activities are included in Cost of sales, Selling, general and administrative expenses and Research and development costs. The Company recorded aggregate pretax costs of $390 million and $279 million in the third quarter of 2025 and 2024, respectively, and $1.3 billion and $701 million for the first nine months of 2025 and 2024, respectively, related to restructuring program activities. See Note 4 to the condensed consolidated financial statements for additional details.
Other (Income) Expense, Net
Other (income) expense, net was $238 million of income in the third quarter of 2025 compared with $162 million of income in the third quarter of 2024. The favorable quarter-over-quarter change was primarily due to income from investments in equity securities in the third quarter of 2025 (primarily due to the Company’s investment in Sichuan Kelun-Biotech Biopharmaceutical Co Ltd., Kelun-Biotech) compared with losses from investments in equity securities in the third quarter of 2024, partially offset by the receipt of a $170 million upfront payment from Daiichi Sankyo in 2024 related to the expansion of the existing development and commercialization agreement. Other (income) expense, net was $281 million of income in the first nine months of 2025 compared with $151 million of income in the first nine months of 2024. The favorable period-over-period change primarily reflects higher income from investments in equity securities (primarily due to the Company’s investment in Kelun-Biotech), partially offset by the receipt of an upfront payment in 2024 from Daiichi Sankyo noted above.
For details on the components of Other (income) expense, net see Note 11 to the condensed consolidated financial statements.

Segment Profits
	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2025	2024	2025	2024
Pharmaceutical segment profits	$12,538	$11,547	$34,264	33,651
Animal Health segment profits	511	510	1,737	1,574
Non-segment activity	(6,304)	(7,967)	(18,354)	(19,459)
Income Before Taxes	$6,745	$4,090	$17,647	$15,766
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
Pharmaceutical segment profits grew 9% in the third quarter of 2025, primarily due to higher sales, lower cost of sales, the favorable effect of foreign exchange, as well as lower selling and administrative costs. Pharmaceutical segment profits grew 2% in the first nine months of 2025, primarily due to lower cost of sales, as well as lower administrative and selling costs, partially offset by the unfavorable effect of foreign exchange. Animal Health segment profits were essentially flat the third quarter of 2025 as higher sales were offset by higher cost of sales and increased R&D expenses. Animal Health segment profits rose 10% in the first nine months of 2025 primarily due to higher sales, partially offset by higher R&D expenses and selling costs, as well as the unfavorable effect of foreign exchange.
Taxes on Income
The effective income tax rates of 14.2% and 13.3% for the third quarter and first nine months of 2025, respectively, reflect the favorable impacts of geographical mix of income and expense, as well as certain discrete items.
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
While many jurisdictions in which Merck operates have adopted the global minimum tax provision of the Organization for Economic Cooperation and Development (OECD) Pillar 2, effective for tax years beginning in January 2024, it resulted in a minimal impact to the Company’s 2024 effective income tax rate due to the accounting for the tax effects of intercompany transactions. The Company expects the impact of the global minimum tax to be approximately 2% for full year 2025. In addition, in July 2025, the OBBBA was enacted into law, which had an immaterial impact to the effective tax rates for the third quarter and first nine months of 2025.
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
A reconciliation between GAAP financial measures and non-GAAP financial measures is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions except per share amounts)	2025	2024	2025	2024
Income before taxes as reported under GAAP	$6,745	$4,090	$17,647	$15,766
Increase (decrease) for excluded items:
Acquisition- and divestiture-related costs	659	679	1,900	1,808
Restructuring costs	390	279	1,274	701
(Income) loss from investments in equity securities, net	(344)	58	(512)	(107)
Non-GAAP income before taxes	7,450	5,106	20,309	18,168
Income tax provision as reported under GAAP	958	929	2,346	2,377
Estimated tax benefit on excluded items (1)	128	188	468	445
Tax (expense) benefit resulting primarily from audit reserve adjustments	(86)	—	60	—
Tax benefit resulting from the expiration of the statute of limitations for assessments related to the 2019 federal tax return year	—	—	—	259
Non-GAAP income tax provision	1,000	1,117	2,874	3,081
Non-GAAP net income	6,450	3,989	17,435	15,087
Less: Net income attributable to noncontrolling interests as reported under GAAP	2	4	10	15
Non-GAAP net income attributable to Merck & Co., Inc.	$6,448	$3,985	$17,425	$15,072
EPS assuming dilution as reported under GAAP (2)	$2.32	$1.24	$6.08	$5.26
EPS difference	0.26	0.33	0.85	0.67
Non-GAAP EPS assuming dilution (2)	$2.58	$1.57	$6.93	$5.93
(1)    The estimated tax impact on the excluded items is determined by applying the statutory rate of the originating territory of the non-GAAP adjustments.
(2)    GAAP and non-GAAP EPS were negatively affected in the third quarter of 2025 and 2024 by $0.10 and $0.79 per share, respectively, and for the first nine months of 2025 and 2024 by $0.16 and $1.05 per share, respectively, of charges for certain upfront payments related to collaborations and licensing arrangements, as well as charges related to pre-approval assets obtained in transactions accounted for as asset acquisitions.
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
Certain Other Items
Non-GAAP income and non-GAAP EPS exclude certain other items. These items are adjusted for after evaluating them on an individual basis, considering their quantitative and qualitative aspects. Typically, these items are unusual in nature, significant to the results of a particular period or not indicative of future operating results. Excluded from non-GAAP income and non-GAAP EPS in 2025 is tax (expense) benefit resulting primarily from audit reserve adjustments. Excluded from non-GAAP income and non-GAAP EPS in 2024 is a benefit due to a reduction in reserves for unrecognized income tax benefits resulting from the expiration of the statute of limitations for assessments related to the 2019 federal tax return year.
Research and Development Update
The Company currently has several candidates under regulatory review in the U.S. and internationally.
MK-3475A, pembrolizumab with berahyaluronidase alfa (MK-5180) for subcutaneous administration (subcutaneous pembrolizumab), is being evaluated for noninferiority with respect to pharmacokinetics to intravenous Keytruda in metastatic NSCLC. MK-3475A is under review in the EU. In September 2025, the Committee for Medicinal Products for Human Use (CHMP) of the European Medicines Agency (EMA) recommended approval of a new subcutaneous route of administration and a new pharmaceutical form (solution for injection) for Keytruda which, if approved, would be marketed in the EU as Keytruda SC. The CHMP recommendation will now be reviewed by the EC for marketing authorization in the EU, Iceland, Liechtenstein and Norway, and a final decision is expected in the fourth quarter of 2025.
MK-8591A, doravirine/islatravir, an investigational, once-daily, oral, two-drug regimen for adults with HIV-1 infection that is virologically suppressed on antiretroviral therapy, is under review by the FDA. The FDA set a Prescription Drug User Fee Act (PDUFA), or target action, date of April 28, 2026 for the new drug application, which is based on findings of the Phase 3 MK-8591A-051 and MK-8591A-052 clinical trials. MK-8591A is also under review in Japan.
MK-1654, Enflonsia, a prophylactic long-acting monoclonal antibody designed to protect infants from RSV disease during their first RSV season is under review in the EU and Japan. In September 2025, the CHMP of the EMA recommended the approval of Enflonsia for the prevention of RSV lower respiratory tract disease in neonates (newborns) and infants during their first RSV season. The CHMP recommendation, which is supported by results from the pivotal Phase 2b/3 CLEVER trial and the Phase 3 SMART trial, was sent to the EC for review for marketing authorization in the EU, Iceland, Liechtenstein and Norway. In October 2025, Merck informed the EMA and other health authorities, including the FDA, that Merck had identified a data entry issue related to solicited complaints (injection site pain, injection site swelling, injection site erythema, drowsiness, irritability, and/or lost appetite) that is not expected to meaningfully impact the favorable risk-benefit profile of Enflonsia. The Company is further reviewing the data and will provide an update to the EMA and other health authorities in the near future. On October 31, 2025, the EC informed Merck that it would return the CHMP opinion to the EMA to allow the CHMP to assess Merck’s update when it becomes available. This step is expected to delay a final EC decision on the marketing authorization for Enflonsia. Merck remains confident in the robustness of the CLEVER and SMART trials as pivotal studies for Enflonsia and the risk benefit profile of Enflonsia.
MK-3475, Keytruda, is an anti-PD-1 therapy approved for the treatment of many cancers that is in clinical development for expanded indications. These studies encompass more than 30 cancer types including: biliary, estrogen receptor positive breast, triple-negative breast, cervical, colorectal, endometrial, esophageal, gastric, glioblastoma, head and neck, hepatocellular, Hodgkin lymphoma, non-Hodgkin lymphoma, non-small cell lung, small cell lung, melanoma, malignant pleural mesothelioma, ovarian, prostate, renal, and urothelial, several of which are currently in Phase 3 clinical development.
Keytruda is under review in Japan for the treatment of patients with resectable locally advanced HNSCC as neoadjuvant treatment, then continued as adjuvant treatment in combination with standard of care radiotherapy with or without cisplatin and then as a single agent. The application is based on data from the Phase 3 KEYNOTE-689 trial.
Keytruda and Keytruda Qlex (MK-3475A) are each under FDA priority review in combination with Padcev (enfortumab vedotin-ejfv) for the treatment of patients with muscle-invasive bladder cancer who are ineligible for cisplatin-based chemotherapy. The FDA set a PDUFA date of April 7, 2026, marking the first concurrent review of both Keytruda and Keytruda Qlex for the same novel indication. The supplemental biologics license applications (BLAs) are based on data from the Phase 3 KEYNOTE-905 trial, which was conducted in collaboration with Pfizer and Astellas.
Keytruda is also under priority review by the FDA in combination with chemotherapy with or without bevacizumab for the treatment of patients with platinum-resistant recurrent ovarian cancer. The FDA set a PDUFA date of February 20, 2026. The supplemental BLA is based on data from the Phase 3 KEYNOTE-B96 trial. KEYNOTE-B96 is also under review in the EU and Japan.
In June 2025, Merck announced positive topline results from the first two of three Phase 3 clinical trials evaluating the safety and efficacy of MK-0616, enlicitide decanoate, an investigational, oral proprotein convertase subtilisin/kexin type 9 (PCSK9) inhibitor being evaluated for the treatment of adults with hyperlipidemia on lipid-lowering therapies, including at least a statin. The CORALreef HeFH and CORALreef AddOn trials successfully met their primary and all key secondary endpoints, demonstrating statistically significant and clinically meaningful greater reductions in low-density lipoprotein cholesterol (LDL-C)

for enlicitide compared to placebo (CORALreef HeFH) and compared to other oral non-statin therapies (CORALreef AddOn). In September 2025, Merck announced positive topline results from the Phase 3 CORALreef Lipids trial evaluating the safety and efficacy of enlicitide decanoate for the treatment of adults with hypercholesterolemia on a moderate or high intensity statin (or with documented statin intolerance). The CORALreef Lipids trial successfully met all primary and key secondary endpoints. Results from the three Phase 3 trials in the CORALreef clinical development program will be presented at a future scientific congress.
In October 2025, Merck acquired Verona Pharma. Through this acquisition, Merck acquired Ohtuvayre (ensifentrine) (MK-5884), a first-in-class selective dual inhibitor of phosphodiesterases 3 and 4 (PDE3 and PDE4), which was approved in the U.S. in June 2024 for the maintenance treatment of COPD in adult patients. Ohtuvayre is being evaluated in a clinical trial for the treatment of non-cystic fibrosis bronchiectasis. Additionally, MK-5884A, a fixed-dose combination of ensifentrine and glycopyrrolate (a long-acting muscarinic antagonist), is currently in development for the maintenance treatment of COPD. Following completion of the Verona Pharma acquisition, Merck made the decision to withdraw the applications for marketing authorization in the EU and UK for Ohtuvayre in the maintenance treatment of COPD in adults, with plans to resubmit at a future date. This decision is based on the assessment that the current applications for Ohtuvayre in the EU and UK are not aligned with business objectives and portfolio strategy. This decision does not impact ongoing trials assessing ensifentrine.
In August 2025, Merck announced results evaluating Verquvo in adult patients with stable chronic heart failure and reduced ejection fraction (HFrEF). The Phase 3 VICTOR trial comparing the efficacy of Verquvo to placebo in patients with HFrEF without a recent worsening heart failure event treated with guideline-directed medical therapy did not reach statistical significance for its primary endpoint of combined time to first event of cardiovascular death or hospitalization for heart failure. In a separate pre-specified pooled analysis of patient-level data from the complementary Phase 3 VICTOR and VICTORIA trials, Verquvo reduced the risk of the composite primary endpoint of cardiovascular death or heart failure hospitalization across these patients with a broad range of disease severity. Results from both analyses were presented in August 2025 at the European Society of Cardiology Congress 2025.
The chart below reflects the Company’s research pipeline as of November 3, 2025. Candidates shown in Phase 3 include the date such candidate entered into Phase 3 development. Candidates shown in Phase 2 include the most advanced compound with a specific mechanism or, if listed compounds have the same mechanism, they are each currently intended for commercialization in a given therapeutic area. Small molecules and biologics are given MK-number designations and vaccine candidates are given V-number designations. Except as otherwise noted, candidates in Phase 1, additional indications in the same therapeutic area (other than with respect to cancer and immunology) and additional claims, line extensions or formulations for in-line products are not shown.

Phase 2
Alzheimer’s Disease
MK-1167
MK-2214
Atherosclerosis
MK-7262
Cancer
MK-1022 (patritumab deruxtecan)(1)(3)
Biliary
Bladder
Cervical
Colorectal
Endometrial
Esophageal
Gastric
Head and Neck
Hepatocellular
Melanoma
Non-Small Cell lung
Ovarian
Pancreatic
Prostate
MK-2400 (ifinatamab deruxtecan)(1)
Biliary
Bladder
Breast
Cervical
Colorectal
Endometrial
Head and Neck
Hepatocellular
Melanoma
Non-Small Cell Lung
Ovarian
Pancreatic

Cancer
MK-2870 (sacituzumab tirumotecan)(1)(3)
Biliary
Bladder
Colorectal
Esophageal
Neoplasm Malignant
Pancreatic
MK-3120
Bladder
MK-3475 Keytruda
Prostate
MK-3475A Keytruda Qlex
Hematological Malignancies (U.S.)
MK-5684 (opevesostat)
Breast
Endometrial
Ovarian
MK-5909 (raludotatug deruxtecan)(1)
Biliary
Bladder
Cervical
Colorectal
Endometrial
Gastric
Non-Small Cell Lung
Ovarian
Pancreatic
Renal Cell
Small Cell Lung
MK-6070 (gocatamig)
Small Cell Lung
MK-6482 Welireg
Breast
V940 (intismeran autogene)(1)(2)
Bladder
Renal Cell

Chronic Obstructive Pulmonary Disease
MK-5884A (ensifentrine+glycopyrrolate)
Eye Disorders
MK-8748
HIV-1 Infection
MK-8591B (islatravir+ulonivirine)
Immunology
MK-7240 (tulisokibart)
Axial Spondyloarthritis
Hidradenitis Suppurativa
Rheumatoid Arthritis
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
Non-Small Cell Lung (May 2024)
MK-1308A (quavonlimab+pembrolizumab)
Renal Cell (April 2021)
MK-2140 (zilovertamab vedotin)
Hematological Malignancies (September 2024)
MK-2400 (ifinatamab deruxtecan)(1)
Esophageal (March 2025)
Prostate (May 2025)
Small Cell Lung (July 2024)
MK-2870 (sacituzumab tirumotecan)(1)(3)
Breast (April 2024)
Cervical (July 2024)
Endometrial (December 2023)
Gastric (May 2024)
Non-Small Cell Lung (November 2023)
Ovarian (April 2025)
MK-3475 Keytruda
Hepatocellular (May 2016) (EU)
Small Cell Lung (May 2017)
MK-3543 (bomedemstat)
Myeloproliferative Disorders (December 2023)
MK-5684 (opevesostat)
Prostate (December 2023)
MK-7339 Lynparza(1)(2)
Non-Small Cell Lung (June 2019)
Small Cell Lung (December 2020)
V940 (intismeran autogene)(1)(2)
Melanoma (July 2023)
Non-Small Cell Lung (December 2023)
Dengue Fever Virus Vaccine
V181 (June 2025)
Diabetic Macular Edema
MK-3000(5)
HIV-1 Infection
     MK-8591A (doravirine+islatravir) (February 2020) (EU)
MK-8591D (islatravir+lenacapavir) (October 2024)(1)(6)
HIV-1 Pre-Exposure Prophylaxis
MK-8527 (July 2025)
Hypercholesterolemia
MK-0616 (enlicitide decanoate) (August 2023)
Immunology
MK-7240 (tulisokibart)
Crohn’s Disease (June 2024)
Ulcerative Colitis (October 2023)
New Molecular Entities Cancer MK-3475A Keytruda Qlex Previously Approved Tumors (EU)(7) HIV-1 Infection MK-8591A (doravirine+islatravir) (U.S.) (JPN) Respiratory Syncytial Virus MK-1654 Enflonsia (EU) (JPN)
Certain Supplemental Filings
Cancer
MK-3475 Keytruda
• Resectable Locally Advanced Head and Neck Squamous Cell Carcinoma
(KEYNOTE-689) (JPN)
• Muscle-Invasive Bladder Cancer Ineligible for Cisplatin-Based Chemotherapy
(KEYNOTE-905) (U.S.)
• Platinum-Resistant Recurrent Ovarian Cancer
(KEYNOTE-B96) (U.S.) (EU) (JPN)
MK-3475A Keytruda Qlex
• Muscle-Invasive Bladder Cancer Ineligible for Cisplatin-Based Chemotherapy
(KEYNOTE-905) (U.S.)

Footnotes:
(1) Being developed in a collaboration.
(2) Being developed in combination with Keytruda.
(3) Being developed as monotherapy and/or in combination with Keytruda.
(4) Available in the U.S. under Emergency Use Authorization.
(5) Program is in a Phase 2/3 study that commenced in August 2024.
(6) On FDA partial clinical hold for higher doses of islatravir than those used in current clinical trials.
(7) MK-3475A to be marketed under the trade name Keytruda SC in the EU.

Analysis of Liquidity and Capital Resources

($ in millions)	September 30, 2025	December 31, 2024
Cash and investments	$19,331	$14,152
Working capital	18,929	10,362
Total debt to total liabilities and equity	31.9%	31.7%
Cash provided by operating activities was $13.6 billion in the first nine months of 2025 compared with $18.0 billion in the first nine months of 2024. Cash provided by operating activities was reduced by $2.0 billion and $370 million for upfront and milestone payments related to certain collaborations, licensing agreements, and acquisitions in the first nine months of 2025 and 2024, respectively. Cash provided by operating activities continues to be the Company’s primary source of funds to finance operating needs, with excess cash serving as the primary source of funds to finance business development transactions, capital expenditures, dividends paid to shareholders and treasury stock purchases.
Cash used in investing activities was $2.5 billion in the first nine months of 2025 compared with $6.3 billion in the first nine months of 2024. The lower use of cash in investing activities was primarily due to lower cash used for acquisitions and higher proceeds from sales of securities and other investments, partially offset by higher purchases of securities and other investments, and higher capital expenditures (including the acquisition of a facility from WuXi Vaccines discussed in Note 2 to the condensed consolidated financial statements).
Cash used in financing activities was $6.7 billion in the first nine months of 2025 compared with $4.0 billion in the first nine months of 2024. The higher use of cash in financing activities was primarily due to higher purchases of treasury stock, higher payments on long-term debt, higher dividends paid to shareholders, and lower proceeds from the exercise of stock options, partially offset by higher proceeds from long-term debt.
The Company has accounts receivable factoring agreements with financial institutions in certain countries to sell accounts receivable. The Company factored $1.7 billion and $2.1 billion of accounts receivable at September 30, 2025 and December 31, 2024, respectively, under these factoring arrangements, which reduced outstanding accounts receivable. The cash received from the financial institutions is reported within operating activities in the Condensed Consolidated Statement of Cash Flows. In certain of these factoring arrangements, for ease of administration, the Company will collect customer payments related to the factored receivables, which it then remits to the financial institutions. The net cash flows relating to these collections are reported as financing activities in the Condensed Consolidated Statement of Cash Flows.
In September 2025, the Company issued $6.0 billion aggregate principal amount of senior unsecured notes consisting of $500 million of floating rate notes due 2027, $750 million of 3.85% notes due 2027, $750 million of 4.15% notes due 2030, $1.0 billion of 4.55% notes due 2032, $1.75 billion of 4.95% notes due 2035, and $1.25 billion of 5.70% notes due 2055. The Company used the net proceeds of the offering for general corporate purposes, including to fund a portion of the approximately $10.5 billion cash consideration and related fees and expenses payable in connection with Merck’s acquisition of Verona Pharma in October 2025 (see Note 2 to the condensed consolidated financial statements).
In February 2025, the Company’s $2.5 billion, 2.75% notes matured in accordance with their terms and were repaid. In March 2024, the Company’s $750 million, 2.90% notes matured in accordance with their terms and were repaid.
Dividends paid to stockholders were $6.2 billion and $5.9 billion for the first nine months of 2025 and 2024, respectively. In May 2025, Merck’s Board of Directors declared a quarterly dividend of $0.81 per share on the Company’s outstanding common stock for the third quarter that was paid in July 2025. In July 2025, Merck’s Board of Directors declared a quarterly dividend of $0.81 per share on the Company’s outstanding common stock for the fourth quarter that was paid in October 2025.
In 2018, Merck’s Board of Directors authorized purchases of up to $10 billion of Merck’s common stock for its treasury. In January 2025, Merck’s Board of Directors authorized purchases of up to an additional $10 billion of Merck’s common stock for its treasury. The treasury stock purchase authorizations have no time limit and will be made over time in open-market transactions, block transactions on or off an exchange, or in privately negotiated transactions. During the first nine months of 2025, the Company purchased $3.8 billion (46 million shares) of its common stock for its treasury under these programs. The Company expects the pace of share repurchases to continue at this level for the remainder of 2025. As of September 30, 2025, the Company’s remaining share repurchase authorization was $8.6 billion.
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
Item 4. Controls and Procedures
Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures over financial reporting. Based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2025, the Company’s disclosure controls and procedures are effective. For the third quarter of 2025, there were no changes in internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer purchases of equity securities for the three months ended September 30, 2025 were as follows:
ISSUER PURCHASES OF EQUITY SECURITIES

				($ in millions)
Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
July 1 - July 31	5,450,280	$82.08	5,450,280	$9,449
August 1 - August 31	5,267,604	$82.51	5,267,604	$9,014
September 1 - September 30	5,384,846	$81.99	5,384,846	$8,572
Total	16,102,730	$82.19	16,102,730
(1) Shares purchased during the period were made as part of a plan approved by the Board of Directors in January 2025 to purchase up to $10 billion of Merck’s common stock for its treasury.
Item 5. Other Information
Insider Trading Arrangements
During the three months ended September 30, 2025, none of the Company’s directors or executive officers adopted or terminated any Rule 10b5-1 trading arrangements or non-Rule 10b5-1 trading arrangements.

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

MERCK & CO., INC.

Date: November 5, 2025	/s/ Jennifer Zachary
JENNIFER ZACHARY
Executive Vice President and General Counsel

Date: November 5, 2025	/s/ Dalton Smart
DALTON SMART
Senior Vice President Finance - Global Controller