Form 10-K
period 2025-12-31
Merck & Co., Inc.
filed 2026-02-24
CIK 310158

As filed with the Securities and Exchange Commission on February 24, 2026

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549
_________________________________
FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2025

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐  No  ☒
Number of shares of Common Stock ($0.50 par value) outstanding as of January 31, 2026: 2,472,392,003.
Aggregate market value of Common Stock ($0.50 par value) held by non-affiliates on June 30, 2025 based on the closing price on June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter: approximately $198,051,000,000.

Documents Incorporated by Reference:
Document	Part of Form 10-K
Proxy Statement for the Annual Meeting of Shareholders to be held May 26, 2026, to be filed with the
Securities and Exchange Commission within 120 days after the close of the fiscal year covered by this report
Part III

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
The Pharmaceutical segment includes human health pharmaceutical and vaccine products. Human health pharmaceutical products consist of therapeutic and preventive agents, generally sold by prescription, for the treatment of human disorders. The Company sells these human health pharmaceutical products primarily to drug wholesalers and retailers, hospitals, government agencies, and managed health care providers such as health maintenance organizations, pharmacy benefit managers and other institutions. Human health vaccine products consist of preventive pediatric, adolescent and adult vaccines. The Company sells these human health vaccines primarily to physicians, wholesalers, distributors and government entities.
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
Product Sales
Total Company sales, including sales of the Company’s top pharmaceutical products, as well as sales of animal health products, were as follows:

($ in millions)	2025	2024	2023
Total Sales	$65,011	$64,168	$60,115
Pharmaceutical	58,142	57,400	53,583
Keytruda/Keytruda Qlex	31,680	29,482	25,011
Gardasil/Gardasil 9	5,233	8,583	8,886
Januvia/Janumet	2,544	2,268	3,366
ProQuad/M-M-R II/Varivax	2,451	2,485	2,368
Bridion	1,841	1,764	1,842
Alliance revenue - Lynparza(1)	1,450	1,311	1,199
Winrevair	1,443	419	—
Alliance revenue - Lenvima(1)	1,053	1,010	960
Prevymis	978	785	605
Vaxneuvance	825	808	665
Capvaxive	759	97	—
Welireg	716	509	218
Animal Health	6,354	5,877	5,625
Livestock	3,896	3,462	3,337
Companion Animal	2,458	2,415	2,288
Other Revenues(2)	515	891	907
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

Oncology
Keytruda (pembrolizumab) is an anti-PD-1 (programmed death receptor-1) therapy available for intravenous administration that has been approved as monotherapy for the treatment of certain patients with cervical cancer, classical Hodgkin lymphoma (cHL), cutaneous squamous cell carcinoma, esophageal or gastroesophageal junction (GEJ) carcinoma, head and neck squamous cell carcinoma (HNSCC), hepatocellular carcinoma (HCC), melanoma, Merkel cell carcinoma, microsatellite instability-high (MSI-H) or mismatch repair deficient (dMMR) solid tumors (including MSI-H/dMMR colorectal cancer and endometrial carcinoma), non-small cell lung cancer (NSCLC), primary mediastinal large B-cell lymphoma (PMBCL), tumor mutational burden-high (TMB-H) solid tumors, and urothelial cancer including non-muscle invasive bladder cancer. Keytruda is also approved as monotherapy for the adjuvant treatment of certain patients with melanoma, and for certain patients with renal cell carcinoma (RCC) post-surgery. Keytruda is approved for adjuvant treatment following resection and platinum-based chemotherapy for certain patients with NSCLC.
Additionally, in perioperative settings, Keytruda is approved for patients with certain types of resectable NSCLC in combination with chemotherapy as neoadjuvant treatment, and then continued as a single agent as adjuvant treatment after surgery; for certain patients with high-risk early stage triple-negative breast cancer (TNBC) in combination with chemotherapy as neoadjuvant treatment, and then continued as a single agent as adjuvant treatment after surgery; for certain patients with resectable locally advanced HNSCC as a single agent as neoadjuvant treatment, continued as adjuvant treatment in combination with radiotherapy with or without cisplatin chemotherapy and then as a single agent; and for certain patients with muscle invasive bladder cancer (MIBC), in combination with enfortumab vedotin, as neoadjuvant treatment and then continued after cystectomy as adjuvant treatment.
In addition, Keytruda is approved in combination with chemotherapy for the treatment of certain patients with advanced NSCLC, advanced malignant pleural mesothelioma, HNSCC, advanced biliary tract cancer, advanced esophageal cancer, advanced TNBC, and advanced or recurrent endometrial carcinoma; in combination with chemotherapy with or without bevacizumab, and in combination with chemoradiotherapy, for the treatment of certain patients with advanced cervical cancer; in combination with trastuzumab and chemotherapy for the treatment of certain patients with advanced human epidermal growth factor receptor 2 (HER2)-positive gastric or GEJ adenocarcinoma, and in combination with chemotherapy for the treatment of certain patients with advanced HER2-negative gastric or GEJ adenocarcinoma; in combination with axitinib for the treatment of certain patients with advanced RCC; in combination with Lenvima (lenvatinib) for the treatment of certain patients with advanced RCC or advanced endometrial carcinoma; in combination with enfortumab vedotin for certain patients with locally advanced or metastatic urothelial cancer; and in combination with chemotherapy with or without bevacizumab for certain patients with platinum-resistant ovarian cancer.
Keytruda Qlex (pembrolizumab and berahyaluronidase alfa-pmph) is a subcutaneously-administered fixed combination of pembrolizumab, an anti-PD-1 therapy, and berahyaluronidase alfa, which enhances dispersion and permeability to enable subcutaneous administration of pembrolizumab. Keytruda Qlex is approved in the U.S. in solid tumor indications approved for Keytruda. In some markets, it is approved as a new subcutaneous route of administration and new pharmaceutical form of Keytruda and is marketed as Keytruda SC.
Welireg (belzutifan) is a medication for the treatment of adult patients with certain von Hippel-Lindau (VHL) disease-associated tumors not requiring immediate surgery, for the treatment of adult patients with advanced RCC following a PD-1 or programmed death-ligand 1 (PD-L1) inhibitor and a vascular endothelial growth factor tyrosine kinase inhibitor (TKI) and for treatment of adult and pediatric patients 12 years and older with certain types of pheochromocytoma or paraganglioma.
In addition, the Company recognizes alliance revenue related to sales of Lynparza (olaparib), an oral poly (ADP-ribose) polymerase (PARP) inhibitor, for certain types of advanced or recurrent ovarian, early or metastatic breast, metastatic pancreatic, and metastatic castration-resistant prostate cancers; alliance revenue related to sales of Lenvima, an oral receptor TKI, for certain types of thyroid cancer, RCC, HCC, in combination with everolimus for certain patients with advanced RCC, and in combination with Keytruda for certain patients with advanced endometrial carcinoma or advanced RCC; and alliance revenue related to Reblozyl (luspatercept-aamt) for the treatment of certain types of anemia.
Vaccines
Gardasil (Human Papillomavirus Quadrivalent [Types 6, 11, 16 and 18] Vaccine, Recombinant)/Gardasil 9 (Human Papillomavirus 9-valent Vaccine, Recombinant), vaccines to help prevent certain cancers and diseases caused by certain types of human papillomavirus (HPV); ProQuad (Measles, Mumps, Rubella and Varicella Virus Vaccine Live), a pediatric combination vaccine to help protect against measles, mumps, rubella and varicella; M−M−R II (Measles, Mumps and Rubella Virus Vaccine Live), a vaccine to help prevent measles, mumps and rubella; Varivax

(Varicella Virus Vaccine Live), a vaccine to help prevent chickenpox (varicella); Vaxneuvance (Pneumococcal 15-valent Conjugate Vaccine), a vaccine to help prevent invasive pneumococcal disease in individuals 6 weeks of age and older; RotaTeq (Rotavirus Vaccine, Live Oral, Pentavalent), a vaccine to help protect against rotavirus gastroenteritis in infants and children; Capvaxive (Pneumococcal 21-valent Conjugate Vaccine), a vaccine to help prevent invasive pneumococcal disease and pneumococcal pneumonia in adults; Enflonsia (clesrovimab-cfor), a long acting monoclonal antibody for the prevention of respiratory syncytial virus (RSV) lower respiratory tract disease in neonates and infants who are born during or entering their first RSV season; and Pneumovax 23 (pneumococcal vaccine polyvalent), a vaccine to help prevent pneumococcal disease.
Hospital Acute Care
Bridion (sugammadex), a medication for the reversal of two types of neuromuscular blocking agents used during surgery; Prevymis (letermovir) for the prophylaxis of cytomegalovirus (CMV) infection and disease, or of CMV disease, in certain high risk adult and pediatric recipients of an allogeneic hematopoietic stem cell transplant or of a kidney transplant, respectively; Zerbaxa (ceftolozane and tazobactam) for injection, a combination antibacterial and beta-lactamase inhibitor for the treatment of certain bacterial infections; and Dificid (fidaxomicin) for the treatment of C. difficile-associated diarrhea.
Cardiometabolic and Respiratory
Winrevair (sotatercept-csrk), an activin signaling inhibitor indicated for the treatment of adults with pulmonary arterial hypertension (PAH, Group 1 pulmonary hypertension) to improve exercise capacity and World Health Organization (WHO) functional class (FC), and reduce the risk of clinical worsening events including hospitalization for PAH, lung transplantation and death; Adempas (riociguat), a cardiovascular drug for the treatment of chronic thromboembolic pulmonary hypertension or PAH in certain patients; Verquvo (vericiguat), a medicine to reduce the risk of cardiovascular death and heart failure hospitalization following a hospitalization for heart failure or need for outpatient intravenous diuretics in certain adults with symptomatic chronic heart failure and reduced ejection fraction; and Ohtuvayre (ensifentrine), an inhaled PDE3/4 inhibitor indicated for the maintenance treatment of chronic obstructive pulmonary disease (COPD) in adults.
Virology
Lagevrio (molnupiravir), an investigational oral antiviral COVID-19 medicine available in the U.S. under Emergency Use Authorization; Isentress/Isentress HD (raltegravir), a human immunodeficiency virus (HIV) integrase inhibitor for use in combination with other antiretroviral agents for the treatment of HIV-1 infection; Delstrigo (doravirine/lamivudine/tenofovir disoproxil fumarate), a complete regimen for the treatment of HIV-1 infection in adult patients with no prior antiretroviral treatment history or to replace the current antiretroviral regime in certain patients who are virologically suppressed on a stable antiretroviral regimen; and Pifeltro (doravirine), a non-nucleoside reverse transcriptase inhibitor for use in combination with other antiretroviral agents for the treatment of HIV-1 infection in adult patients with no prior antiretroviral treatment history or to replace the current antiretroviral regime in certain patients who are virologically suppressed on a stable antiretroviral regimen.
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
Livestock Products
Nuflor (Florfenicol) antibiotic range for use in cattle and swine; Bovilis/Vista vaccine lines for infectious diseases in cattle, including Bovilis Cryptium for protection against Cryptosporidium parvum; Banamine (Flunixin meglumine) bovine and swine anti-inflammatory; Estrumate (cloprostenol sodium) for the treatment of fertility disorders in cattle; Matrix (altrenogest) fertility management for swine; Resflor (florfenicol and flunixin meglumine), a combination broad-spectrum antibiotic and non-steroidal anti-inflammatory drug for bovine respiratory disease; Zuprevo (tildipirosin) for bovine respiratory disease; Revalor (trenbolone acetate and estradiol) to improve production efficiencies in beef cattle; Safe-Guard (fenbendazole) de-wormer for cattle; M+Pac (Mycoplasma Hyopneumoniae Bacterin) swine pneumonia vaccine; Porcilis (Lawsonia intracellularis baterin) and Circumvent (Porcine Circovirus Vaccine, Type 2, Killed Baculovirus Vector) vaccine lines for infectious diseases in swine; Nobilis/Innovax (Live

Marek’s Disease Vector), vaccine lines for poultry; Paracox and Coccivac coccidiosis vaccines; Exzolt (fluralaner), a systemic treatment for poultry red mite and northern foul mite infestations; Exzolt 5% (fluralaner), for treatment and prevention of ticks, lice, horn flies and New World Screwworm on cattle; Slice (emamectin benzoate) parasiticide and Imvixa (lufenuron) for sea lice control in salmon; Clynav vaccine for protection against pancreas disease in salmon; Aquavac (Avirulent Live Culture)/Norvax vaccines against bacterial and viral disease in fish; Aquaflor (florfenicol) antibiotic for farm-raised fish; Flexolt (fluralaner) against lice in sheep; and Allflex Livestock Intelligence solutions for animal identification, monitoring and traceability.
Companion Animal Products
Bravecto, a line of oral, topical and injectable parasitic control products, including the original Bravecto (fluralaner) products for dogs and cats that last up to 12 weeks; Bravecto (fluralaner) One-Month, a monthly product for dogs, Bravecto (fluralaner) Injectable/Quantum, an injectable product for dogs that lasts up to one-year, Bravecto TriUNO (fluralaner/moxidectin/pyrantel), a one month dog product that covers internal and external parasites, and Bravecto Plus (fluralaner/moxidectin), a two-month product for cats; Sentinel, a line of oral parasitic products for dogs including Sentinel Spectrum (milbemycin oxime, lufenuron, and praziquantel) and Sentinel Flavor Tabs (milbemycin oxime, lufenuron); Numelvi (atinvicitinib), a once daily second-generation Janus kinase inhibitor for the treatment of pruritus associated with allergic dermatitis; Optimmune (cyclosporine), an ophthalmic ointment; Nobivac vaccine lines for flexible dog and cat vaccination, including Nobivac NXT for canine flu and feline leukemia virus; Gilvetmab, an immune checkpoint inhibitor monoclonal antibody conditionally licensed for melanoma and mastocytoma tumors; Otomax (gentamicin sulfate, USP; Betamethasone valerate USP; and Clotrimazole USP ointment)/Mometamax (gentamicin sulfate, USP, Mometasone Furoate Monohydrate and Clotrimazole, USP, Otic Suspension)/Mometamax Ultra (gentamicin sulfate, mometasone furoate monohydrate and posaconazole suspension)/Posatex (orbifloxacin, mometasone furoate monohydrate and posaconazole, suspension) ear ointments for acute and chronic otitis; Caninsulin/Vetsulin (porcine insulin zinc suspension) diabetes mellitus treatment for dogs and cats; Panacur (fenbendazole)/Safeguard (fenbendazole) broad-spectrum anthelmintic (de-wormer) for use in many animals; Regumate (altrenogest) fertility management for horses; Prestige vaccine line for horses; Scalibor (Deltamethrin)/Exspot for protecting against bites from fleas, ticks, mosquitoes and sandflies; and Sure Petcare products for companion animal identification and well-being, including the microchip and pet recovery system Home Again.
For a further discussion of sales of the Company’s products, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below.
Product Approvals
Set forth below is a summary of significant product approvals received by the Company in 2025 and, to date, in 2026.

Product	Date	Approval
Keytruda	January 2025
China’s National Medical Products Administration (NMPA) approval in combination with enfortumab vedotin, an antibody-drug conjugate (ADC), for the treatment of adults with locally advanced or metastatic urothelial carcinoma, based on the KEYNOTE-A39 trial that was conducted in collaboration with Seagen (now Pfizer Inc., Pfizer) and Astellas.

April 2025
European Commission (EC) approval in combination with pemetrexed and platinum chemotherapy for the first-line treatment of adult patients with unresectable non epithelioid malignant pleural mesothelioma, based on the IND.227/KEYNOTE-483 trial.

May 2025
Japan’s Ministry of Health, Labor and Welfare (MHLW) approval in combination with trastuzumab and chemotherapy for the first-line treatment of patients with unresectable, advanced or recurrent HER2-positive gastric or GEJ adenocarcinoma, based on the KEYNOTE-811 trial.

	May 2025	Japan’s MHLW approval in combination with pemetrexed and platinum chemotherapy for unresectable, advanced or recurrent metastatic malignant pleural mesothelioma, based on the IND.227/KEYNOTE-483 trial.
June 2025
U.S. Food and Drug Administration (FDA) approval for the treatment of adult patients with resectable locally advanced HNSCC whose tumors express PD-L1 Combined Positive Score (CPS) ≥ 1 as determined by an FDA-approved test, as a single agent as neoadjuvant treatment, continued as adjuvant treatment in combination with radiotherapy with or without cisplatin and then as a single agent, based on the KEYNOTE-689 trial.

Keytruda	June 2025
China’s NMPA approval of Keytruda plus Lenvima in combination with transarterial chemoembolization for the treatment of patients with unresectable, non-metastatic HCC, based on the LEAP-012 clinical trial.

October 2025
EC approval as monotherapy for the treatment of resectable locally advanced HNSCC as neoadjuvant treatment, continued as adjuvant treatment in combination with radiation therapy with or without concomitant cisplatin and then as monotherapy in adults whose tumors express PD-L1 with a CPS ≥ 1, based on the KEYNOTE-689 trial.

November 2025
FDA approval in combination with Padcev (enfortumab vedotin-ejfv) as neoadjuvant treatment and then continued after cystectomy as adjuvant treatment, for the treatment of adult patients with MIBC who are ineligible for cisplatin-based chemotherapy, based on the KEYNOTE-905 trial conducted in collaboration with Pfizer and Astellas.

	February 2026	China’s NMPA approval for the first-line treatment of certain patients with primary advanced or recurrent endometrial cancer, based on the KEYNOTE-868 (NRG-GY018) trial.
February 2026
FDA approval in combination with paclitaxel, with or without bevacizumab, for the treatment of adult patients with platinum-resistant epithelial ovarian, fallopian tube, or primary peritoneal carcinoma whose tumors express PD-L1 (CPS ≥ 1) as determined by an FDA-authorized test, and who have received one or two prior systemic treatment regimens, based on the KEYNOTE-B96 trial.

	February 2026	Japan’s MHLW approval for neoadjuvant and adjuvant treatment of locally advanced HNSCC, based on the KEYNOTE-689 trial.
Keytruda Qlex(1)	September 2025	FDA approval across most adult solid tumor indications for Keytruda.
October 2025
FDA approval for the treatment of adult patients with resectable locally advanced HNSCC whose tumors express PD-L1 CPS ≥ 1 as determined by an FDA-approved test, as a single agent as neoadjuvant treatment, continued as adjuvant treatment in combination with radiotherapy with or without cisplatin and then as a single agent, based on the KEYNOTE-689 trial.

	November 2025	EC approval of new subcutaneous route of administration and a new pharmaceutical form of Keytruda for all adult indications approved in the European Union (to be marketed as Keytruda SC).
November 2025
FDA approval in combination with Padcev as neoadjuvant treatment and then continued after cystectomy as adjuvant treatment, for the treatment of adult patients with MIBC who are ineligible for cisplatin-based chemotherapy, based on the KEYNOTE-905 trial conducted in collaboration with Pfizer and Astellas.

February 2026
FDA approval in combination with paclitaxel, with or without bevacizumab, for the treatment of adult patients with platinum-resistant epithelial ovarian, fallopian tube, or primary peritoneal carcinoma whose tumors express PD-L1 (CPS ≥ 1) as determined by an FDA-authorized test, and who have received one or two prior systemic treatment regimens, based on the KEYNOTE-B96 trial.

Capvaxive	March 2025	EC approval for the prevention of invasive pneumococcal disease and pneumococcal pneumonia caused by certain serotypes in individuals 18 years of age and older.
	August 2025	Japan’s MHLW approval for the prevention of invasive pneumococcal disease and pneumococcal pneumonia caused by certain serotypes in individuals 18 years of age and older.
Enflonsia	June 2025	FDA approval for the prevention of RSV lower respiratory tract disease in neonates (newborns) and infants who are born during or entering their first RSV season
Gardasil/Gardasil 9	January 2025	China’s NMPA approval of Gardasil for use in males 9-26 years of age to help prevent certain HPV-related cancers and diseases.
	April 2025	China’s NMPA approval of Gardasil 9 for use in males 16-26 years of age to help prevent certain HPV-related cancers and diseases.

Gardasil/Gardasil 9	August 2025	Japan’s MHLW approval of nine-valent HPV vaccine for use in males nine years of age and older (marketed as Silgard 9).
Lynparza(2)	January 2025
China’s NMPA approval for the adjuvant treatment of adult patients with deleterious or suspected deleterious germline BRCA-mutated, HER2-negative high-risk early breast cancer who have been previously treated with neoadjuvant or adjuvant chemotherapy, based on the OlympiA trial.

Welireg	February 2025
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

	May 2025	FDA approval for the treatment of adult and pediatric patients (12 years and older) with locally advanced, unresectable, or metastatic pheochromocytoma and paraganglioma, based on the LITESPARK-015 trial.
	June 2025	Japan’s MHLW approval as monotherapy for the treatment of adult patients with VHL disease-associated tumors, based on the LITESPARK-004 trial.
	June 2025	Japan’s MHLW approval for the treatment of adults with radically unresectable or metastatic RCC that has progressed after chemotherapy, based on the LITESPARK-005 trial.
Winrevair	June 2025	Japan’s MHLW approval for the treatment of adults with PAH, based on the STELLAR trial (marketed as Airwin).
October 2025
FDA approval of expanded indication in adults with PAH (WHO Group 1 pulmonary hypertension) to improve exercise capacity and WHO FC, and reduce the risk of clinical worsening events, including hospitalization for PAH, lung transplantation and death, based on the ZENITH trial.

	January 2026	EC approval of expanded indication in combination with other PAH therapies for the treatment of PAH in adult patients with WHO FC II, III and IV, based on the ZENITH trial.
Bravecto Quantum	July 2025	FDA approval for flea and tick treatment and protection in dogs using a once-yearly injectable form of Bravecto.
Numelvi	July 2025	EC approval of tablets for dogs for the treatment of pruritus associated with allergic dermatitis including atopic dermatitis and treatment of clinical manifestations of atopic dermatitis.
(1)     Keytruda Qlex is available in some markets as Keytruda SC.
(2)    Being jointly developed and commercialized in a worldwide collaboration with AstraZeneca.
Competition and the Health Care Environment
Competition
The markets in which the Company conducts its business and the pharmaceutical industry in general are highly competitive and highly regulated. The Company’s competitors include other worldwide research-based pharmaceutical companies, smaller research companies with more limited therapeutic focus, generic drug manufacturers, and animal health care companies. The Company’s operations may be adversely affected by generic and biosimilar competition as the Company’s products mature, as well as technological advances of competitors, industry consolidation, patents granted to competitors, competitive combination products, new products of competitors, the availability of generic or biosimilar versions of competitors’ branded products, and new information from clinical trials of marketed products or post-marketing surveillance. In addition, patent rights are increasingly being challenged by competitors, and the outcome can be highly uncertain. An adverse result in a patent dispute can preclude commercialization of products or negatively affect sales of existing products and could result in the payment of royalties or in the recognition of an impairment charge with respect to intangible assets associated with certain products.

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
Health Care Environment and Government Regulation
Global efforts toward health care cost containment continue to exert pressure on product pricing and market access. Changes to the U.S. health care system as part of health care reform, as well as increased purchasing power of entities that negotiate on behalf of Medicare, Medicaid, and private sector beneficiaries, have contributed to pricing pressure. In several international markets, government-mandated pricing actions have reduced prices of generic and patented drugs. In addition, the Company’s sales performance in 2025 was negatively affected by other cost-reduction measures taken by governments and other third parties to lower health care costs. In the U.S., the Executive Branch and Congress continue to discuss legislation designed to control health care costs, including the cost of drugs. The Company anticipates all of these actions and additional actions in the future will continue to negatively affect sales and profits.
In addressing global cost containment pressures, the Company engages in public policy advocacy with policymakers and continues to work to demonstrate that its medicines and vaccines provide value to patients and to those who pay for health care. The Company advocates with government policymakers to encourage a long-term approach to sustainable health care financing that ensures access to innovative medicines and does not disproportionately target pharmaceuticals as a source of budget savings. In markets with historically low rates of health care spending, the Company encourages those governments to increase their investments and adopt market reforms in order to improve their citizens’ access to appropriate health care, including medicines and vaccines.
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
In May 2025, the U.S. presidential administration issued an executive order intended to encourage or impose the use of “most-favored-nation” pricing to tie U.S. prescription drug prices to prices in selected comparably developed nations. In July 2025, the Company and other pharmaceutical companies received letters from the U.S. presidential administration with a request to agree to the administration’s “most-favored-nation” drug pricing goals by September 29, 2025. Further to the letter received from the administration, on December 19, 2025, the Company announced that it had entered into a three-year agreement (the MFN Agreement) with the U.S government that addressed the four policy goals of the administration’s July letter. Included within the MFN Agreement is an obligation by the Company to provide key products through a direct-to-patient program at affordable prices for eligible patients in the U.S. This will initially include Januvia, Janumet and Janumet XR, and will be expanded in the future to include enlicitide decanoate pending FDA approval. The Company also agreed to offer its existing medicines at discounted prices to Medicaid, excluding certain products. The Company has also agreed that products launched during the term of the MFN Agreement (with certain exceptions) will be subject to “most-favored-nation” pricing in reference to prices for such products in a specified group of countries (MFN Countries). Finally, the Company agreed to repatriate and share with the Federal government a portion of foreign revenue received by the Company as a result of the government’s successful trade policy efforts. Additionally, the Company reached an agreement with the U.S. Department of Commerce to delay Section 232 tariffs for three years, enabling the Company to make investments in the U.S. to reshore manufacturing for American patients.
In September 2025, the Advisory Committee on Immunization Practices (ACIP) of the U.S. Centers for Disease Control and Prevention (CDC) voted to recommend that children under the age of four years receive protection from chickenpox (varicella) as a standalone immunization rather than in combination with measles, mumps, and rubella (MMR) vaccination, eliminating a previous shared clinical decision-making recommendation that allowed parents to choose combined MMR and varicella vaccine (MMRV) first-dose administration. The ACIP also voted to align the Vaccines for Children (VFC) program with this change. The acting CDC Director adopted the recommendation in October 2025. MMR and varicella vaccines remain recommended and funded through the VFC program for both the first and second doses. The Company is the only manufacturer in the U.S. of MMRV vaccine (ProQuad) and varicella vaccine (Varivax). The Company anticipates that any negative effect of these recommendations on sales of ProQuad will not be material.
In December 2025, the CDC ended the universal birth-dose recommendation for hepatitis B vaccination, adopting an ACIP recommendation. For infants born to mothers who test negative for hepatitis B, vaccination is now based on individual decision-making, with the first dose recommended no earlier than 2 months of age. For infants born to mothers who are hepatitis B–positive or whose status is unknown, the CDC continues to recommend a birth dose of hepatitis B vaccine. The Company manufactures a hepatitis B vaccine (Recombivax HB, Hepatitis B Vaccine [Recombinant]) and, subject to a collaboration agreement with Sanofi Pasteur MSD, co-promotes a hexavalent vaccine that includes a hepatitis B component (Vaxelis, Diphtheria and Tetanus Toxoids and Acellular Pertussis, Inactivated Poliovirus, Haemophilus b Conjugate and Hepatitis B Vaccine). The Company anticipates that any negative effect of these recommendations on sales of Recombivax HB and Vaxelis will not be material.
In January 2026, the acting CDC Director announced changes to the child and adolescent immunization schedule (January announcement), reducing the number of routinely recommended vaccinations and creating three new categories: immunizations recommended for all children; immunizations recommended for certain high-risk groups or populations; and immunizations based on shared clinical decision-making. Immunizations recommended for all children include vaccines for measles, mumps, rubella, polio, pertussis, tetanus, diphtheria, Haemophilus influenzae type B (Hib), pneumococcal disease, HPV, and varicella. Immunizations recommended for certain high-risk groups or populations include RSV, hepatitis A, hepatitis B, and dengue. Immunizations recommended based on shared clinical decision-making include rotavirus, hepatitis A, and hepatitis B. The January announcement is the subject of litigation by third parties. The U.S. Department of Health and Human Services (HHS) has stated that immunizations for all of the diseases covered by the previous immunization schedule will still be available to anyone who wants them through Affordable Care Act insurance plans and federal insurance programs, including Medicaid, the Children’s Health Insurance Program, and the VFC program. Additionally, in September 2025, the trade association representing U.S. health insurers (AHIP) announced that its member health plans would continue to cover all immunizations that had been recommended by the CDC’s ACIP as of September 1, 2025, with no cost-sharing for patients through the end of 2026.
Among the changes in the January announcement was a reduction of the recommended doses for HPV vaccination of adolescents to a single dose. Gardasil 9 is currently indicated in the U.S. for a two-dose regimen in adolescents aged 9-14 and a three-dose regimen for those aged 15-45. Previous CDC recommendations for adolescents followed FDA-approved dosing. Many countries outside the U.S. have implemented a reduced dosing schedule for HPV vaccination in certain age groups. The Company anticipates that any negative effect of these recommendations or reduced dosing schedules on sales of Gardasil/Gardasil 9 will not be material.
Additionally in the U.S., consolidation and integration among health care entities is a major factor in the competitive marketplace for pharmaceutical products. Health plans and pharmacy benefit managers have been consolidating into fewer, larger entities, thus enhancing their purchasing strength and importance. Private third-party insurers, as well as governments, employ formularies to control costs by negotiating discounted prices in exchange for formulary inclusion. Failure to obtain timely or adequate pricing or formulary placement for Merck’s products or obtaining such placement at unfavorable pricing could adversely affect revenue. In addition to formulary tier co-pay differentials, private health insurance companies and self-insured employers have been increasing the cost-sharing required from beneficiaries, particularly for branded pharmaceuticals and biotechnology products. Private health insurance companies, as well as governments, also are increasingly imposing utilization management tools, such as clinical protocols, requiring prior authorization for a branded product or requiring the patient to first fail on one or more generic products before permitting access to a branded medicine. These same management tools are also used in treatment areas in which the payer has taken the position that multiple branded products are therapeutically comparable. As the U.S. payer market concentrates further, the Company may face greater pricing pressure from private third-party payers.
Legislative Changes
In 2022, Congress passed the IRA, which made significant changes to how drugs are covered and paid for under the Medicare program, including the creation of financial penalties for drugs whose prices rise faster than the rate of inflation, redesign of the Medicare Part D program to require manufacturers to bear more of the liability for certain drug benefits, which has taken effect in 2025, and government price setting for certain Medicare Part D drugs, starting in 2026, and Medicare Part B drugs starting in 2028. Government price setting may also impact pricing in the private market negatively affecting the Company’s performance. HHS, through the Centers for Medicare & Medicaid Services (CMS), selected Januvia in 2023 for the first year of the IRA’s “Drug Price Negotiation Program” (Program), and selected Janumet and Janumet XR in 2025 for the second year of the Program. Pursuant to the IRA’s Program, the government set a price for Januvia, which became effective on January 1, 2026, and set a price for Janumet and Janumet XR, which will become effective on January 1, 2027. In addition, in January 2026, HHS announced that Lenvima has been selected for government price setting, the set price for which will become effective on January 1, 2028. Furthermore, the Company expects that Keytruda will be selected in 2027 for government price setting, which would become effective on January 1, 2029, and the Company expects that, as a result, U.S. sales of Keytruda will decline materially after that time. The Company has sued the U.S. government regarding the IRA’s Program (see Item 8 “Financial Statements and Supplementary Data,” Note 10. “Contingencies and Environmental Liabilities” below). Furthermore, the Executive Branch and Congress continue to discuss legislation designed to control health care costs, including the cost of drugs.
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
In addition, in 2021, Congress passed the American Rescue Plan Act, which included a provision that eliminated the statutory cap on rebates drug manufacturers pay to Medicaid. These rebates act as a discount off the list price and eliminating the cap means that manufacturer discounts paid to Medicaid can increase. Prior to this change, manufacturers have not been required to pay more than 100% of the Average Manufacturer Price (AMP) in rebates to state Medicaid programs for Medicaid-covered drugs. As a result of this provision, manufacturers may have to pay state Medicaid programs more in rebates than they received on sales of particular products. This change presents a risk to Merck for drugs that have high Medicaid utilization and rebate exposure that is more than 100% of the AMP.
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

European Union
Efforts toward health care cost containment remain intense in the European Union (EU). The Company faces competitive pricing pressure resulting from generic and biosimilar drugs. In addition, a majority of countries in the EU attempt to contain drug costs by engaging in reference pricing in which authorities examine pre-determined markets for published prices of drugs. Reference pricing may either compare a product’s prices in other markets (external reference pricing), or compare a product’s price with those of other products in a national class or group (internal reference pricing). The authorities then use the price data to set new local prices for brand-name drugs, including the Company’s drugs. Reference pricing mechanisms are usually set at the national level and can be changed pursuant to local regulations or guidance.
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
The EU Health Technology Assessment Regulation 2021/2282 (HTAR) now applies. This provides for the conduct of an EU level comparative Joint Clinical Assessment (JCA) of a new product versus relevant comparators identified by the EU Member States. JCAs will be carried out in parallel with the review of a marketing authorization application, so that a JCA report is available shortly after the product is authorized. The HTAR applies to all new active substance oncology products and advanced therapy medicinal products, including cell and gene therapies, beginning January 2025; to new active substance orphan medicinal products beginning January 2028; and to all products approved via the centralized procedure beginning in 2030.
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

In December 2025, the EU Parliament and the Council reached political agreement on a new directive and a new regulation that will result in a major update to the EU’s pharmaceutical laws. The final text of the legislation has yet to be released but it will include measures designed to increase availability of medicines across the EU. In particular, the new legislation is expected to allow a Member State to request that marketing authorization holders supply their medicines in sufficient quantities to meet patient needs in that Member State. The request must be within one year of marketing authorization. A failure to commence supplies within four years of marketing authorization can result in a two-year reduction in regulatory exclusivity in that Member State. If the final text of the legislation includes such provisions, there is a risk that Member States may seek to exploit the threat of loss of exclusivity to further pressure pharmaceutical prices.
Japan
In Japan, the pharmaceutical industry is subject to government-mandated annual price reductions of pharmaceutical products and certain vaccines. The next government-mandated price reduction is scheduled to occur in April 2026. Furthermore, the government can order re-pricings for specific products if it determines that use of such product will exceed certain thresholds defined under applicable re-pricing rules.
China
The Company’s business in China experienced significant contraction in 2025 due to lower sales of Gardasil/Gardasil 9. Recovery of the Company’s business in China is dependent upon ongoing development of a favorable environment for innovative pharmaceutical products and vaccines, sustained access for the Company’s currently marketed products, and the absence of trade impediments or adverse pricing controls. In recent years, the Chinese government has introduced and implemented a number of structural reforms to accelerate the shift to innovative products and reduce costs. There have been multiple new policies introduced by the government to improve access to new innovation, reduce the complexity of regulatory filings, and accelerate the review and approval process. This has led to a significant increase in the number of new products being approved each year. While the mechanism for drugs being added to the government’s National Reimbursement Drug List (NRDL) evolves, inclusion may require a price negotiation which could impact the outlook in the market for selected brands. A new NRDL was recently completed in which new entries averaged approximately 60% price reductions. While pricing pressure has always existed in China, health care reform has increased this pressure in part due to the acceleration of generic substitution through volume-based procurement (VBP). The government has implemented the VBP program through a tendering process for mature products which have generic substitutes with a Generic Quality Consistency Evaluation approval. Mature products that have entered into the latest rounds of VBP had, on average, a price reduction of more than 50%. The Company expects that the VBP process will have a significant impact on mature products moving forward.
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
The EU has adopted directives and other legislation concerning the classification, approval for marketing, labeling, advertising, manufacturing, wholesale distribution, integrity of the supply chain, pharmacovigilance and safety monitoring of medicinal products for human use. These provide mandatory standards throughout the EU, which may be supplemented or implemented with additional regulations by the EU Member States. In particular, EU regulators may approve products subject to a number of post-authorization conditions. Examples of typical post-authorization commitments include additional pharmacovigilance, the conduct of clinical trials, the establishment of patient registries, physician or patient education and controlled distribution and prescribing arrangements. Non-compliance with post-authorization conditions, pharmacovigilance and other obligations can lead to regulatory action, including the variation, suspension or withdrawal of the marketing authorizations, or other enforcement or regulatory actions, including the imposition of financial penalties. The Company’s policies and procedures are already consistent with the substance of these directives; consequently, the Company believes that they will not have any material effect on the Company’s business.
The Company believes that it will continue to be able to conduct its operations, including launching new drugs, in this regulatory environment. (See “Research and Development” below for a discussion of the regulatory approval process.)
Access to Medicines
As a global health care company, Merck’s primary role is to discover and develop innovative medicines and vaccines. The Company also recognizes that, in collaboration with key stakeholders, it has a role to play in helping to ensure that its science advances health care, and its products are accessible and affordable globally. The Company is committed to ensuring a high-quality, safe, reliable, supply of its medicines and vaccines, and to implementing innovative solutions that address barriers to care and sustainable access to its products.
Merck’s approach is designed to enable it to serve the greatest number of patients today, while meeting the needs of patients in the future. The Company's wide-ranging efforts to expand access to health encompass a set of principles embedded in its business strategies and operations. These principles guide its global approach to addressing significant public health burdens. The Company systematically evaluates its pipeline candidates to assess their potential to address unmet medical needs, particularly in low- and middle-income countries. The insights from the assessment inform product development and access strategies, with a focus on expanding the availability of the Company’s medicines and vaccines in an economically sustainable manner.
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
In addition, through social investments, including philanthropic programs and impact investing, Merck is helping to strengthen health systems and reduce barriers for communities with limited access to quality care. The Merck Patient Assistance Program provides certain medicines and adult vaccines for free to people in the U.S. and U.S. territories who do not have prescription drug or health insurance coverage and who, without the Company’s assistance, cannot afford their Merck medicines and vaccines. Globally, Merck has made substantial contributions to access to health through key initiatives, including product donations for humanitarian assistance in low-income countries through the Medical Outreach Program. The Mectizan Donation Program, the longest running disease-specific drug donation program of its kind, supports the elimination of two neglected tropical diseases – onchocerciasis and lymphatic filariasis. Additionally, through Merck for Mothers, the Company provides funding, and scientific and business acumen to help global health partners strengthen health systems, expand access to critical maternal health services, and end preventable deaths from complications of pregnancy and childbirth. Merck also supports the Merck Foundation, an independent grantmaking organization helping to address systemic barriers to access to health care.
Privacy and Data Protection
The Company is subject to numerous privacy and data protection laws and regulations globally. These laws and regulations, which often vary, may impact how the Company collects, processes and shares data across borders, including in clinical research, manufacturing, and commercial activities, and corporate functions. The legislative and regulatory landscape for privacy and data protection continues to evolve and enforcement and litigation in this space continue to increase.

In the U.S., the number of state privacy laws to which the Company is subject is increasing, with a particular focus on the regulation of consumer health data and sensitive personal information, often broadly defined. At the federal level, while there is no single comprehensive federal privacy law, the Federal Trade Commission (FTC) uses several mechanisms to support consumer privacy in the U.S., including Section 5 of the Federal Trade Commission Act, and other sector-specific laws and rules. The Data Security Program, established by the U.S. Department of Justice in 2025 in response to Executive Order 14117, introduced new restrictions on certain types of data sharing to prevent foreign adversaries from accessing bulk U.S. sensitive personal data and U.S. government-related data. Failure to comply with these laws and regulations can result in significant monetary fines and other administrative penalties, as well as reputational harm and civil liability claims from individuals whose personal data was processed.
Outside of the U.S., the Company is subject to the General Data Protection Regulation (GDPR) in the EU and related implementing laws in individual EU Member States. In China, the privacy and data protection framework is complex and imposes stringent compliance requirements on companies, particularly with respect to transferring certain types of personal data outside of China. The Company also is subject to other privacy and data protection laws and regulations in Europe, Asia, Canada, Central and South America, Africa, and the Middle East. Although specific obligations vary by region and country, in general, these laws increase the Company’s responsibility and potential liability in relation to processing personal data, including using data globally and moving data across country borders. Compliance with these laws, which are rapidly evolving in scope and interpretation, introduces significant complexity in Company business operations.
Failure to comply with the requirements of the GDPR and other data related protection frameworks also may result in significant monetary fines, administrative penalties, litigation, and reputational harm.
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
The table below provides a list of expiration dates, which include any pending PTE and SPC periods where indicated, for the key patent protection in the U.S., the EU, Japan and China for the following marketed products:

Product	Year of Expiration (U.S.)	Year of Expiration (EU)(1)	Year of Expiration (Japan)(2)	Year of Expiration (China)
Januvia	2026(3)	Expired	2026	Expired
Janumet	2026(3)	Expired	N/A	Expired
Janumet XR	2026(3)	N/A	N/A	N/A
Lenvima(4)	2026(5)	2027	2026	Expired
Bridion	2026	Expired	Expired	Expired
Bravecto	2027	2029	2029	Expired
Lynparza(6)	2027(7)	2029(7)	2028-2029	Expired
Winrevair	2027(8)	2026(8)	2031 (with pending PTE)(8)	2026
Gardasil	2028	Expired	Expired	Expired
Gardasil 9	2028	2030(9)	2030(9)	Expired
Keytruda	2028(10)	2031	2032-2033	2028
Adempas(11)	N/A(12)	2028(7)	2027-2028	Expired
Prevymis	2029	2029(13)	2029	Expired
Vaxneuvance	2031(9)(14)	No Patent(15)	No Patent(15)	N/A
Welireg	2035 (with pending PTE)	2034 (patent), 2039 (SPCs)	2039 (with pending PTE)	2034
Ohtuvayre	2035 (with pending PTE)(16)	N/A	N/A	N/A(17)
Capvaxive	2038(9)	2038 (patent)(9)(18)	2040 (with pending PTE)(9)	N/A
Enflonsia	2039 (with pending PTE)	N/A	N/A	N/A
Keytruda Qlex	2043	2031(19)	N/A	N/A
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
(4)Part of a global strategic oncology collaboration with Eisai Co., Ltd.
(5)As a result of settlement agreements related to an additional product-related patent, generic entry is not expected until July 2030; however, litigation is ongoing.
(6)Part of a global strategic oncology collaboration with AstraZeneca.
(7)Eligible for six months pediatric market exclusivity.
(8)Eligible for 12 years of data exclusivity in the U.S. (expires in 2036), 11 years in the EU (expires in 2035), and 10 years in Japan (expires in 2035). Granted patents covering methods of treating PAH with Winrevair, which will expire in 2037 (absent PTE or SPC), may provide additional exclusivity.
(9)Composition patent.
(10)The compound patent family contains two additional patents that expire in 2029 due to patent term adjustment resulting from patent office delay. These patents are based on the initial discovery of the active ingredient in Keytruda. While these patents may provide additional protection, the Company expects that they will be the subject of litigation in the future.
(11)Commercialized under a worldwide collaboration with Bayer AG.
(12)The Company has no marketing rights in the U.S.
(13)Data exclusivity expires in January 2030.
(14)PTE is pending but is not included in the listed patent expiry date. Data exclusivity has been granted in the U.S. and expires in July 2033.
(15)Data exclusivity has been granted in the EU and Japan, which expires in December 2031 and September 2030, respectively.
(16)Ensifentrine polymorph patent.
(17)The Company has no marketing rights in China.
(18)SPC applications will be filed in 2026.
(19)A patent application is currently pending, which if granted, will expire in 2040.

The Company has the following key U.S. patent protection for drug candidates under review in the U.S. by the FDA:

Under Review in the U.S.	Currently Anticipated Year of Expiration (in the U.S.)
MK-8591A (doravirine + islatravir)	2032
The Company also has the following key U.S. patent protection for drug candidates in Phase 3 development:

Phase 3 Drug Candidate	Currently Anticipated Year of Expiration (in the U.S.)
V181	2029
MK-2400 (ifinatamab deruxtecan)(1)	2034
MK-1022 (patritumab deruxtecan)(1)	2035
MK-1308A (quavonlimab + pembrolizumab)	2035
MK-1026 (nemtabrutinib)	2035
MK-8527	2035
V940 (intismeran autogene)(1)	2036
MK-3543 (bomedemstat)	2036
MK-5684 (opevesostat)	2037
MK-8591D (islatravir + lenacapavir)(1)(2)	2037
MK-2140 (zilovertamab vedotin)	2038
MK-4482 Lagevrio(1)(3)	2038
MK-5909 (raludotatug deruxtecan)(1)	2038
MK-1406(4)	2039
MK-2870 (sacituzumab tirumotecan)(1)	2040
MK-0616 (enlicitide decanoate)	2040
MK-7240 (tulisokibart)	2040
MK-1084 (calderasib)(1)	2041
MK-3000(5)	2041
(1)Being developed in a collaboration.
(2)On partial clinical hold for higher doses of islatravir than those in current clinical trials.
(3)Available in the U.S. under Emergency Use Authorization.
(4)Formerly CD388.
(5)Program is in a Phase 2/3 study.
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
Royalty income in 2025 on patent and know-how licenses and other rights amounted to $1.5 billion. Merck also incurred royalty expenses amounting to $1.9 billion in 2025 under patent and know-how licenses it holds.
Research and Development
The Company’s business is characterized by the introduction of new products or new uses for existing products through a strong research and development program. At December 31, 2025, approximately 24,700 people were employed in the Company’s research activities. The Company prioritizes its research and development efforts and focuses on candidates that it believes represent breakthrough science for unmet medical needs that will make a difference for patients and payers.
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
United States
In the U.S., the FDA review process begins once a complete NDA or BLA is submitted, received and accepted for review by the agency. Within 60 days after receipt, the FDA determines if the application is sufficiently complete to permit a substantive review. The FDA also assesses, at that time, whether the application will be granted a priority review or standard review. Pursuant to the Prescription Drug User Fee Act VII (PDUFA), the FDA review period target for original NDAs or BLAs is either six months, for priority review, or ten months, for a standard review, from the time the application is deemed sufficiently complete. For original efficacy supplements to an NDA or BLA, the FDA review period target is six months, for priority review, or ten months, for a standard review, from the time the supplemental application is received. Once the review timelines are determined, the FDA will generally act upon the application within those timeline goals, unless a major amendment has been submitted (either at the Company’s own initiative or the FDA’s request) to the pending application. If this occurs, the FDA may extend the review period to allow for review of the new information, but by no more than three months. Extensions to the review period are communicated to the Company. The FDA can act on an application either by issuing an approval letter or by issuing a Complete Response Letter (CRL) stating that the application will not be approved in its present form and describing all deficiencies that the FDA has identified. Should the Company wish to pursue an application after receiving a CRL, it can resubmit the application with information that addresses the questions or issues identified by the FDA in order to support approval. Resubmissions are subject to review period targets, which vary depending on the underlying submission type and the content of the resubmission.
The FDA has four program designations — Fast Track, Breakthrough Therapy, Accelerated Approval, and Priority Review — to facilitate and expedite development and review of new drugs to address unmet medical needs in the treatment of serious or life-threatening conditions. The Fast Track designation provides pharmaceutical manufacturers with opportunities for frequent interactions with FDA reviewers during the product’s development and the ability for the manufacturer to do a rolling submission of the NDA/BLA. A rolling submission allows completed portions of the application to be submitted and reviewed by the FDA on an ongoing basis. The Breakthrough Therapy designation provides manufacturers with all of the features of the Fast Track designation as well as intensive guidance on implementing an efficient development program for the product and a commitment by the FDA to involve senior managers and experienced staff in the review. The Accelerated Approval designation allows the FDA to approve a product based on an effect on a surrogate or intermediate endpoint that is reasonably likely to predict a product’s clinical benefit and generally requires the manufacturer to conduct required post-approval confirmatory trials to verify the clinical benefit. The Priority Review designation means that the FDA’s goal is to take action on the NDA/BLA within six months, compared to ten months under standard review, priority review may be granted by the FDA or obtained using a Priority Review Voucher. More than one of these special designations can be granted for a given application (i.e., a product designated as a Breakthrough Therapy may also be eligible for Priority Review).
Additionally, in 2025, the FDA announced a Commissioner’s National Priority Voucher (CNPV) pilot program, which offers the ability to seek expedited approval for a drug or biologic application or efficacy supplement. Pilot program eligibility requires alignment with one or more critical national health priorities, which include addressing a health crisis in the U.S., bringing innovative therapies to the American people, addressing a large unmet medical need, promoting domestic manufacturing, and increasing affordability. The pilot program is intended to enable enhanced communications with the FDA and action on an application within one to two months. In December 2025, the FDA selected enlicitide decanoate and sacituzumab tirumotecan, investigational candidates that the Company is developing for hypercholesterolemia and certain cancers, respectively, to receive CNPVs; these candidates are currently in Phase 3 development.
Due to the COVID-19 public health crisis, in 2020, the U.S. Secretary of Health and Human Services (Secretary) exercised statutory authority to determine that a public health emergency existed, and declared those circumstances justified the emergency use of drugs and biological products as authorized by the FDA. In 2023, the Secretary issued an amended determination that a public health emergency or a significant potential for a public health emergency existed and declared that circumstances continued to justify authorization of emergency use of these products. While in effect, this declaration (as amended) enables the FDA to issue Emergency Use Authorizations (EUAs) permitting distribution and use of specific medical products absent NDA/BLA submission or approval, including products to treat or prevent diseases or conditions caused by the SARS-CoV-2 virus, subject to the terms of any such EUAs. The Company is currently marketing Lagevrio in the U.S. pursuant to an EUA. The FDA must make certain findings to grant an EUA, including that it is reasonable to believe based on the totality of evidence that the drug or biologic may be effective, and that known or potential benefits when used under the terms of the EUA outweigh known or potential risks. Additionally, the FDA must find that there is no adequate, approved and available alternative to the emergency use of the authorized drug or biologic. The FDA may revise or revoke an EUA if the circumstances justifying its issuance no longer exist, the criteria for its issuance are no longer met, or other circumstances make a revision or revocation appropriate to protect the public health or safety.
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
Japan
In Japan, the Company submits new drug applications to the Pharmaceuticals and Medical Devices Agency (PMDA) for its pharmaceutical regulatory review. The PMDA is an independent administrative agency which is under the jurisdiction of the MHLW. The PMDA considers multiple factors in its review process, including the drug’s safety, efficacy, quality, and manufacturing process in accordance with the Act on Securing Quality, Efficacy and Safety of Products Including Pharmaceuticals and Medical Devices. In addition, there are various other regulations and guidelines issued by the MHLW or the PMDA that must also be complied with in order to secure approval. The length of the PMDA review process can vary, but it typically takes around one year for a new drug to be approved in Japan. The review period may be shortened if the drug candidate is designated by the MHLW as an innovative drug satisfying certain conditions.
China
In China, the Company submits marketing applications to the NMPA for an independent review. The NMPA considers multiple factors in its review process, including the drug‘s safety, efficacy, quality, and manufacturing process. Moreover, the NMPA implements strict regulations to ensure that all drugs meet the same standards as those set by the WHO. The NMPA establishes stringent safety and efficacy requirements for drug approval. The length of the NMPA review process can vary, but it typically takes around one to two years for a new drug to be approved in China.
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
MK-8591A, doravirine/islatravir, an investigational, once-daily, oral two-drug regimen for adults with HIV-1 infection that is virologically suppressed on antiretroviral therapy, is under review by the FDA. The FDA set a PDUFA, or target action, date of April 28, 2026 for the new drug application, which is based on findings of the Phase 3 MK-8591A-051 and MK-8591A-052 clinical trials. MK-8591A is also under review in Japan. MK-8591A is also being evaluated for the treatment of HIV-1 infection in previously untreated adults, and in November 2025, the Company announced positive topline results from the pivotal Phase 3 MK-8591A-053 trial evaluating MK-8591A in this setting.
MK-1654, Enflonsia, a prophylactic long-acting monoclonal antibody designed to protect infants from RSV disease during their first RSV season, is under review in the EU and Japan. In September 2025, the Committee for Medicinal Products for Human Use (CHMP) of the EMA recommended the approval of Enflonsia for the prevention of RSV lower respiratory tract disease in neonates (newborns) and infants during their first RSV season. The CHMP recommendation, which is supported by results from the pivotal Phase 2b/3 CLEVER trial and the Phase 3 SMART trial, was sent to the EC for review for marketing authorization in the EU, Iceland, Liechtenstein and Norway. In October 2025, Merck informed the EMA and other health authorities, including the FDA, that Merck had identified a data entry issue related to solicited complaints (injection site pain, injection site swelling, injection site erythema, drowsiness, irritability, and/or lost appetite). On October 31, 2025, the EC informed Merck that it would return the CHMP opinion to the EMA to allow the CHMP to assess Merck’s update. This step has delayed a final EC decision on the marketing authorization for Enflonsia. Updates to solicited complaint data were submitted to the EMA, and to the FDA, in December 2025. The Company believes that these updates do not meaningfully impact the favorable risk-benefit profile of Enflonsia. Merck remains confident in the robustness of the CLEVER and SMART trials as pivotal studies for Enflonsia and the risk-benefit profile of Enflonsia.
MK-7962, Winrevair (sotatercept-csrk), an activin signaling inhibitor for the treatment of adults with PAH (WHO Group 1 pulmonary hypertension), is under review by the FDA in connection with a proposed update to the U.S. product label based on the results of the Phase 3 HYPERION trial. The FDA set a PDUFA date of September 21, 2026.
MK-3475, Keytruda (pembrolizumab), is an anti-PD-1 therapy available for intravenous administration. MK-3475A, Keytruda Qlex, combines pembrolizumab with berahyaluronidase alfa to enhance dispersion and permeability to enable subcutaneous administration. Keytruda and Keytruda Qlex each are approved for the treatment of many cancers and continue to be studied in additional Phase 3 trials.
Keytruda is under review in the EU and Japan in combination with chemotherapy with or without bevacizumab for the treatment of certain patients with platinum-resistant recurrent ovarian cancer. The applications are based on data from the Phase 3 KEYNOTE-B96 trial.
Keytruda is also under review in the EU and Japan in combination with Padcev (enfortumab vedotin) as neoadjuvant treatment, then continued after radical cystectomy as adjuvant treatment, for patients with MIBC who are ineligible for cisplatin-based chemotherapy. The application is based on data from the Phase 3 KEYNOTE-905 trial conducted in collaboration with Pfizer and Astellas.
Keytruda and Keytruda Qlex are under review by the FDA in combination with Gilead Sciences Inc.’s sacituzumab govitecan (Trodelvy) for the first-line treatment of certain patients with unresectable locally advanced or metastatic TNBC whose tumors express PD‑L1. The FDA set PDUFA dates in the second half of 2026 for these applications. The supplemental BLAs are based on data from the Phase 3 KEYNOTE-D19 trial.
MK-6482, Welireg (belzutifan), Merck’s first-in-class oral hypoxia-inducible factor-2 alpha (HIF-2α) inhibitor, in combination with Keytruda or Keytruda Qlex is under priority review by the FDA for the adjuvant treatment of certain patients with clear cell RCC following nephrectomy. The FDA set a PDUFA date of June 19, 2026. The applications for Welireg, Keytruda and Keytruda Qlex are based on data from the Phase 3 LITESPARK-022 trial.
Welireg, in combination with MK-7902, Lenvima (lenvatinib), an orally available multiple receptor TKI, is under review by the FDA for the treatment of certain patients with advanced RCC following previous treatment with a PD-1 or PD-L1 inhibitor. The FDA set a PDUFA date of October 4, 2026. The application is based on data from the Phase 3 LITESPARK-011 trial. Lenvima is being developed as part of a collaboration with Eisai Co., Ltd.
The Company is diversifying its oncology portfolio and executing on its strategy which is broadly based on three strategic pillars: immuno-oncology, precision molecular targeting and tissue targeting. Merck has numerous Phase 3 oncology programs within these pillars.
Immuno-oncology
•V940 (mRNA-4157), intismeran autogene, is an investigational individualized neoantigen therapy being evaluated in combination with Keytruda for the adjuvant portion of treatment in patients with certain types of melanoma and NSCLC. The FDA and EMA granted Breakthrough Therapy designation and Priority Medicines (PRIME) scheme designation, respectively, for intismeran autogene in combination with Keytruda for the adjuvant treatment of patients with certain stages of high-risk melanoma following complete resection. Intismeran autogene is being developed as part of a collaboration with Moderna, Inc.
•MK-1308A is the coformulation of quavonlimab, Merck’s novel investigational anti-cytotoxic T-lymphocyte associated protein 4 (CTLA-4) antibody, in combination with pembrolizumab, being evaluated for the treatment of RCC.

Precision molecular targeting
•MK-1026, nemtabrutinib, is an investigational oral, reversible, non-covalent Bruton’s tyrosine kinase (BTK) inhibitor, being evaluated for the treatment of hematological malignancies, including chronic lymphocytic leukemia and small lymphocytic lymphoma.
•MK-1084, calderasib, is an investigational oral selective KRAS G12C inhibitor being evaluated with or without Keytruda or Keytruda Qlex for the treatment of certain patients with colorectal cancer and NSCLC. Calderasib is being developed as part of a collaboration with Taiho Pharmaceutical Co. Ltd. and Astex Pharmaceuticals (UK), a wholly owned subsidiary of Otsuka Pharmaceutical Co., Ltd.
•MK-3543, bomedemstat, is an investigational orally available lysine-specific demethylase 1 inhibitor being evaluated for the treatment of certain patients with essential thrombocythemia. Bomedemstat has FDA Orphan Drug and Fast Track Designation for the treatment of essential thrombocythemia and myelofibrosis, Orphan Drug Designation for the treatment of acute myeloid leukemia and PRIME scheme designation by the EMA for the treatment of myelofibrosis.
•MK-5684, opevesostat, is an investigational cytochrome P450 11A1 (CYP11A1) inhibitor being evaluated for the treatment of certain patients with metastatic castration-resistant prostate cancer.
•MK-6482, Welireg, is being developed for expanded indications in RCC in combination with Keytruda and Lenvima, and in other combinations.
•MK-7339, Lynparza, is an oral PARP inhibitor being evaluated in combination with Keytruda for expanded indications in the therapeutic areas of NSCLC and small cell lung cancer (SCLC). Lynparza is being developed as part of a collaboration with AstraZeneca PLC.
Tissue targeting
•MK-1022, patritumab deruxtecan, is an investigational human epidermal growth factor receptor 3 (HER3) directed ADC being evaluated in certain patients with breast cancer. Patritumab deruxtecan is being developed as part of a collaboration with Daiichi Sankyo.
•MK-2140, zilovertamab vedotin, is an investigational ADC targeting receptor tyrosine kinase-like orphan receptor 1 (ROR1) being evaluated for the treatment of hematological malignancies, including diffuse large B cell lymphoma.
•MK-2400, ifinatamab deruxtecan, is an investigational B7-H3 directed ADC being evaluated in certain patients with esophageal, prostate and small cell lung cancers. In August 2025, ifinatamab deruxtecan was granted Breakthrough Therapy designation by the FDA for the treatment of adult patients with extensive-stage SCLC with disease progression on or after platinum-based chemotherapy. Ifinatamab deruxtecan is being developed as part of a collaboration with Daiichi Sankyo.
•MK-2870, sacituzumab tirumotecan, is an investigational trophoblast cell-surface antigen 2 (TROP2) directed ADC being evaluated for certain patients with breast, cervical, endometrial, gastric, non-small cell lung, and ovarian cancers. The FDA granted Breakthrough Therapy designation to sacituzumab tirumotecan for the treatment of patients with advanced or metastatic nonsquamous NSCLC with epidermal growth factor receptor (EGFR) mutations whose disease progressed on or after TKI and platinum-based chemotherapy. In 2025, the FDA selected sacituzumab tirumotecan for the CNPV pilot program. Sacituzumab tirumotecan is being developed as part of a collaboration with Kelun-Biotech. A portion of sacituzumab tirumotecan 2026 development costs will be funded by Blackstone Life Sciences. See Item 8 “Financial Statements and Supplementary Data,” Note 3. “Acquisitions, Research Collaborations and Licensing Agreements” below.
•MK-5909, raludotatug deruxtecan, is an investigational CDH6 targeting ADC being evaluated in patients with platinum resistant ovarian cancer. In September 2025, raludotatug deruxtecan was granted Breakthrough Therapy designation by the FDA for the treatment of adult patients with platinum-resistant epithelial ovarian, primary peritoneal, or fallopian tube cancers expressing CDH6 who have received prior treatment with bevacizumab. Raludotatug deruxtecan is being developed as part of a collaboration with Daiichi Sankyo.
Additionally, the Company currently has candidates in Phase 3 clinical development in several other therapeutic areas.
•MK-0616, enlicitide decanoate, is an investigational oral proprotein convertase subtilisin/kexin type 9 (PCSK9) inhibitor being evaluated for the treatment of hypercholesterolemia, including in studies evaluating low-density lipoprotein cholesterol (LDL-C) reduction and a cardiovascular outcomes study. In December 2025, the FDA selected enlicitide decanoate for the CNPV pilot program. The Company plans to submit an NDA for enlicitide decanoate to the FDA in early 2026.

•V181 is an investigational quadrivalent vaccine for the prevention of dengue disease caused by any of the four dengue virus serotypes (DENV-1, DENV-2, DENV-3, and DENV-4), regardless of prior dengue exposure.
•MK-3000 is an investigational, potentially first-in-class tetravalent, tri-specific antibody that acts as an agonist of the Wingless-related integration site signaling pathway, which is in clinical development for the treatment of diabetic macular edema.
•MK-8591D is an investigational once-weekly, oral combination of Merck’s islatravir, a nucleoside analog leveraging translocation inhibition, and Gilead Sciences Inc.’s lenacapavir being evaluated for the treatment of HIV-1 infection in virologically suppressed adults. In 2021, the FDA placed a clinical hold on the islatravir/lenacapavir once-weekly treatment regimen based on observations of decreases in total lymphocyte and CD4+ T-cell counts in some participants receiving islatravir in clinical studies; the islatravir/lenacapavir combination remains under a partial clinical hold for any studies that would use islatravir doses higher than the doses considered for the revised clinical programs.
•MK-8527 is an investigational once-monthly, oral nucleoside analog leveraging translocation inhibition, for HIV-1 pre-exposure prophylaxis (PrEP).
•MK-1406 (formerly CD388) is an investigational small molecule neuraminidase inhibitor stably conjugated to a proprietary Fc fragment of a human antibody designed to prevent seasonal and pandemic influenza. MK-1406, which received Breakthrough Therapy designation from the FDA in 2025, was obtained in connection with the January 2026 acquisition of Cidara Therapeutics, Inc.
•MK-7240, tulisokibart, is an investigational humanized monoclonal antibody directed to tumor necrosis factor-like ligand 1A, a central amplifier of inflammatory pathways and fibrotic mechanisms in inflammatory bowel disease, being evaluated for the treatment of Crohn’s disease and ulcerative colitis.
•MK-4482, Lagevrio, is an investigational oral antiviral medicine for the treatment of mild to moderate COVID-19 in adults who are at risk for progressing to severe disease. Merck is developing Lagevrio in collaboration with Ridgeback Biotherapeutics LP. The FDA granted Emergency Use Authorization for Lagevrio in December 2021, which was last reissued in November 2023. Lagevrio is authorized for the treatment of adults with a current diagnosis of mild to moderate COVID-19, and who are at high risk for progression to severe COVID-19, including hospitalization or death, and for whom alternative COVID-19 treatment options approved or authorized by the FDA are not accessible or clinically appropriate. Lagevrio is not approved for any use in the U.S. and is authorized only for the duration of the declaration that circumstances exist justifying the authorization of its emergency use under the Food, Drug and Cosmetic Act, unless the authorization is terminated or revoked sooner. In 2024, an additional Phase 3 clinical trial (MOVe-NOW) was initiated to evaluate Lagevrio for the treatment of adults with COVID-19 at high risk for disease progression. MOVe-NOW will build on existing Lagevrio data to assess efficacy in the current COVID-19 environment and support applications for licensure.
Additionally, the Company announced in November 2025 that the Phase 2, proof-of-concept CADENCE trial of Winrevair met the primary endpoint of reduction in pulmonary vascular resistance from baseline at 24 weeks compared to placebo in adults with combined post- and precapillary pulmonary hypertension due to heart failure with preserved ejection fraction. Based on the pharmacological activity observed in this proof-of-concept study, the Company intends to proceed with Phase 3 development.

The chart below reflects the Company’s research pipeline as of February 20, 2026. Candidates shown in Phase 3 include the date such candidate entered into Phase 3 development. Candidates shown in Phase 2 include the most advanced compound with a specific mechanism or, if listed compounds have the same mechanism, they are each currently intended for commercialization in a given therapeutic area. Small molecules and biologics generally are given MK-number designations and vaccine candidates generally are given V-number designations. Except as otherwise noted, candidates in Phase 1, additional indications in the same therapeutic area (other than with respect to cancer, immunology and certain other indications) and additional claims, line extensions or formulations for in-line products are not shown.

Phase 2
Alzheimer’s Disease
MK-1167
MK-2214
Atherosclerosis
MK-7262
Cancer
MK-1022 (patritumab deruxtecan)(1)
Biliary
Bladder
Cervical
Endometrial
Esophageal
Gastric
Head and Neck
Hepatocellular
Melanoma
Non-Small Cell Lung
Ovarian
Pancreatic
Prostate
MK-1084 (calderasib)(1)
Solid Tumors
MK-2400 (ifinatamab deruxtecan)(1)
Biliary
Bladder
Breast
Cervical
Endometrial
Head and Neck
Hepatocellular
Melanoma
Non-Small Cell Lung
Ovarian
Pancreatic

Cancer
MK-2870 (sacituzumab tirumotecan)(1)
Biliary
Bladder
Esophageal
Neoplasm Malignant
Pancreatic
MK-3120
Bladder
MK-3475 Keytruda
Prostate
MK-3475A Keytruda Qlex
Hematological Malignancies (U.S.)
MK-5684 (opevesostat)
Breast
Endometrial
Ovarian
MK-5909 (raludotatug deruxtecan)(1)
Bladder
Cervical
Endometrial
Gastric
Non-Small Cell Lung
Renal Cell
Small Cell Lung
MK-6070 (gocatamig)(1)
Small Cell Lung
MK-6482 Welireg
Breast

Cancer
V940 (intismeran autogene)(1)
Bladder
Renal Cell
Chronic Obstructive Pulmonary Diseases
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
MK-1084 (calderasib)(1)
Colorectal (July 2025)
     Non-Small Cell Lung (May 2024)
MK-1308A (quavonlimab+pembrolizumab)
Renal Cell (April 2021)
MK-2140 (zilovertamab vedotin)
Hematological Malignancies (September 2024)
MK-2400 (ifinatamab deruxtecan)(1)
Esophageal (March 2025)
Prostate (May 2025)
Small Cell Lung (July 2024)
MK-2870 (sacituzumab tirumotecan)(1)
Breast (April 2024)
Cervical (July 2024)
Endometrial (December 2023)
Gastric (May 2024)
Non-Small Cell Lung (November 2023)
Ovarian (April 2025)
MK-3475 Keytruda
Small-Cell Lung (May 2017)
MK-3543 (bomedemstat)
Myeloproliferative Disorders (December 2023)
MK-5909 (raludotatug deruxtecan)(1)
Ovarian (December 2025)
MK-5684 (opevesostat)
Prostate (December 2023)
MK-7339 Lynparza(1)
Non-Small Cell Lung (June 2019)
Small Cell Lung (December 2020)
V940 (intismeran autogene)(1)
Melanoma (July 2023)
Non-Small Cell Lung (December 2023)
COVID-19
     MK-4482 Lagevrio (U.S.) (May 2021)(1)(2)
Dengue Fever Virus Vaccine
V181 (June 2025)
Diabetic Macular Edema
MK-3000(3)
HIV-1 Infection
MK-8591A (doravirine+islatravir) (February 2020) (EU)
MK-8591D (islatravir+lenacapavir) (October 2024)(1)(4)
HIV-1 Pre-Exposure Prophylaxis
MK-8527 (July 2025)
Hypercholesterolemia
MK-0616 (enlicitide decanoate) (August 2023)
Immunology
MK-7240 (tulisokibart)
Crohn’s Disease (June 2024)
Ulcerative Colitis (October 2023)
Influenza
MK-1406 (September 2025)

New Molecular Entities HIV-1 Infection MK-8591A (doravirine+islatravir) (U.S.) (JPN) Respiratory Syncytial Virus MK-1654 Enflonsia (EU) (JPN)
Certain Supplemental Filings
Cancer
MK-3475 Keytruda
• Platinum-Resistant Recurrent Ovarian Cancer
(KEYNOTE-B96) (EU) (JPN)
• Cisplatin-Ineligible Muscle Invasive Bladder Cancer
(KEYNOTE-905) (EU) (JPN)
• First-Line Unresectable Locally Advanced or Metastatic Triple Negative Breast Cancer
(KEYNOTE-D19) (U.S.)

MK-3475A Keytruda Qlex
• First-Line Unresectable Locally Advanced or Metastatic Triple Negative Breast Cancer
(KEYNOTE-D19) (U.S.)

MK-6482 Welireg
• Clear Cell Renal Cell Carcinoma Following Nephrectomy
(LITESPARK-022) (U.S.)(5)
• Previously Treated Advanced Renal Cell Carcinoma
(LITESPARK-011) (U.S.)(1)

Pulmonary Arterial Hypertension
MK-7962 Winrevair (HYPERION) (U.S.)

Footnotes:
(1) Being developed in a collaboration.
(2) Available in the U.S. under Emergency Use Authorization.
(3) Program is in a Phase 2/3 study that commenced in August 2024.
(4) On FDA partial clinical hold for higher doses of islatravir than those used in current clinical trials.
(5) Under review for combination use with Keytruda or Keytruda Qlex.

Human Capital
As of December 31, 2025, the Company had approximately 75,000 employees worldwide, including approximately 30,000 people in the U.S., including Puerto Rico, and approximately 15,000 third-party contractors globally. Third-party contractors include temporary workers, independent contractors, and freelancers who are considered full-time equivalent employees; outsourced service providers are excluded. Approximately 73,000 employees are full-time employees. Approximately 21% of employees worldwide are covered by collective bargaining agreements. For 2025, the voluntary turnover rate was approximately 4.8%. The Company’s success depends on the integrity, skill, and collaboration of its employees, who are essential to meeting the needs of patients and customers.
Talent Acquisition, Management and Development
The Company takes a comprehensive approach to recruiting and leadership development to hire and retain qualified leaders with a range of knowledge, skills, backgrounds, and perspectives. The Company’s communications strategy, employer branding, marketing outreach, social media, and strategic partnerships help it reach talent across its critical business areas. In 2025, the Company hired approximately 6,800 people globally through its external career site, direct candidate sourcing, employee referrals, universities, and other channels. As the Company strives to be the world’s premier research-based biopharmaceutical company, it remains focused on continuously developing the leadership and management skills of its people, building workforce capabilities to accelerate talent, improving performance, and mitigating risk through relevant continuous learning experiences and technical and functional trainings for all employees.
Employee Engagement and Culture
Collaboration is central to the Company’s success and future innovation. The Company strives to create an environment of respect, engagement, and empowerment, and seeks to hire and develop top talent by providing equal opportunity in all aspects of employment. The Company believes these practices create a competitive edge by focusing on the needs of patients worldwide and leveraging employee insights to improve performance. By building strong relationships with its employees, the Company fosters an engaging employee experience that propels the Company forward.
Compensation and Benefits
The Company’s compensation and benefits programs are designed to attract, retain, and motivate talent, and to support employees and their families in every stage of life. The Company continually monitors and adjusts its compensation and benefits programs to remain competitive, contemporary, helpful, and engaging and to ensure that they are anchored in fairness, flexibility, quality, security, and affordability. The Company regularly reviews pay practices and policies to help ensure employees are fairly compensated. The Company offers a personal health care concierge service to assist U.S. employees participating in its medical plan with their health care needs. In support of the Company’s cancer care strategy, Merck provides enhanced cancer screening benefits with cash incentives, immediate access to two leading cancer centers of excellence for U.S. employees and high-value cancer support resources, including caregiving and mental health services, for employees and their families. Globally, the Company has a minimum standard of 12 weeks of paid parental leave. In the U.S., the Company’s benefits rank in the top quartile of Fortune’s Most Admired Companies and 100 Best Companies to Work For of companies that participated in the Aon 2025 Benefits Index.
Employee Well-being
The Company is committed to helping its employees and their families improve their health and well-being, including physical, mental, financial, and social. This commitment has earned the Company recognition including the Business Group on Health’s Best Employers Excellence in Health & Well-being. As part of the Company’s culture of well-being, it offers flexible work arrangements and onsite services to help employees thrive. In the U.S., these services include onsite health care professionals at many major sites, onsite cafeterias, childcare, gyms, and convenient banking through an employee credit union.
Environmental Matters
Environmental Sustainability
The Company is committed to enabling a safe, sustainable, and healthy future, consistent with its purpose to save and improve lives. In alignment with the Company’s Corporate Strategic Framework and long-standing environmental stewardship efforts, the Company’s environmental sustainability strategy focuses on: (1) driving operational efficiency, (2) designing new products to minimize environmental impact, and (3) reducing impacts across the Company’s upstream and downstream value chain.
The Company ensures its ongoing commitment to these areas through thoughtful governance. Its Environmental, Health and Safety Council (EHS Council) is a cross-functional body with leadership representation from each area of the Company’s business and is responsible for overseeing its environmental sustainability strategy, policy, and risk mitigation controls. The EHS Council monitors performance against the Company’s environmental sustainability goals and increases transparency on environmental issues within the Company, senior management, and the Board of Directors (the Board). The Global Safety and Environment vice president communicates progress on environmental sustainability goals, objectives, and other important issues to the Board, senior management, and the EHS Council. Additionally, the head of the Environmental Sustainability Center of Excellence is a member of the Sustainability Strategy Management Team, a group of functional experts that advises, shapes, and drives the Company’s long-term sustainability strategy with guidance from an internal cross divisional forum of senior leaders. The Company’s cross-functional Environmental Sustainability Implementation Steering Committee was designated by the EHS Council to oversee the progress of initiatives that support the achievement of the Company’s public goals and provide guidance on resourcing of the Company’s environmental sustainability strategy.
The Company believes that climate change could present risks to its business, as discussed in further detail in Item 1A. “Risk Factors” below under the headings “Climate change or legal, regulatory or market measures to address climate change may negatively affect the Company’s business, results of operations, cash flows and prospects” and “Environmental, social and governance matters may impact the Company’s business and reputation.”

Some of the potential impacts of climate change to the Company’s business include increased operating costs due to additional regulatory requirements, physical risks to the Company’s facilities, water limitations, and disruptions to its supply chain. These potential risks are integrated into the Company’s business planning, including investment in reducing energy usage, water use, and greenhouse gas (GHG) emissions.
The Company has adopted a set of climate goals to help position it to succeed in an increasingly resource-constrained world. These goals address the rising expectations of the Company’s customers, investors, external stakeholders, and employees regarding the environmental impact of its operations and supply chain. The Company’s climate goals include reducing Scope 1 and 2 operational GHG emissions 46% by 2030 (from a 2019 baseline), continuing to source 100% of its purchased electricity from renewable sources, and reducing Scope 3 GHG emissions 30% by 2030 (from a 2019 baseline). In 2024, the Company committed to a net-zero target for its GHG emissions across its global operations (Scopes 1, 2, and 3) by 2045, aligned with the guidelines of the Science Based Targets initiative (SBTi), a third-party organization. Other environmental sustainability initiatives of the Company include:
•Partnering for progress across the Company’s value chain. The Company is working to reduce its Scope 3 emissions through a robust supplier engagement approach to reinforce the Company’s expectations, drive partnerships, and raise awareness of the Company’s climate change objectives to accelerate GHG reduction activities. The Company launched the Sustainability Partner Exchange, an education and partnership series to facilitate dialogue and knowledge-sharing between the Company and its suppliers. This innovative initiative fosters the exchange of best practices in environmental sustainability, open discussions on common challenges, and cross-industry collaboration to drive decarbonization. The Company continues to improve upon the accuracy of its Scope 3 GHG data through close collaboration with suppliers to enhance Scope 3 data calculation, collection, and reporting processes.
•Playbooks for a sustainable environment. To help direct and track projects in support of its goals, the Company has developed a suite of playbooks to guide site-level progress. The Low Carbon Transition Playbook provides a common platform and gap assessment to evaluate energy management program maturity, set short- and long-term plans to reduce carbon intensity, and build a pathway to net zero. The Waste Diversion and Water Conservation Playbooks help sites build roadmaps to meet Company-wide goals for waste diversion and water efficiency, including local strategies for material and water use and environmentally responsible procurement. This standardized approach drives consistent project execution across the global network and enables continuous improvement toward the Company’s goals. The playbooks are updated to include the advent of new technology, the evolution of sustainable processes, and lessons learned from best practice sharing among the sites.
•Realizing the benefits of green and sustainable science. The Company believes that meeting its environmental sustainability goals is intrinsically linked to the creation of innovative, cost-efficient manufacturing processes with low environmental impact. The Company aims to develop efficient and sustainable processes at product launch, with the goal of minimizing material use and waste from its commercial manufacturing. The Company utilizes an innovative “green-by-design” development strategy with a goal to progress from an initial early clinical supply route to a fully optimized and sustainable commercial manufacturing process. The Company received the Peter J. Dunn Award for Green Chemistry and Engineering Impact for four of the past five years, an award given by the American Chemical Society in recognition of outstanding implementation of novel green chemistry in the pharmaceutical industry.
•Waste diversion. The Company continuously evaluates its sites’ waste disposal methods to gain a better understanding of its network and changes therein, as well as to identify risks and opportunities in its value chain. Based on its evaluation, the Company implemented programs to divert non-hazardous landfill waste from its four highest landfill-generating sites. The Company continues its efforts to reduce its global operational waste sent to landfills or incinerators.
•Water as a shared resource. As water is a key input to the Company’s manufacturing operations, the Company assesses water risk throughout its network as a standard business practice. The water risk assessment process enables the Company to better prioritize facilities and catchments for water stewardship activities and lays the foundation for potential future water targets in priority locations. The Company’s sites are employing various technologies and techniques aimed at reducing its water footprint and improving operational performance. The Company’s endorsement of the United Nations CEO Water Mandate enables alignment of the Company’s water program with the mandate’s principles. The Company has continued to identify partnerships to help it advance its water stewardship priorities in the areas in which it operates.
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
Environmental Regulation and Remediation
The Company believes that there are no compliance issues associated with applicable environmental laws and regulations that would have a material adverse effect on the Company. The Company is also remediating environmental contamination resulting from past industrial activity at certain of its sites. Expenditures for remediation and environmental liabilities were $8 million in 2025 and are estimated to be $26 million in the aggregate for the years 2026 through 2030. These amounts do not consider potential recoveries from other parties. The Company has taken an active role in identifying and accruing for these costs and, in management’s opinion, the liabilities for all environmental matters that are probable and reasonably estimable have been accrued and totaled $42 million and $41 million at December 31, 2025 and 2024, respectively. Although it is not possible to predict with certainty the outcome of these matters, or the ultimate costs of remediation, management does not believe that any reasonably possible expenditures that may be incurred in excess of the liabilities accrued should exceed approximately $58 million in the aggregate. Management also does not believe that these expenditures should result in a material adverse effect on the Company’s financial condition, results of operations, or liquidity for any year.
Geographic Area Information
The Company’s operations outside the U.S. are conducted primarily through subsidiaries. Sales worldwide by subsidiaries outside the U.S. as a percentage of total Company sales were 44% in 2025, 50% in 2024 and 53% in 2023.
The Company’s worldwide business is subject to risks of currency fluctuations, governmental actions and other governmental proceedings abroad. The Company does not regard these risks as a deterrent to further expansion of its operations abroad. However, the Company closely reviews its methods of operations and adopts strategies responsive to changing economic and political conditions.
The Company has operations in countries located in Latin America, the Middle East, Africa, Eastern Europe and Asia Pacific. Business in these developing areas, while sometimes less stable, offers important opportunities for growth over time.
Available Information
The Company’s Internet website address is merck.com. The Company will make available, free of charge at the “Investors” portion of its website, its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the U.S. Securities and Exchange Commission (SEC). The address of the SEC website is sec.gov. In addition, the Company will provide without charge a copy of its Annual Report on Form 10-K, including financial statements and schedules, upon the written request of any shareholder to the Office of the Secretary, Merck & Co., Inc., 126 East Lincoln Avenue, Rahway, NJ 07065 U.S.A.
The Company’s corporate governance guidelines and the charters of the Board of Directors’ four standing committees are available on the Company’s website at www.merck.com/company-overview/leadership/board-of-directors/ and all such information is available in print to any shareholder who requests it from the Company.
The Company’s 2024/2025 Impact Report, which provides enhanced sustainability disclosures, is available in the Sustainability section of the Company’s website at www.merck.com. Information in the Company’s Impact Report is not incorporated by reference into this Form 10-K.
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
•Key products generate a significant amount of the Company’s profits and cash flows, and any events that adversely affect the markets for its leading products could have a material adverse effect on the Company’s results of operations, cash flows, financial condition, and prospects.
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
•The Company faces continued pricing pressure with respect to its products in the public and private sectors.
•Unfavorable or uncertain economic conditions, together with cost-reduction measures being taken by the U.S. and other countries, could negatively affect the Company’s operating results.
•The Company faces intense competition from both lower cost generic and biosimilar products and competitors’ products.
•The Company has significant global operations, which expose it to additional risks, and any adverse event could have a material adverse effect on the Company’s results of operations, cash flows, financial condition, and prospects.
•Climate change or legal, regulatory or market measures to address climate change may negatively affect the Company’s business, results of operations, cash flows, financial condition, and prospects.
•Environmental, social and governance matters may impact the Company’s business and reputation.
•Failure to attract and retain highly qualified personnel could affect the Company’s ability to successfully develop and commercialize products.
•The Company may experience difficulties and delays in manufacturing certain of its products, including vaccines.
•The Company’s business in China experienced significantly lower sales of Gardasil/Gardasil 9 in 2025 and the Company expects that sales of Gardasil/Gardasil 9 in China will not materially increase in 2026. As a consequence of the reduced sales of Gardasil/Gardasil 9, the Company’s business in China declined significantly.
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
•Biologics and vaccines carry unique risks and uncertainties, which could have a material adverse effect on the Company’s future results of operations, cash flows, financial condition, and prospects.
•The health care industry in the U.S. has been, and will continue to be, subject to increasing regulation and political action.
•The Company’s products, including products in development, cannot be marketed unless the Company obtains and maintains regulatory approval or authorization.

•Developments following regulatory approval or authorization may adversely affect sales of the Company’s products.
•The Company is subject to a variety of U.S. and international laws and regulations.
•The Company is subject to evolving and complex tax laws, which may result in additional liabilities that may affect results of operations and financial condition.
•Adverse outcomes in current or future legal matters could negatively affect the Company’s business.
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
•The Company is increasing its use of artificial intelligence (AI) systems to automate processes, analyze data, and support decision-making, which poses inherent risks.
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
Additionally, certain foreign governments have indicated that compulsory licenses to patents may be granted in the case of national emergencies or in other circumstances, which could diminish or eliminate sales and profits from those regions and negatively affect the Company’s results of operations, cash flows, financial condition, and prospects. Further, court decisions relating to other companies’ patents, potential legislation in both the U.S. and certain foreign markets relating to patents, as well as regulatory initiatives may result in a more general weakening of intellectual property protection.
If one or more important products lose patent protection in profitable markets, sales of those products are likely to decline significantly as a result of generic or biosimilar versions of those products becoming available. The Company’s business, cash flows, results of operations, financial position, and prospects may be adversely affected by the lost sales unless and until the Company has launched commercially successful products that replace the lost sales. In addition, if products that were measured at fair value and capitalized in connection with acquisitions experience difficulties in the market that negatively affect product cash flows, the Company may recognize material non-cash impairment charges with respect to the value of those products.
A chart listing the key patent protection for certain of the Company’s marketed products, and U.S. patent protection for candidates in Phase 3 clinical development is set forth above in Item 1. “Business — Patents, Trademarks and Licenses.”
As the Company’s products lose market exclusivity, the Company generally experiences a significant and rapid loss of sales from those products.
The Company depends upon patents to provide it with exclusive marketing rights for its products for some period of time. Loss of patent protection for one of the Company’s products typically leads to a significant and rapid loss of sales for that product as lower priced generic or biosimilar versions become available. In the case of products that contribute significantly to the Company’s sales, the loss of market exclusivity can have a material adverse effect on the Company’s business, cash flows, results of operations, financial condition and prospects. Bridion will lose market exclusivity in the U.S. in July 2026 at which time the Company anticipates a significant and rapid decline in U.S. sales of Bridion. The Company expects to discontinue U.S. sales of Bridion by the end of 2026. In addition, Januvia and Janumet will lose market exclusivity in the U.S. in May 2026 and Janumet XR will lose market exclusivity in the U.S. in July 2026. The Company expects a significant decline in sales of Januvia in the first half of 2026 reflecting the impact of government price setting noted above and subsequently, following loss of market exclusivity in May 2026, the Company anticipates it will lose nearly all U.S. sales of Januvia and Janumet. Also, the Company expects that sales of Keytruda will be materially negatively impacted by biosimilar competition between 2028 and 2029. As previously disclosed, while two patents in the Keytruda composition of matter patent family expire in May and November of 2029, respectively, the Company expects these patents to be the subject of litigation and, thus, biosimilar competition could begin in December 2028 when the primary compound patent expires. The Company also expects to lose market exclusivity in Europe for Keytruda in 2031 following compound patent expiration. There may, however, be attempts by one or more companies to challenge the patent or launch a biosimilar product despite the patent in some European jurisdictions following the expiration of data exclusivity in Europe in July 2026.
Key products generate a significant amount of the Company’s profits and cash flows, and any events that adversely affect the markets for its leading products could have a material adverse effect on the Company’s results of operations, cash flows, financial condition, and prospects.
The Company’s ability to generate profits and operating cash flows depends largely upon the continued profitability of the Company’s key products, such as Keytruda, Gardasil/Gardasil 9, Lynparza, Winrevair, and Bravecto. In particular, in the aggregate, in 2025, sales of Keytruda represented 49% of the Company’s total sales. As a result of the Company’s dependence on key products, any event that adversely affects any of these products or the markets for any of these products, such as the materially lower demand for Gardasil/Gardasil 9 in China which the Company has experienced, could have a significant adverse impact on results of operations, cash flows, financial condition, and prospects. Other events could include loss of patent protection, selection for IRA price setting, lower than expected utilization of Keytruda Qlex, increased costs associated with manufacturing, generic, biosimilar or over-the-counter availability of the Company’s product or a competitive product, the discovery of previously unknown side effects, results of post-approval trials, increased competition from the introduction of new, more effective treatments and discontinuation or removal from the market of the product for any reason. Such events could have a material adverse effect on the sales of any such products.
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
For a description of the research and development process, see Item 1. “Business — Research and Development” above. Each phase of testing is highly regulated and during each phase there is a substantial risk that the Company will encounter serious obstacles or will not achieve its goals. Therefore, the Company may abandon a product candidate or use in which it has invested substantial amounts of time and resources. Some of the risks encountered in the research and development process include the following: preclinical testing of a new compound may yield disappointing results; competing products from other manufacturers may reach the market first; clinical trials of a new drug may not be successful; a new drug may not be effective or may have harmful side effects; a new drug may not be approved by the regulators for its intended use; it may not be possible to obtain a patent for a new drug; payers may refuse to cover or reimburse the new product; or sales of a new product may be disappointing.
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
Product candidates or uses that appear promising in development may fail to reach the market or fail to succeed for numerous reasons, including the following:
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
•changes in clinical preferences or standards of care, including competitor innovations, that diminish the value of the product;
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
The Company faces continued pricing pressure with respect to its products in the public and private sectors.
The Company faces continued pricing pressure globally and, particularly in mature markets, from managed care organizations, government agencies and programs that could negatively affect the Company’s sales and profit margins. In the U.S., these include (i) U.S. federal laws and regulations related to Medicare and Medicaid, including the Medicare Prescription Drug Improvement and Modernization Act of 2003, the ACA, and the IRA, (ii) practices of managed care groups and institutional and governmental purchasers, and (iii) state activities aimed at increasing price transparency, including new laws as noted above in Item 1. “Competition and the Health Care Environment.” Changes to the health care system enacted as part of health care reform in the U.S., as well as increased purchasing power of entities that negotiate on behalf of Medicare, Medicaid, and private sector beneficiaries, could result in further pricing pressures. As noted in Item 1. “Competition and the Health Care Environment,” in 2023, HHS selected Januvia for the first year of the IRA’s price setting program, which resulted in a government set price becoming effective on January 1, 2026. In 2025, HHS selected Janumet and Janumet XR for government price setting, which will become effective on January 1, 2027. In addition, in January 2026, HHS announced that Lenvima has been selected for government price setting, the set price for which will become effective on January 1, 2028. Furthermore, the Company expects that in 2027 HHS will include Keytruda in a subsequent selection of products to undergo IRA price setting, with such price to become effective on January 1, 2029 and the Company expects that, as a result, U.S. sales of Keytruda will decline materially after that time. Government price setting may also impact pricing in the private market, negatively affecting the Company’s performance.
Also, as noted above, in December 2025, the Company entered into the MFN Agreement with the U.S. government pursuant to which the Company will provide key products through a direct-to-patient program at affordable prices for eligible patients in the U.S. This currently includes Januvia, Janumet, and Janumet XR, and will be expanded in the future to include enlicitide decanoate pending FDA approval. The Company also agreed to offer its existing medicines at discounted prices to Medicaid, excluding certain products. In addition, the Company has agreed that products launched during the term of the MFN Agreement (with certain exceptions) will be subject to “most-favored-nation” pricing in reference to prices for such products in the MFN Countries.
In addition, in the U.S., larger customers have received higher rebates on drugs in certain highly competitive categories. The Company must also compete to be placed on formularies of managed care organizations. Exclusion of a product from a formulary can lead to reduced usage in the managed care organization. The Company is also facing pricing pressure from purchasers of certain vaccines in highly competitive categories. Also, the Company expects that U.S. states will continue their focus on pharmaceutical pricing and may shift to more aggressive price control tools.
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
Unfavorable or uncertain economic conditions, together with cost-reduction measures being taken by the U.S. and other countries, could negatively affect the Company’s operating results.
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
As discussed above in Item 1. “Competition and the Health Care Environment,” global efforts toward health care cost containment continue to exert pressure on product pricing and market access worldwide. Changes to the U.S. health care system as part of health care reform, as well as increased purchasing power of entities that negotiate on behalf of Medicare, Medicaid, and private sector beneficiaries, have contributed to pricing pressure. In several international markets, government-mandated pricing actions have reduced prices of generic and patented drugs. In addition, the Company’s sales performance in 2025 was negatively affected by other cost-reduction measures taken by governments and other third parties to lower health care costs, including in the U.S., the expansion of the Federal 340B Drug Discount Program. The Company anticipates all of these actions, and additional actions in the future, will continue to negatively affect sales and profits.

In addition, it is possible that as a consequence of the MFN Agreement, certain of the Company’s products may not be launched in the MFN Countries or their launch may be delayed and as a result, the MFN Countries may take actions that adversely impact the Company.
If credit and economic conditions worsen, the resulting economic and currency impacts in the affected markets and globally could have a material adverse effect on the Company’s results.
The Company faces intense competition from both lower cost generic and biosimilar products and competitors’ products.
In general, the Company faces increasing competition from lower-cost generic and biosimilar products. The patent rights that protect its products are of varying strengths and durations. In addition, in some countries, patent protection is significantly weaker than in the U.S. or in the EU. In the U.S. and the EU, political pressure to reduce spending on prescription drugs has led to legislation and other measures that encourage the use of generic and biosimilar products. Although it is the Company’s policy to actively protect its patent rights, challenges to the Company’s products can arise at any time, and the Company’s patents may not prevent the emergence of generic or biosimilar competition for its products.
Loss of patent protection for a product typically is followed promptly by generic or biosimilar substitutes, reducing the Company’s sales of that product. Availability of generic or biosimilar substitutes for the Company’s drugs may adversely affect its results of operations and cash flows. In addition, proposals emerge from time to time in the U.S. and other countries for legislation to further encourage the early and rapid approval of generic or biosimilar drugs. Any such proposal that is enacted into law could worsen this substantial negative effect on the Company’s business, cash flows, results of operations, financial condition and prospects.
Also, the Company’s products face intense competition from competitors’ products. This competition may increase as new products enter the market. In such an event, the competitors’ products may be safer or more effective, more convenient to use, have better insurance coverage or reimbursement levels or be more effectively marketed and sold than the Company’s products. Alternatively, in the case of generic or biosimilar competition, including the generic or biosimilar availability of competitors’ branded products, they may be equally safe and effective products that are sold at a substantially lower price than the Company’s products. As a result, if the Company fails to maintain its competitive position, this could have a material adverse effect on its business, cash flows, results of operations, financial condition and prospects. In addition, if products that were measured at fair value and capitalized in connection with acquisitions experience difficulties in the market that negatively impact product cash flows, the Company may recognize material non-cash impairment charges with respect to the value of those products.
The Company has significant global operations, which expose it to additional risks, and any adverse event could have a material adverse effect on the Company’s results of operations, cash flows, financial condition, and prospects.
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
•the imposition of tariffs by the U.S. or other governments;
•foreign exchange fluctuations;
•diminished protection of intellectual property in some countries; and
•possible nationalization and expropriation.
In addition, there may be changes to the Company’s business if there is instability, disruption or destruction in a significant geographic region, regardless of cause, including war, terrorism, riot, civil insurrection or social unrest; and natural or man-made disasters, including famine, flood, fire, earthquake, storm or disease. Events like these, such as the ongoing war between Russia and Ukraine, and conflict in the Middle East, and/or policy changes with respect to international trade protection measures, could result in material adverse effects on macroeconomic conditions, currency exchange rates and financial markets, and may adversely affect the Company’s business, results of operations, cash flows, financial condition, and prospects.
Climate change or legal, regulatory or market measures to address climate change may negatively affect the Company’s business, results of operations, cash flows, financial condition, and prospects.
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
New legal and regulatory requirements with respect to climate-related matters, which may differ across jurisdictions, could result in the Company being subject to increased compliance burdens and costs to meet these obligations. The Company’s supply chain would likely be subject to similar risks and would likely pass along any increased costs to the Company, which may affect the Company’s ability to procure raw materials or other supplies required for the operation of the Company’s business at the quantities and levels required.
Environmental, social and governance matters may impact the Company’s business and reputation.
Governmental authorities, non-governmental organizations, customers, investors, external stakeholders and employees are sensitive to environmental, social and governance concerns, such as human capital, climate change, water use, recyclability or recoverability of packaging, and plastic waste. The focus on these concerns may lead to new requirements that could result in increased costs associated with developing, manufacturing and distributing the Company’s products, and related reporting obligations. The Company’s ability to compete could also be affected by changing customer preferences and requirements, such as growing demand for validated net zero GHG emission targets and more environmentally friendly products, packaging or supplier practices, or by failure to meet such customer expectations or demand. The Company risks negative shareholder reaction, including from proxy advisory services, as well as damage to its brand and reputation and inability to attract and retain employee talent, if the Company fails to act responsibly, or if the Company is perceived to not be acting responsibly, in key areas, including equitable access to medicines and vaccines, product quality and safety, environmental stewardship, reduction of GHG emissions, support for local communities, corporate governance and transparency, and addressing human capital factors in the Company’s operations. Responding to these considerations as well as any applicable regulatory requirements and implementation of the Company’s goals and initiatives involves risks and uncertainties, requires investments, and depends in part on third-party performance or data that is outside of the Company’s control. In addition, some governmental authorities, non-governmental organizations, and stakeholders may disagree with the Company’s goals and initiatives. If the Company does not meet the rapidly evolving and varied regulatory requirements and expectations of its investors, customers and other stakeholders, the Company could experience negative impacts to the Company’s business and results of operations. In addition, the Company is subject to evolving mandatory and voluntary reporting, diligence and disclosure requirements, including the EU’s Corporate Sustainability Reporting Directive (CSRD) and potentially the SEC’s climate-related reporting requirements (which are currently stayed), the legislation in California requiring reporting of GHG emissions (which is currently subject to legal challenge) and climate risk (which is currently stayed pending appeal), and similar regulatory requirements in other jurisdictions outside the U.S. These evolving regulatory requirements may result in increased costs and complexities of compliance in order to collect, measure and report on the relevant information, and could expose the Company to the risk of government enforcement actions and private litigation.

Failure to attract and retain highly qualified personnel could affect the Company’s ability to successfully develop and commercialize products.
The Company’s success is largely dependent on its continued ability to attract and retain highly qualified scientific, technical and management personnel, as well as personnel with expertise in clinical research and development, governmental regulation and commercialization. Competition for qualified personnel in the pharmaceutical industry, both in the U.S. and internationally, is intense. The Company cannot be certain that it will be able to attract and retain qualified personnel or that the costs of doing so will not materially increase.
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
The Company’s business in China experienced significantly lower sales of Gardasil/Gardasil 9 in 2025 and the Company expects that sales of Gardasil/Gardasil 9 in China will not materially increase in 2026. As a consequence of the reduced sales of Gardasil/Gardasil 9, the Company’s business in China declined significantly.
The Company’s business in China experienced significantly lower sales of Gardasil/Gardasil 9 in 2025. Due to above normal inventory levels at the Company’s commercialization partner in China, the Company made a decision to pause shipments to China beginning in February 2025 and has not resumed shipments to date. The Company will not resume shipments until inventory levels return to normal levels and it cannot predict when shipments to China will resume nor the levels of sales that the Company will achieve and as a result, the Company expects that sales of Gardasil/Gardasil 9 in China will not materially increase in 2026. In June 2025, a nine-valent HPV vaccine produced by a local manufacturer received regulatory approval in China for use in females 9-45 years of age.
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
Also, growth of the Company’s business in China is dependent upon ongoing development of a favorable environment for innovative pharmaceutical products and vaccines, sustained access for the Company’s currently marketed products, and the absence of trade impediments or adverse pricing controls. As noted above in Item 1. “Competition and the Health Care Environment,” pricing pressure in China has increased as the Chinese government has been taking steps to reduce costs, including implementing health care reform that has led to the acceleration of generic substitution, where available. While the mechanism for drugs being added to the NRDL evolves, inclusion may require a price negotiation which could impact the outlook in the market for selected brands. A new NRDL was recently completed in which new entries averaged approximately 60% price reductions. While pricing pressure has always existed in China, health care reform has increased this pressure in part due to the acceleration of generic substitution through the government’s VBP program. The government has implemented the VBP program through a tendering process for mature products which have generic substitutes with a Generic Quality Consistency Evaluation approval. Mature products that have entered into the latest rounds of VBP had, on average, a price reduction of more than 50%. The Company expects that the VBP process will have a significant impact on mature products moving forward.

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
Future sales of key animal health products could be adversely affected by a number of risk factors including certain risks that are specific to the animal health business. For example, the outbreak of disease carried by animals, such as Avian Influenza or African Swine Fever, could lead to their widespread death and precautionary destruction as well as the reduced consumption and demand for animals, which could adversely affect the Company’s results of operations. Also, the outbreak of any highly contagious diseases near the Company’s main production sites could require the Company to immediately halt the manufacture of its animal health products at such sites or force the Company to incur substantial expenses in procuring raw materials or products elsewhere. Other risks specific to animal health include epidemics and pandemics affecting livestock, government procurement and pricing practices, weather and global agribusiness economic events. In addition, in 2025, sales of the Bravecto family of products were

$1.1 billion, which represented 18% of the Company’s Animal Health segment sales. Any negative event with respect to the Bravecto family of products could have a material adverse effect on the Company’s Animal Health sales. If the Animal Health segment of the Company’s business becomes more significant, the impact of any such events on future results of operations could also become more significant.
Biologics and vaccines carry unique risks and uncertainties, which could have a material adverse effect on the Company’s future results of operations, cash flows, financial condition, and prospects.
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
•The development, manufacturing and marketing of biologics and vaccines are subject to regulation by the FDA, the EMA and other regulatory bodies. These regulations are often more complex and extensive than the regulations applicable to other pharmaceutical products. For example, in the U.S., a BLA, including both preclinical and clinical trial data and extensive data regarding manufacturing procedures, is required for human vaccine candidates, and FDA approval is generally required for the release of each manufactured commercial human vaccine lot.
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
•Biologics and vaccines require long manufacturing lead times, sometimes requiring planning years in advance of demand, which could increase the risk of inventory write-downs if that demand does not materialize.
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
In 2022, Congress passed the IRA, which made significant changes to how drugs are covered and paid for under the Medicare program, including the creation of financial penalties for drugs whose prices rise faster than the rate of inflation, redesign of the Medicare Part D program to require manufacturers to bear more of the liability for certain drug benefits, which has taken effect in 2025, and government price setting for certain Medicare Part D drugs, starting in 2026, and Medicare Part B drugs starting in 2028. Furthermore, government price setting may also impact pricing in the private market, negatively affecting the Company’s performance. As noted in Item 1. “Competition and the Health Care Environment,” in 2023, HHS selected Januvia for the first year of the IRA’s price setting program, which resulted in a government set price becoming effective on January 1, 2026. In 2025, HHS selected Janumet and Janumet XR for government price setting, the set price for which will become effective on January 1, 2027. In addition, in January 2026, HHS announced that Lenvima has been selected for government price setting, the set price for which will become effective on January 1, 2028. Furthermore, the Company expects that in 2027 HHS will include Keytruda in a subsequent selection of products to undergo IRA price setting, with such price to become effective on January 1, 2029 and the Company expects that, as a result, U.S. sales of Keytruda will decline materially after that time.
In addition, in 2021, Congress passed the American Rescue Plan Act, which included a provision that eliminated the statutory cap on rebates drug manufacturers pay to Medicaid. These rebates act as a discount off the list price and eliminating the cap means that manufacturer discounts paid to Medicaid can increase. Prior to this change, manufacturers have not been required to pay more than 100% of the Average Manufacturer Price (AMP) in rebates to state Medicaid programs for Medicaid-covered drugs. As a result of this provision, manufacturers may have to pay state Medicaid programs more in rebates than they received on sales of particular products. This change presents a risk to Merck for drugs that have high Medicaid utilization and rebate exposure that is more than 100% of the AMP. Additionally, increased utilization of the 340B Federal Drug Discount Program and restrictions on the Company’s ability to identify inappropriate discounts are having a negative impact on the Company’s performance. Also, the Company expects that states will continue their focus on pharmaceutical pricing and will increasingly shift to more aggressive price control tools such as Prescription Drug Affordability Boards that have the authority to conduct affordability reviews and establish upper payment limits and that Company products may be selected for such reviews.
In the U.S., members of the government have made public statements in favor of, and may take steps to implement, various regulatory or policy changes that could negatively impact the pharmaceutical industry, including the Company. Those potential changes include some related to vaccines and vaccine development, as well as personnel and policy changes at the FDA and other government agencies, committees, and programs. For example, HHS could undergo changes that could make it more difficult for the FDA to grant regulatory approvals for drugs and vaccines. Additionally, if the FDA drug user fee programs were eliminated, that could cause significant delays to facility inspections and approvals of new products. Changes could also impact the CDC, including how recommendations for immunizations are issued and maintained. Changes that have been made to the CDC’s recommended immunization schedule which could impact public and private coverage, as well as reduction in state-controlled school immunization requirements, could cause a decline in vaccine uptake. Alterations to the National Vaccine Injury Compensation Program also could impact how claims against vaccine manufacturers are adjudicated. The government also has discussed certain policy changes to facilitate market entry of biosimilar products. It is too early for the Company to assess which, if any, of the regulatory or policy changes that have been publicly referenced would be implemented or how they would impact the market, and the Company cannot predict what additional future changes in the health care industry in general, or the pharmaceutical industry in particular, will occur; however, any changes could have a material adverse effect on the Company’s business, cash flows, results of operations, financial condition and prospects.
The Company’s products, including products in development, cannot be marketed unless the Company obtains and maintains regulatory approval or authorization.
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
Developments following regulatory approval or authorization may adversely affect sales of the Company’s products.
Even after a product reaches the market, certain developments following regulatory approval may decrease demand for the Company’s products, including the following:
•results in post-approval Phase 4 trials or other studies;
•the re-review of products or indications that are already marketed;
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
If previously unknown side effects are discovered or if there is an increase in negative publicity regarding known side effects of any of the Company’s products, it could significantly reduce demand for the product or require the Company to take actions that could negatively affect sales, including removing the product from the market, restricting its distribution or applying for labeling changes. Similarly, new information that becomes available about products from other manufacturers may prompt new regulatory reviews of the Company’s products, leading to actions that could negatively affect sales. Further, in the environment in which all pharmaceutical companies operate, the Company is at risk for product liability and consumer protection claims and civil and criminal governmental actions related to its products, research and/or marketing activities. In addition, dissemination of promotional materials through evolving digital channels serves to increase visibility and scrutiny in the marketplace.
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
The Company is subject to evolving and complex tax laws in the jurisdictions in which it operates. Significant judgment is required for determining the Company’s tax liabilities, and the Company’s tax returns are routinely examined by various tax authorities. The Internal Revenue Service (IRS) is currently conducting examinations of the Company’s tax returns for the years 2017 and 2018, including the one-time transition tax enacted under the Tax Cuts and Jobs Act of 2017 (TCJA). If the IRS’ challenge to the Company’s transition tax position is ultimately successful, the impact could be material to the Company’s cash flows, results of operations and financial condition. The IRS is also currently conducting examinations of the Company’s tax returns for the years 2021 and 2022. In addition, various state and foreign tax examinations are in progress. In connection with the Organization for Economic Cooperation and Development (OECD) Base Erosion and Profit Shifting project, companies are required to disclose more information to tax authorities on operations around the world, which may lead to greater audit scrutiny of profits earned in other countries. The Company believes that its accrual for tax contingencies is adequate for all open years based on past experience, interpretations of tax law, and judgments about potential actions by tax authorities; however, due to the complexity of tax contingencies, the ultimate resolution of any tax matters may result in payments greater or less than amounts accrued. In addition, the Company may be negatively affected by changes in tax laws, or new tax laws, affecting, for example, tax rates, and/or revised tax law interpretations in domestic or foreign jurisdictions, including, among others, any potential changes to the existing U.S. tax law by the Executive Branch and Congress, as well as any changes in tax law resulting from the implementation of the OECD’s two-pillar solution to reform the international tax landscape.
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
Adverse outcomes in current or future legal matters could negatively affect the Company’s business.
Current or future litigation, claims, proceedings and government investigations could preclude or delay the commercialization of the Company’s products or could adversely affect the Company’s business, results of operations, cash flows, financial condition and prospects. Such legal matters may include, but are not limited to: (i) intellectual property disputes; (ii) adverse decisions in litigation, including product safety and liability matters, such as the litigation involving Gardasil, consumer protection and commercial cases; (iii) anti-bribery regulations, such as the FCPA, including compliance with ongoing reporting obligations to the government resulting from any settlements; (iv) recalls or withdrawals of pharmaceutical products or forced closings of manufacturing plants; (v) product pricing and promotional matters; (vi) lawsuits, claims and administrative proceedings asserting, or investigations into, violations of securities, antitrust, federal and state pricing, consumer protection, data privacy and other laws and regulations; (vii) environmental, health, safety and sustainability matters, including regulatory actions in response to climate change; and (viii) tax liabilities resulting from assessments from tax authorities.
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
The Company is increasingly dependent on sophisticated software applications, complex information technology systems, computing infrastructure, and cloud service providers (collectively, IT systems) to conduct critical operations and financial reporting. Certain of these systems are managed, hosted, provided or used by third parties to assist in conducting the Company’s business. Disruption, degradation, or manipulation of these IT systems through intentional or accidental means by the Company’s employees, third parties with authorized access or unauthorized third parties could adversely affect key business processes. Cyber-attacks against the Company’s IT systems or third-party providers’ IT systems, such as cloud-based systems, could result in exposure of confidential information, the modification of critical data, and/or the failure of critical operations. Misuse of any of these IT systems could result in the disclosure of sensitive personal information or the theft of trade secrets, intellectual property, or other confidential business information. The Company continues to leverage new and innovative technologies across the enterprise to replace outmoded technology and is beginning a multi-year system upgrade of its SAP system and is working to improve the efficacy and efficiency of its business processes, including data acquisition, the use of which can create new risks. In addition, the Company’s Animal Health business sells technology products that, when deployed, could potentially be compromised by a third party and cause disruption both internally and externally.
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
The Company is increasing its use of artificial intelligence (AI) systems to automate processes, analyze data, and support decision-making, which poses inherent risks.
The Company’s growing use of artificial intelligence (AI) systems to automate processes, analyze data, and support decision-making poses inherent risks. Flaws, biases, or malfunctions in these systems could lead to operational disruptions, data loss, or erroneous decision-making, impacting the Company’s business operations, financial condition, and reputation. Ethical and legal challenges may arise, including biases or discrimination in AI outcomes, non-compliance with data protection regulations and emerging laws specifically governing AI systems and tools, such as the European Union AI Act and NIS2 Directive. Unauthorized use of open-source AI tools or generative AI platforms by employees or third parties could result in inadvertent disclosure of confidential information, intellectual property leakage, or regulatory violations.
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

Cautionary Factors that May Affect Future Results
(Cautionary Statements Under the Private Securities Litigation Reform Act of 1995)
This report and other written reports and oral statements made from time to time by the Company may contain so-called “forward-looking statements,” all of which are based on management’s current expectations and are subject to risks and uncertainties which may cause results to differ materially from those set forth in the statements. One can identify these forward-looking statements by their use of words such as “anticipates,” “expects,” “plans,” “will,” “estimates,” “forecasts,” “projects” and other words of similar meaning, or negative variations of any of the foregoing. One can also identify them by the fact that they do not relate strictly to historical or current facts. These statements are likely to address the Company’s growth strategy, financial results, product approvals, product potential, and development programs. One must carefully consider any such statement and should understand that many factors could cause actual results to differ materially from the Company’s forward-looking statements. These factors include inaccurate assumptions and a broad variety of other risks and uncertainties, including some that are known and some that are not. No forward-looking statement can be guaranteed and actual future results may vary materially. The Company does not assume the obligation to update any forward-looking statement. The Company cautions you not to place undue reliance on these forward-looking statements. Although it is not possible to predict or identify all such factors, they may include the following:
•Competition from generic and/or biosimilar products as the Company’s products lose patent protection.
•Increased “brand” competition in therapeutic areas important to the Company’s long-term business performance.
•The difficulties and uncertainties inherent in development of new product candidates or uses. The outcome of the lengthy and complex process of development of new product candidates and uses is inherently uncertain. A drug candidate can fail at any stage of the process and one or more late-stage product candidates could fail to receive regulatory approval. New product candidates or uses may appear promising in development but fail to reach the market because of efficacy or safety concerns, the inability to obtain necessary regulatory approvals, the difficulty or excessive cost to manufacture and/or the infringement of patents or intellectual property rights of others. Furthermore, the sales of new products may prove to be disappointing and fail to reach anticipated levels.
•Pricing pressures in the public and private sectors, both in the U.S. and abroad, including rules and practices of managed care groups, judicial decisions and governmental laws and regulations related to Medicare, Medicaid and health care reform, pharmaceutical reimbursement and pricing in general.
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
Item 1B.Unresolved Staff Comments.
None.
Item 1C.    Cybersecurity.
The Company’s cybersecurity measures are primarily focused on ensuring the security and protection of its IT systems and data. The Company’s information security program is managed by a dedicated Chief Information Security Officer (CISO), whose group is responsible for leading enterprise-wide cybersecurity risk management, strategy, policy, standards, architecture, and processes. The Company’s interim CISO has over 22 years of experience in cybersecurity and national security, including distinguished service in the U.S. Army and the National Security Agency. He holds a Master’s degree in Cyber Intelligence Studies and a Bachelor’s degree in Mathematical Physics, and maintains the Certified Information Systems Security Professional (CISSP) credential. Oversight of the information security program remains fully integrated into the Company’s overall enterprise risk management framework.
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
Item 2.Properties.
The Company’s corporate headquarters are located in Rahway, New Jersey. The Company also maintains divisional headquarters in Upper Gwynedd, Pennsylvania. Principal U.S. research facilities are located in Rahway, New Jersey; West Point, Pennsylvania; Boston and Cambridge, Massachusetts; South San Francisco, California; and Elkhorn, Nebraska (Animal Health). Principal research facilities outside the U.S. are located in the United Kingdom,

Switzerland and China. The Company’s manufacturing operations are currently headquartered in Rahway, New Jersey. The Company also has production facilities for human health products at five locations in the U.S. and Puerto Rico. Outside the U.S., through subsidiaries, the Company owns or has an interest in manufacturing plants or other properties in Western Europe, Africa and Asia.
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
Item 4.Mine Safety Disclosures.
Not Applicable.

Executive Officers of the Registrant (ages as of February 1, 2026)
All officers listed below serve at the pleasure of the Board of Directors. None of these officers was elected pursuant to any arrangement or understanding between the officer and any other person(s).

Name	Age	Offices and Business Experience
Robert M. Davis	59
Chairman, Chief Executive Officer and President (since December 2022); Chief Executive Officer and President (July 2021-December 2022); Executive Vice President, Global Services, and Chief Financial Officer (April 2016-July 2021)

Sanat Chattopadhyay	66	Executive Vice President and President, Merck Manufacturing Division (since March 2016)
Richard R. DeLuca, Jr.	63	Executive Vice President and President, Merck Animal Health (since September 2011)
Chirfi Guindo	60
Senior Vice President, Chief Marketing Officer, Human Health (since July 2022); Prior to that, Executive Vice President, Head of Global Product Strategy and Commercialization, Biogen Inc. (July 2018-July 2022)

Betty D. Larson	50
Executive Vice President and Chief Human Resources Officer (since April 2024); Prior to that, Chief People Officer, GE HealthCare (February 2022-April 2024); Executive Vice President and Chief Human Resources Officer, Becton Dickinson (June 2018-February 2022)

Dean Li	63	Executive Vice President, President, Merck Research Laboratories (since January 2021)
Caroline Litchfield	57	Executive Vice President and Chief Financial Officer (since April 2021)
Johannes J. Oosthuizen	58	Senior Vice President and President Merck U.S. Human Health (since January 2022); Senior Vice President and Head of Global Oncology Commercial (January 2021-December 2021)
Joseph Romanelli	52
Senior Vice President and President MSD International Human Health (since July 2022); Prior to that, Chief Executive Officer JiXing Pharmaceuticals (July 2021-July 2022); President MSD China (December 2016-July 2021)

Dalton Smart	59	Senior Vice President Finance – Global Controller (since December 2023); Vice President, Assistant Controller (September 2023-December 2023); Vice President, Internal Audit (March 2015-September 2023)
David M. Williams	57	Executive Vice President, Chief Information and Digital Officer (since August 2020)
Jennifer Zachary	48	Executive Vice President and General Counsel (since April 2018)
On February 2, 2026, the Company announced that Sanat Chattopadhyay, Executive Vice President and President, Merck Manufacturing Division, will retire from the Company, effective July 1, 2026. The Company announced that Mr. David R. Maraldo will assume the role as Executive Vice President and President, Merck Manufacturing Division, effective May 1, 2026, at which time Mr. Maraldo will become, and Mr. Chattopadhyay will cease to be, an Executive Officer of the Company. Mr. Chattopadhyay will remain in a strategic advisory role at the Company until his retirement.

David R. Maraldo	49
Senior Vice President, Human Health Operations (since June 2025), Senior Vice President, Global Biologic Operations (February 2022 – June 2025), Vice President, Large Molecule Commercialization (June 2020 – February 2022)

On February 12, 2026, the Company announced that Joseph Romanelli has decided to retire from the Company in the second quarter of 2026.
On February 23, 2026, the Company announced that Brian Foard will join the Company as Executive Vice President, and President Specialty, Pharma & Infectious Diseases, effective March 2, 2026. Mr. Foard most recently served as Executive Vice President and Head of Specialty Care at Sanofi.

PART II

Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
The principal market for trading of the Company’s Common Stock is the New York Stock Exchange (NYSE) under the symbol MRK.
As of January 31, 2026, there were approximately 80,500 shareholders of record of the Company’s Common Stock.
Issuer purchases of equity securities for the three months ended December 31, 2025 were as follows:
Issuer Purchases of Equity Securities

			Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	($ in millions)
Period	Total Number of Shares Purchased(1)	Average Price Paid Per Share		Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs(1)
October 1 — October 31	5,409,085	$86.70	5,409,085	$8,103
November 1 — November 30	4,098,025	$91.68	4,098,025	$7,728
December 1 — December 31	4,009,200	$101.51	4,009,200	$7,321
Total	13,516,310	$92.60	13,516,310
(1)    All shares purchased during the period were made as part of a plan approved by the Board of Directors in January 2025 to purchase up to $10 billion in Merck shares for its treasury.

Performance Graph
The following graph assumes a $100 investment on December 31, 2020, and reinvestment of all dividends, in each of the Company’s Common Stock, the S&P 500 Index, and a composite peer group of major U.S. and European-based pharmaceutical companies, which are: AbbVie Inc., Amgen Inc., AstraZeneca plc, Bristol-Myers Squibb Company, Johnson & Johnson, Eli Lilly and Company, Gilead Sciences Inc., GlaxoSmithKline plc, Novartis AG, Pfizer Inc., Roche Holding AG, and Sanofi SA.
Comparison of Five-Year Cumulative Total Return
Merck & Co., Inc., Composite Peer Group and S&P 500 Index

	End of Period Value	2025/2020 CAGR*
MERCK	$158	10%
PEER GROUP**	198	15%
S&P 500	196	15%

	2020	2021	2022	2023	2024	2025
MERCK	$100.0	$101.8	$152.1	$153.6	$144.0	$158.1
PEER GROUP	100.0	122.5	130.1	134.1	145.5	198.3
S&P 500	100.0	128.7	105.4	133.0	166.3	196.0
*    Compound Annual Growth Rate
**    Peer group average was calculated on a market cap weighted basis as of December 31, 2020.

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
Item 6.     [Reserved]

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following section of this Form 10-K generally discusses 2025 and 2024 results and year-to-year comparisons between 2025 and 2024. Discussion of 2023 results and year-to-year comparisons between 2024 and 2023 that are not included in this Form 10-K can be found in Part II, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed on February 25, 2025.
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
The Pharmaceutical segment includes human health pharmaceutical and vaccine products. Human health pharmaceutical products consist of therapeutic and preventive agents, generally sold by prescription, for the treatment of human disorders. The Company sells these human health pharmaceutical products primarily to drug wholesalers and retailers, hospitals, government agencies, and managed health care providers such as health maintenance organizations, pharmacy benefit managers and other institutions. Human health vaccine products consist of preventive pediatric, adolescent and adult vaccines. The Company sells these human health vaccines primarily to physicians, wholesalers, distributors and government entities.
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
Overview
Financial Highlights

($ in millions except per share amounts)	2025	% Change	% Change Excluding Foreign Exchange	2024	% Change	% Change Excluding Foreign Exchange	2023
Sales	$65,011	1%	2%	$64,168	7%	10%	$60,115

Net Income Attributable to Merck & Co., Inc.:
GAAP	$18,254	7%	9%	$17,117	*	*	$365
Non-GAAP (1)	$22,513	16%	18%	$19,444	*	*	$3,837

Earnings per Common Share Assuming Dilution Attributable to Merck & Co., Inc. Common Shareholders:
GAAP	$7.28	8%	10%	$6.74	*	*	$0.14
Non-GAAP (1)	$8.98	17%	19%	$7.65	*	*	$1.51
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
Executive Summary
In 2025, Merck successfully advanced its science-led strategy through new product approvals and launches, strong clinical execution, important data readouts, and the addition of novel innovation through business development efforts. The Company also continued to return capital to shareholders, primarily through dividends.

Worldwide sales were $65.0 billion in 2025, an increase of 1% compared with 2024, or 2% excluding the unfavorable effect of foreign exchange. The sales increase was primarily due to growth in oncology, cardiometabolic and respiratory, diabetes, and animal health, largely offset by declines in vaccines, immunology (as Merck’s marketing rights to these products ended in 2024), and virology (driven largely by lower sales of COVID-19 medication Lagevrio).
Merck continues to execute science-led business development transactions to augment its robust internal pipeline and portfolio with compelling external science focused on delivering innovation to patients, long-term growth, and value creation to shareholders. Highlights of 2025 activity include the following:
•Entered into an agreement to acquire Cidara Therapeutics, Inc. (Cidara), a biotechnology company developing drug-Fc conjugate therapeutics, including a long-acting antiviral designed to prevent seasonal and pandemic influenza; this transaction closed in January 2026.
•Acquired Verona Pharma plc (Verona Pharma), a biopharmaceutical company focused on respiratory diseases, through which Merck obtained Ohtuvayre, a product approved for the maintenance treatment of chronic obstructive pulmonary disease (COPD).
•Closed an exclusive license agreement for MK-7262 (HRS-5346), an investigational oral small molecule Lipoprotein(a) inhibitor from Jiangsu Hengrui Pharmaceuticals Co., Ltd. (Hengrui Pharma).
•Closed an agreement with Dr. Falk Pharma GmbH (Falk) to acquire sole global rights to MK-8690, an investigational anti-CD30 ligand monoclonal antibody.
During 2025, Merck continued its efforts to address unmet medical needs by launching Enflonsia in the U.S. for the prevention of respiratory syncytial virus (RSV) lower respiratory tract disease in neonates (newborns) and infants born during or entering their first RSV season. Also in 2025, the Company launched Keytruda Qlex, which was approved by the U.S. Food and Drug Administration (FDA) for subcutaneous administration across all solid tumor indications for Keytruda in the U.S., and the European Commission (EC) approved a new subcutaneous (SC) route of administration and a new pharmaceutical form (solution for injection) of Keytruda (to be marketed as Keytruda SC) for use across all Keytruda indications for adult patients in Europe. Additionally, in pulmonary arterial hypertension (PAH), the Company launched an expanded indication for Winrevair in the U.S. based on the results of the ZENITH trial.
The Company also received numerous other approvals in oncology. Keytruda received approvals for additional indications in certain markets, including in combination with chemotherapy in the therapeutic areas of gastric or gastroesophageal junction (GEJ) adenocarcinoma and malignant pleural mesothelioma, in combination with Padcev (enfortumab vedotin) for locally advanced or metastatic urothelial carcinoma and for cisplatin-ineligible muscle-invasive bladder cancer (MIBC), as well as in combination with radiotherapy with or without chemotherapy for head and neck squamous cell carcinoma (HNSCC). Additionally, in 2025, Welireg was approved in the European Union (EU) and Japan for the treatment of adult patients with certain von Hippel-Lindau (VHL) disease-associated tumors and certain adult patients with renal cell carcinoma (RCC), as well as in the U.S. for certain adult and pediatric patients with pheochromocytoma and paraganglioma.
In addition to the regulatory approvals discussed above, the Company advanced its late-stage pipeline with several regulatory submissions.
•MK-8591A, doravirine/islatravir, is an investigational, once-daily, oral two-drug regimen for adults with HIV-1 infection that is virologically suppressed on antiretroviral therapy under review by the FDA. MK-8591A is also under review in Japan.
•MK-1654, Enflonsia, a prophylactic long-acting monoclonal antibody designed to protect infants from RSV disease during their first RSV season, is under review in the EU and Japan.

•MK-7962, Winrevair, an activin signaling inhibitor for the treatment of adults with PAH (World Health Organization [WHO] Group 1 pulmonary hypertension), is under review by the FDA in connection with a proposed update to the U.S. product label based on the results of the HYPERION trial.
•MK-3475, Keytruda (pembrolizumab), is an anti-PD-1 (programmed death receptor-1) therapy available for intravenous administration. MK-3475A, Keytruda Qlex, combines pembrolizumab with berahyaluronidase alfa to enhance dispersion and permeability to enable subcutaneous administration. Keytruda and Keytruda Qlex each are approved for the treatment of many cancers and continue to be studied in additional Phase 3 trials.
◦Keytruda is under review in the EU and Japan in combination with chemotherapy with or without bevacizumab for the treatment of certain patients with platinum-resistant recurrent ovarian cancer.
◦Keytruda is also under review in the EU and Japan in combination with Pfizer, Inc.’s (Pfizer) and Astellas’ Padcev as neoadjuvant treatment, then continued after radical cystectomy as adjuvant treatment, for patients with MIBC who are ineligible for cisplatin-based chemotherapy.
◦Keytruda and Keytruda Qlex are under review by the FDA in combination with Gilead Sciences Inc.’s (Gilead) sacituzumab govitecan (Trodelvy) for the first-line treatment of certain patients with unresectable locally advanced or metastatic triple-negative breast cancer (TNBC) whose tumors express programmed death-ligand 1 (PD‑L1).
•MK-6482, Welireg, is Merck’s first-in-class oral hypoxia-inducible factor-2 alpha (HIF-2α) inhibitor.
◦Welireg, in combination with Keytruda or Keytruda Qlex, is under priority review by the FDA for the adjuvant treatment of certain patients with clear cell RCC following nephrectomy.
◦Welireg, in combination with MK-7902, Lenvima, an orally available multiple receptor tyrosine kinase inhibitor (TKI), is under review by the FDA for the treatment of certain patients with advanced RCC following previous treatment with a PD-1 or PD-L1 inhibitor. Lenvima is being developed as part of a collaboration with Eisai Co., Ltd. (Eisai).
In 2025, the Company announced positive late-stage results from 18 Phase 3 trials and initiated 21 new Phase 3 trials spanning cardiometabolic and respiratory, immunology, infectious diseases, oncology and ophthalmology. The Company now has approximately 80 Phase 3 studies underway. The Company is diversifying its oncology portfolio and executing on its strategy which is broadly based on three strategic pillars: immuno-oncology, precision molecular targeting and tissue targeting. Merck has numerous Phase 3 oncology programs within these pillars.
Immuno-oncology
•V940 (mRNA-4157), intismeran autogene, is an investigational individualized neoantigen therapy being evaluated in combination with Keytruda for the adjuvant portion of treatment in patients with certain types of melanoma and non-small cell lung cancer (NSCLC). Intismeran autogene is being developed as part of a collaboration with Moderna, Inc. (Moderna).
•MK-1308A is the coformulation of quavonlimab, Merck’s novel investigational anti-cytotoxic T-lymphocyte associated protein 4 (CTLA-4) antibody, in combination with pembrolizumab, being evaluated for the treatment of RCC.
Precision molecular targeting
•MK-1026, nemtabrutinib, is an investigational oral, reversible, non-covalent Bruton’s tyrosine kinase (BTK) inhibitor, being evaluated for the treatment of hematological malignancies, including chronic lymphocytic leukemia and small lymphocytic lymphoma.
•MK-1084, calderasib, is an investigational oral selective KRAS G12C inhibitor being evaluated with or without Keytruda or Keytruda Qlex for the treatment of certain patients with colorectal and non-small cell lung cancers. Calderasib is being developed as part of a collaboration with Taiho Pharmaceutical Co. Ltd. and Astex Pharmaceuticals (UK), a wholly owned subsidiary of Otsuka Pharmaceutical Co., Ltd.
•MK-3543, bomedemstat, is an investigational orally available lysine-specific demethylase 1 inhibitor being evaluated for the treatment of certain patients with essential thrombocythemia.
•MK-5684, opevesostat, is an investigational cytochrome P450 11A1 (CYP11A1) inhibitor being evaluated for the treatment of certain patients with metastatic castration-resistant prostate cancer.
•MK-6482, Welireg, is being developed for expanded indications in RCC in combination with Keytruda and Lenvima, and in other combinations.

•MK-7339, Lynparza, is an oral poly (ADP-ribose) polymerase (PARP) inhibitor being evaluated in combination with Keytruda for expanded indications in the therapeutic areas of non-small cell lung and small cell lung cancers. Lynparza is being developed as part of a collaboration with AstraZeneca PLC (AstraZeneca).
Tissue targeting
•MK-1022, patritumab deruxtecan, is an investigational human epidermal growth factor receptor 3 (HER3) directed antibody drug conjugate (ADC) being evaluated in certain patients with breast cancer. Patritumab deruxtecan is being developed as part of a collaboration with Daiichi Sankyo.
•MK-2140, zilovertamab vedotin, is an investigational ADC targeting receptor tyrosine kinase-like orphan receptor 1 (ROR1) being evaluated for the treatment of hematological malignancies, including diffuse large B cell lymphoma.
•MK-2400, ifinatamab deruxtecan, is an investigational B7-H3 directed ADC being evaluated in certain patients with esophageal, prostate, and small cell lung cancers. Ifinatamab deruxtecan is being developed as part of a collaboration with Daiichi Sankyo.
•MK-2870, sacituzumab tirumotecan, is an investigational trophoblast cell-surface antigen 2 (TROP2)-directed ADC being evaluated for certain patients with breast, cervical, endometrial, gastric, non-small cell lung, and ovarian cancers. Sacituzumab tirumotecan is being developed as part of a collaboration with Kelun-Biotech.
•MK-5909, raludotatug deruxtecan, is an investigational CDH6 targeting ADC being evaluated in patients with platinum resistant ovarian cancer. Raludotatug deruxtecan is being developed as part of a collaboration with Daiichi Sankyo.
Additionally, the Company currently has candidates in Phase 3 clinical development in several other therapeutic areas.
•MK-0616, enlicitide decanoate, is an investigational oral proprotein convertase subtilisin/kexin type 9 (PCSK9) inhibitor being evaluated for the treatment of hypercholesterolemia, including in studies evaluating low-density lipoprotein cholesterol reduction and a cardiovascular outcomes study.
•V181 is an investigational quadrivalent vaccine for the prevention of dengue disease caused by any of the four dengue virus serotypes (DENV-1, DENV-2, DENV-3, and DENV-4), regardless of prior dengue exposure.
•MK-3000 is an investigational, potentially first-in-class tetravalent, tri-specific antibody that acts as an agonist of the Wingless-related integration site signaling pathway, which is in clinical development for the treatment of diabetic macular edema.
•MK-8591D is an investigational once-weekly, oral combination of Merck’s islatravir, a nucleoside analog leveraging translocation inhibition, and Gilead’s lenacapavir being evaluated for the treatment of HIV-1 infection in virologically suppressed adults (which remains under a partial clinical hold for any studies that would use islatravir doses higher than the doses considered for the revised clinical programs).
•MK-8527 is an investigational once-monthly, oral nucleoside analog leveraging translocation inhibition, for HIV-1 pre-exposure prophylaxis (PrEP).
•MK-1406 (formerly CD388) is an investigational small molecule neuraminidase inhibitor stably conjugated to a proprietary Fc fragment of a human antibody designed to prevent seasonal and pandemic influenza. MK-1406 was obtained in connection with the January 2026 acquisition of Cidara.
•MK-7240, tulisokibart, is an investigational humanized monoclonal antibody directed to tumor necrosis factor-like ligand 1A, a central amplifier of inflammatory pathways and fibrotic mechanisms in inflammatory bowel disease, being evaluated for the treatment of Crohn’s disease and ulcerative colitis.
•MK-4482, Lagevrio, is an investigational oral antiviral medicine for the treatment of mild to moderate COVID-19 in adults who are at risk for progressing to severe disease, which is reflected in Phase 3 development in the U.S. as it remains investigational following FDA Emergency Use Authorization (EUA) in 2021. Merck is developing Lagevrio as part of a collaboration with Ridgeback Biotherapeutics LP (Ridgeback).
Merck’s capital allocation strategy continues to prioritize investments in its business to drive near- and long-term growth, including investing in the Company’s key growth drivers and its broad and diverse pipeline of novel candidates, enabled in part by the benefits of the Company’s multiyear optimization initiative. Research and development expenses in 2025 reflect increased development spending particularly in the therapeutic areas of ophthalmology, oncology and immunology. In addition, Merck remains committed to its dividend and will continue to pursue the most compelling external science and technologies through value-enhancing business development transactions.
In November 2025, Merck’s Board of Directors approved an increase to the Company’s quarterly dividend, raising it to $0.85 per share from $0.81 per share on the Company’s outstanding common stock. During 2025, the Company returned $13.3 billion to shareholders through dividends of $8.2 billion and share repurchases of $5.1 billion. In January 2025, Merck’s Board of Directors authorized a new share repurchase program of up to $10 billion of Merck’s common stock for its treasury.

GAAP and non-GAAP EPS were negatively affected in 2025, 2024 and 2023 by $0.20, $1.28, and $6.21, respectively, of per share charges for certain upfront and pre-approval milestone payments related to collaborations and licensing agreements, as well as charges related to pre-approval assets obtained in transactions accounted for as asset acquisitions.
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
In 2022, the U.S. Congress passed the Inflation Reduction Act (IRA), which made significant changes to how drugs are covered and paid for under the Medicare program, including the creation of financial penalties for drugs whose prices rise faster than the rate of inflation, redesign of the Medicare Part D program to require manufacturers to bear more of the liability for certain drug benefits (which went into effect in 2025), and government price setting for certain Medicare Part D drugs (starting in 2026) and Medicare Part B drugs (starting in 2028). The U.S. Department of Health and Human Services (HHS), through the Centers for Medicare & Medicaid Services (CMS), selected Januvia in 2023 for the first year of the IRA’s “Drug Price Negotiation Program” (Program), and selected Janumet and Janumet XR in 2025 for the second year of the IRA’s Program. Pursuant to the IRA’s Program, the government set a price for Januvia, which became effective on January 1, 2026, and set a price for Janumet and Janumet XR, which will become effective on January 1, 2027. In addition, in January 2026, HHS announced that Lenvima has been selected for government price setting, the set price for which will become effective on January 1, 2028. Furthermore, the Company expects that Keytruda will be selected in 2027 for government price setting, which would become effective on January 1, 2029. Government price setting may also impact pricing in the private market negatively affecting the Company’s performance. The Company has sued the U.S. government regarding the IRA’s Program (see Note 10 to the consolidated financial statements).

Additionally, increased utilization of the 340B Federal Drug Discount Program and restrictions on the Company’s ability to identify inappropriate discounts are having a negative impact on Company performance. Furthermore, the Executive Branch and Congress continue to discuss legislation designed to control health care costs, including the cost of drugs. In several international markets, government-mandated pricing actions have reduced prices of generic and patented drugs. In addition, the Company’s sales performance in 2025 was negatively affected by other cost-reduction measures taken by governments and other third parties to lower health care costs.
The Company anticipates all of these actions and additional actions in the future will continue to negatively affect sales and profits.
In May 2025, the U.S. presidential administration issued an executive order intended to encourage or impose the use of “most-favored-nation” pricing to tie U.S. prescription drug prices to prices in selected comparably developed nations. In July 2025, the Company and other pharmaceutical companies received letters from the U.S. presidential administration with a request to agree to the administration’s “most-favored-nation” drug pricing goals by September 29, 2025. Further to the letter received from the administration, in December 2025, the Company announced that it had entered into a three-year agreement (MFN Agreement) with the U.S government that addressed the four policy goals of the administration’s July letter. Included within the MFN Agreement is an obligation by the Company to provide key products through a direct-to-patient program at affordable prices for eligible patients in the U.S. This will initially include Januvia, Janumet and Janumet XR, and will be expanded in the future to include enlicitide decanoate pending FDA approval. The Company also agreed to offer its existing medicines at discounted prices to Medicaid, excluding certain products. The Company has also agreed that products launched during the term of the MFN Agreement (with certain exceptions) will be subject to “most-favored-nation” pricing in reference to prices for such products in a specified group of countries (MFN Countries). Finally, the Company agreed to repatriate and share with the Federal government a portion of foreign revenue received by the Company as a result of the government’s successful trade policy efforts. Additionally, the Company reached an agreement with the U.S. Department of Commerce to delay Section 232 tariffs for three years, enabling the Company to make investments in the U.S. to reshore manufacturing for American patients.
Operating Results
Sales

($ in millions)	2025	% Change	% Change Excluding Foreign Exchange	2024	% Change	% Change Excluding Foreign Exchange	2023
United States	$36,510	13%	13%	$32,277	13%	13%	$28,480
International	28,501	(11)%	(10)%	31,891	1%	6%	31,635
Total	$65,011	1%	2%	$64,168	7%	10%	$60,115
Worldwide sales were $65.0 billion in 2025, representing growth of 1% compared with 2024, or 2% excluding the unfavorable effect of foreign exchange. Global sales growth was primarily due to higher sales in the oncology franchise, largely due to the performance of Keytruda and Welireg, as well as increased alliance revenue from Koselugo (resulting from an amendment to the collaboration agreement), Reblozyl, and Lynparza. Also contributing to revenue growth in 2025 were higher sales in the cardiometabolic and respiratory franchise, largely attributable to the ongoing launch of Winrevair, as well as the inclusion of Ohtuvayre sales following the October 2025 acquisition of Verona Pharma. Growth in the diabetes franchise largely attributable to higher net pricing of Januvia, and higher sales of animal health products largely due to the performance of livestock products also drove sales growth. Revenue growth in 2025 was largely offset by lower sales in the vaccines franchise primarily due to Gardasil/Gardasil 9, partially offset by the ongoing launch of Capvaxive and the U.S. launch of Enflonsia. Revenue growth in 2025 was also offset by lower sales in the immunology franchise due to the return of the marketing rights for Remicade and Simponi in former Merck territories to Johnson & Johnson on October 1, 2024, and by lower sales in the virology franchise largely attributable to Lagevrio.
Sales in the U.S. grew 13% to $36.5 billion in 2025 primarily driven by higher sales of Keytruda, Winrevair, Capvaxive, Januvia, Bridion, Gardasil 9, Welireg, Janumet, and Prevymis. The inclusion of Ohtuvayre sales, higher alliance revenue from Reblozyl, and higher sales of animal health products also contributed to U.S. revenue growth. U.S. sales growth in 2025 was partially offset by lower sales of Dificid and Lagevrio.
International sales declined 11% in 2025, or 10% excluding the unfavorable effect of foreign exchange. The international sales decline was primarily due to lower sales of Gardasil/Gardasil 9, Simponi, Lagevrio, Januvia, Bridion, Remicade, and Janumet, partially offset by higher sales of Keytruda, Prevymis, Winrevair, increased alliance revenue from Koselugo and Lynparza, as well as higher sales of animal health products. International sales represented 44% and 50% of total sales in 2025 and 2024, respectively.

See Note 18 to the consolidated financial statements for details on sales of the Company’s products. A discussion of performance for select products in the franchises follows.
Pharmaceutical Segment
Oncology

($ in millions)	2025	% Change	% Change Excluding Foreign Exchange	2024	% Change	% Change Excluding Foreign Exchange	2023
Keytruda/Keytruda Qlex	$31,680	7%	7%	$29,482	18%	22%	$25,011
Alliance Revenue - Lynparza (1)	1,450	11%	10%	1,311	9%	11%	1,199
Alliance Revenue - Lenvima (1)	1,053	4%	4%	1,010	5%	6%	960
Welireg	716	41%	41%	509	*	*	218
Alliance Revenue - Reblozyl (2)	525	41%	41%	371	75%	75%	212
Alliance Revenue - Koselugo (3)	436	*	*	170	75%	76%	97
* > 100%
(1)    Alliance revenue for Lynparza and Lenvima represents Merck’s share of profits, which are product sales net of cost of sales and commercialization costs (see Note 4 to the consolidated financial statements).
(2)    Alliance revenue for Reblozyl represents royalties (see Note 4 to the consolidated financial statements).
(3)    Alliance revenue for Koselugo in 2025 primarily includes a $150 million upfront payment received and $175 million of regulatory approval milestones recorded in connection with an amendment to the collaboration agreement with AstraZeneca, which revised the payment structure. Alliance revenue in 2024 and 2023 represents Merck’s share of profits, which are product sales net of cost of sales and commercialization costs. See Note 4 to the consolidated financial statements for more information.
Keytruda is an anti-PD-1 therapy that has been approved in over 40 indications in the U.S., including 19 tumor types and 2 tumor-agnostic indications, and has similarly been approved in markets worldwide for many of these indications. The Keytruda clinical development program includes studies across a broad range of cancer types.
Keytruda Qlex is a subcutaneously-administered fixed combination of pembrolizumab and berahyaluronidase alfa, which enhances dispersion and permeability to enable subcutaneous administration of pembrolizumab. Keytruda Qlex, which was initially approved by the FDA in September 2025, is approved in the U.S. in solid tumor indications approved for Keytruda. In November 2025, the EC approved a new subcutaneous (SC) route of administration and a new pharmaceutical form (solution for injection) of Keytruda (to be marketed as Keytruda SC) for use across Keytruda indications for adults in Europe. Timing for commercial availability of Keytruda SC in individual EU countries will depend on multiple factors, including the completion of national reimbursement procedures and the outcome of litigation with Halozyme, Inc. as discussed in Note 10 to the consolidated financial statements.
Combined global sales of Keytruda/Keytruda Qlex grew 7% in 2025. Sales growth in the U.S. reflects higher demand and net pricing, partially offset by a negative impact due to the timing of purchases. Increased demand in the U.S. was driven by higher utilization across earlier-stage indications, including in certain types of cervical cancer, TNBC, NSCLC, RCC, and HNSCC, as well as higher demand across multiple approved metastatic indications, in particular for the treatment of certain types of urothelial and endometrial cancers. Sales growth in international markets reflects increased uptake predominately for the TNBC, NSCLC, and RCC earlier-stage indications, as well as higher demand in urothelial, gastric, cervical, and endometrial cancer metastatic indications. The 2025 launch and reimbursement of new indications for Keytruda in the EU had a negative impact on pricing in those markets. In addition, a biosimilar of Keytruda has launched in Argentina.
Summarized below are the Keytruda regulatory approvals received in 2025 and, to date, in 2026.

Date	Approval
January 2025
China’s National Medical Products Administration (NMPA) approval in combination with enfortumab vedotin, an antibody-drug conjugate, for the treatment of adults with locally advanced or metastatic urothelial carcinoma, based on the KEYNOTE-A39 trial that was conducted in collaboration with Seagen (now Pfizer) and Astellas.

April 2025
EC approval in combination with pemetrexed and platinum chemotherapy for the first-line treatment of adult patients with unresectable non epithelioid malignant pleural mesothelioma, based on the IND.227/KEYNOTE-483 trial.

May 2025
Japan’s Ministry of Health, Labor and Welfare (MHLW) approval in combination with trastuzumab and chemotherapy for the first-line treatment of patients with unresectable, advanced or recurrent human epidermal growth factor receptor 2 (HER2) positive gastric or GEJ adenocarcinoma, based on the KEYNOTE-811 trial.

May 2025
Japan’s MHLW approval in combination with pemetrexed and platinum chemotherapy for unresectable, advanced or recurrent metastatic malignant pleural mesothelioma, based on the IND.227/KEYNOTE-483 trial.

June 2025
FDA approval for the treatment of adult patients with resectable locally advanced HNSCC whose tumors express PD-L1 Combined Positive Score (CPS) ≥ 1 as determined by an FDA-approved test, as a single agent as neoadjuvant treatment, continued as adjuvant treatment in combination with radiotherapy with or without cisplatin and then as a single agent, based on the KEYNOTE-689 trial.

June 2025
China’s NMPA approval of Keytruda plus Lenvima in combination with transarterial chemoembolization for the treatment of patients with unresectable, non-metastatic hepatocellular carcinoma (HCC), based on the LEAP-012 trial.

October 2025
EC approval as monotherapy for the treatment of resectable locally advanced HNSCC as neoadjuvant treatment, continued as adjuvant treatment in combination with radiation therapy with or without concomitant cisplatin and then as monotherapy in adults whose tumors express PD-L1 with a CPS ≥ 1, based on the KEYNOTE-689 trial.

November 2025
FDA approval in combination with Padcev as neoadjuvant treatment and then continued after cystectomy as adjuvant treatment, for the treatment of adult patients with MIBC who are ineligible for cisplatin-based chemotherapy, based on the KEYNOTE-905 trial conducted in collaboration with Pfizer and Astellas.

February 2026	China’s NMPA approval for the first-line treatment of certain patients with primary advanced or recurrent endometrial cancer, based on the KEYNOTE-868 (NRG-GY018) trial.
February 2026
FDA approval in combination with paclitaxel, with or without bevacizumab, for the treatment of adult patients with platinum-resistant epithelial ovarian, fallopian tube or primary peritoneal carcinoma whose tumors express PD-L1 (CPS ≥ 1) as determined by an FDA-authorized test, and who have received one or two prior systemic treatment regimens, based on the KEYNOTE-B96 trial.

February 2026	Japan’s MHLW approval for neoadjuvant and adjuvant treatment of locally advanced HNSCC, based on the KEYNOTE-689 trial.
Summarized below are the Keytruda Qlex regulatory approvals received in 2025 and, to date, in 2026.

Date	Approval
September 2025	FDA approval across most adult solid tumor indications for Keytruda.
October 2025
FDA approval for the treatment of adult patients with resectable locally advanced HNSCC whose tumors express PD-L1 CPS ≥ 1 as determined by an FDA-approved test, as a single agent as neoadjuvant treatment, continued as adjuvant treatment in combination with radiotherapy with or without cisplatin and then as a single agent, based on the KEYNOTE-689 trial.

November 2025	EC approval of new subcutaneous route of administration and a new pharmaceutical form of Keytruda for all adult indications approved in the EU (to be marketed as Keytruda SC).
November 2025
FDA approval in combination with Padcev, as neoadjuvant treatment and then continued after cystectomy as adjuvant treatment, for the treatment of adult patients with MIBC who are ineligible for cisplatin-based chemotherapy, based on the KEYNOTE-905 trial conducted in collaboration with Pfizer and Astellas.

February 2026
FDA approval in combination with paclitaxel, with or without bevacizumab, for the treatment of adult patients with platinum-resistant epithelial ovarian, fallopian tube or primary peritoneal carcinoma whose tumors express PD-L1 (CPS ≥ 1) as determined by an FDA-authorized test, and who have received one or two prior systemic treatment regimens, based on the KEYNOTE-B96 trial.

The Company is a party to license agreements pursuant to which the Company pays royalties on net sales of Keytruda. Under the terms of the more significant of these agreements, Merck paid a royalty of 6.5% on worldwide net sales of Keytruda through December 2023 to one third party, which declined to 2.5% in 2024. This royalty (which also applies to net sales of Keytruda Qlex) will continue through 2026, terminating thereafter. The Company pays an additional 2% royalty on worldwide net sales of Keytruda (and on Keytruda Qlex following regulatory approval) to another third party; this royalty expired in the U.S. in September 2024, expired in major European markets in the second half of 2025, but will continue to be paid on net sales of Keytruda and Keytruda Qlex in certain other international markets expiring at various dates through 2035. The royalty expenses are included in

Cost of sales. The Company may be subject to additional royalties on net sales of Keytruda Qlex in the future under certain circumstances (see Note 3 to the consolidated financial statements).
Lynparza is a PARP inhibitor being developed and commercialized as part of a collaboration with AstraZeneca (see Note 4 to the consolidated financial statements). Lynparza is approved for the treatment of certain types of advanced or recurrent ovarian, early or metastatic breast, metastatic pancreatic and metastatic castration-resistant prostate cancers. Alliance revenue related to Lynparza grew 11% in 2025 largely due to higher demand globally. In January 2025, China’s NMPA approved Lynparza as adjuvant treatment for adult patients with germline BRCA-mutated, HER2-negative high-risk early breast cancer, based on the OlympiA trial.
Lenvima is an oral receptor TKI being developed and commercialized as part of a collaboration with Eisai (see Note 4 to the consolidated financial statements). Lenvima is approved for the treatment of certain types of thyroid cancer, RCC, HCC, in combination with everolimus for certain patients with advanced RCC, and in combination with Keytruda for certain patients with advanced endometrial carcinoma or advanced RCC. Alliance revenue related to Lenvima grew 4% in 2025 primarily due to higher sales in the U.S. reflecting increased demand that was partially offset by lower pricing.
Sales of Welireg, for the treatment of adult patients with certain VHL disease-associated tumors, certain adult patients with previously treated advanced RCC, and certain patients with pheochromocytoma and paraganglioma, rose 41% in 2025 primarily due to higher demand in the U.S. and continued launch uptake in several international markets, partially offset by lower net pricing in the U.S. (largely due to the Medicare Part D redesign that was part of the IRA).
Welireg received the following regulatory approvals in 2025.

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
Reblozyl is a first-in-class erythroid maturation recombinant fusion protein that is being commercialized through a global collaboration with Bristol Myers Squibb Company (BMS) (see Note 4 to the consolidated financial statements). Reblozyl is approved for the treatment of anemia in certain rare blood disorders. Alliance revenue related to this collaboration (consisting of royalties) increased 41% in 2025 due to strong underlying sales performance.
Koselugo is an oral, selective MEK inhibitor approved for the treatment of patients with neurofibromatosis type 1 who have symptomatic inoperable plexiform neurofibromas. Koselugo is part of a collaboration with AstraZeneca. The increase in alliance revenue in 2025 is due to the recognition of a $150 million upfront payment received and $175 million of regulatory approval milestones recorded in connection with an amendment to the collaboration agreement that (subject to an annual election by AstraZeneca) discontinued the revenue and cost sharing provisions of the collaboration, and changed the payment structure. See Note 4 to the consolidated financial statements for additional information.

Vaccines

($ in millions)	2025	% Change	% Change Excluding Foreign Exchange	2024	% Change	% Change Excluding Foreign Exchange	2023
Gardasil/Gardasil 9	$5,233	(39)%	(39)%	$8,583	(3)%	(2)%	$8,886
ProQuad	930	1%	1%	920	6%	6%	870
M-M-R II	480	3%	3%	464	8%	9%	430
Varivax	1,041	(6)%	(6)%	1,102	3%	4%	1,068
Vaxneuvance	825	2%	1%	808	22%	23%	665
Capvaxive	759	*	*	97	—	—	—
Pneumovax 23	166	(37)%	(37)%	263	(36)%	(34)%	412
Enflonsia	100	—	—	—	—	—	—
* > 100%
In January 2026, the acting director of the U.S. Centers for Disease Control and Prevention (CDC) announced changes to the child and adolescent immunization schedule (January announcement), reducing the number of routinely recommended vaccinations and creating three new categories: immunizations recommended for all children; immunizations recommended for certain high-risk groups or populations; and immunizations based on shared clinical decision-making. Immunizations recommended for all children include vaccines for measles, mumps, rubella, polio, pertussis, tetanus, diphtheria, Haemophilus influenzae type B (Hib), pneumococcal disease, human papillomavirus (HPV), and varicella (chickenpox). Immunizations recommended for certain high-risk groups or populations include RSV, hepatitis A, hepatitis B, and dengue. Immunizations recommended based on shared clinical decision-making include rotavirus, hepatitis A, and hepatitis B. HHS has stated that immunizations for all of the diseases covered by the previous immunization schedule will still be available to anyone who wants them through Affordable Care Act insurance plans and federal insurance programs, including Medicaid, the Children’s Health Insurance Program, and the Vaccines For Children (VFC) program. Additionally, in September 2025, the trade association representing U.S. health insurers (AHIP) announced that its member health plans would continue to cover all immunizations that had been recommended by the CDC’s Advisory Committee on Immunization Practices (ACIP) as of September 1, 2025, with no cost-sharing for patients through the end of 2026.
Combined worldwide sales of Gardasil and Gardasil 9, vaccines to help prevent certain cancers and other diseases caused by certain types of HPV, declined 39% in 2025 primarily driven by lower demand in China (discussed below), and in Japan reflecting in part that the last date to initiate the first dose in Japan’s national immunization program catch-up cohort was in March 2025. The declines were partially offset by higher sales in the U.S. due to higher net pricing and favorable CDC purchasing patterns. Higher demand and timing in certain international markets also partially offset the sales decline in 2025. Beginning in mid-2024, the Company observed a significant decline in shipments from its distributor and commercialization partner in China, Chongqing Zhifei Biological Products Co., Ltd. (Zhifei), to disease and control prevention institutions and correspondingly into the points of vaccination compared with prior quarters of 2024, resulting in above normal inventory levels at Zhifei. Accordingly, the Company shipped less than its contracted doses to Zhifei in the latter part of 2024. Lower demand in China persisted and, at the end of 2024, overall channel inventory levels in China remained elevated at above normal levels. Therefore, the Company made a decision to temporarily pause shipments to China beginning in February 2025 and, given continued lower demand and elevated inventory levels in China, in mid-2025, the Company determined it would not make any further shipments to China in 2025. The Company will not resume shipments to China until inventory levels return to normal and cannot predict when this will occur. In January 2025, China’s NMPA approved Gardasil for use in males 9-26 years of age to help prevent certain HPV-related cancers and diseases. In April 2025, China’s NMPA approved Gardasil 9 for use in males 16-26 years of age to help prevent certain HPV-related cancers and diseases. In May 2025, a nine-valent HPV vaccine produced by a local manufacturer received regulatory approval in China for use in females 9-45 years of age. In August 2025, the Company’s nine-valent HPV vaccine was approved for use in males nine years of age and older in Japan where it will be marketed as Silgard 9.
Among the changes in the CDC’s January announcement referenced above was a reduction of the recommended doses for HPV vaccination of adolescents to a single dose. Gardasil 9 is currently indicated in the U.S. for a two-dose regimen in adolescents aged 9-14 and a three-dose regimen for those aged 15-45. Previous CDC recommendations for adolescents followed FDA-approved dosing. Many countries outside the U.S. have implemented a reduced dosing schedule for HPV vaccination in certain age groups. The Company anticipates that any negative effect of these recommendations or reduced dosing schedules on sales of Gardasil/Gardasil 9 will not be material.

The Company is a party to license agreements pursuant to which the Company pays royalties on net sales of Gardasil/Gardasil 9. Under the terms of the more significant of these agreements, Merck pays a 7% royalty on net sales of Gardasil/Gardasil 9 in the U.S. to one third party (this royalty expires in December 2028). Merck paid an additional 7% royalty on worldwide net sales of Gardasil/Gardasil 9 to another third party; this royalty expired in December 2023. The royalty expenses are included in Cost of sales.
Global sales of ProQuad, a pediatric combination vaccine to help protect against measles, mumps, rubella and varicella, grew 1% in 2025 primarily due to higher demand in Europe, partially offset by lower sales in the U.S. reflecting lower demand that was partially offset by higher net pricing. As a result of manufacturing delays, in January 2025, the Company borrowed doses of ProQuad from the CDC Pediatric Vaccine Stockpile (CDC Stockpile), which were used to support routine vaccination in the U.S. The Company replenished the borrowing later in 2025. Worldwide sales of M-M-R II, a vaccine to help protect against measles, mumps and rubella, grew 3% in 2025 primarily due to higher sales in the U.S., largely reflecting higher net pricing and increased demand, partially offset by lower demand in certain international markets. Global sales of Varivax, a vaccine to help prevent chickenpox (varicella), declined 6% in 2025 primarily attributable to lower sales in the U.S., largely driven by lower demand and unfavorable CDC Stockpile activity, partially offset by higher net pricing. The unfavorable impact to Varivax sales from CDC Stockpile activity was offset by CDC Stockpile activity for other products as noted below. The Varivax sales decline was also due in part to lower demand in the Asia Pacific region. Higher demand in Latin America partially offset the Varivax sales decline in 2025.
In September 2025, the ACIP voted to recommend that children under the age of four years receive protection from chickenpox (varicella) as a standalone immunization rather than in combination with measles, mumps, and rubella (MMR) vaccination, eliminating a previous shared clinical decision-making recommendation that allowed parents to choose combined MMR and varicella vaccine (MMRV) first-dose administration. The ACIP also voted to align the VFC program with this change. The acting CDC Director adopted the recommendation in October 2025. MMR and varicella vaccines remain recommended and funded through the VFC program for both the first and second doses. The Company is the only manufacturer in the U.S. of MMRV vaccine (ProQuad) and varicella vaccine (Varivax). The Company anticipates that any negative effect of these recommendations on sales of ProQuad will not be material.
Worldwide sales of Vaxneuvance, a vaccine to help protect against invasive pneumococcal disease caused by certain serotypes, rose 2% in 2025 primarily due to higher demand in Europe and certain markets in the Asia Pacific region, partially offset by lower demand in Japan and the Latin America region due to competition. U.S. sales of Vaxneuvance were nearly flat year over year as a benefit from public and private sector purchasing patterns in the U.S. was offset by lower demand due to competition. U.S. Vaxneuvance sales in 2025 benefited from approximately $70 million of favorable CDC Stockpile activity, of which approximately $60 million was offset by a drawdown of CDC Stockpile inventory for Varivax (noted above) and RotaTeq, which resulted in a net neutral transaction. Merck is a party to license agreements pursuant to which the Company pays royalties on sales of Vaxneuvance. Under the most significant of these agreements, Merck pays a royalty of 7.25% on net sales of Vaxneuvance through 2026; this royalty will decline to 2.5% on net sales from 2027 through 2035. The royalty expenses are included in Cost of sales.
Sales of Capvaxive, a vaccine for the prevention of invasive pneumococcal disease and pneumococcal pneumonia caused by certain serotypes in individuals 18 years of age and older, increased to $759 million in 2025 primarily due to continued uptake following launch in the U.S. in 2024. Capvaxive sales growth in 2025 also reflects early launch uptake in certain international markets. Capvaxive was approved in the U.S. in June 2024, in the EU in March 2025, and in Japan in August 2025. The timing of availability of Capvaxive in individual EU countries will depend on multiple factors including the completion of national reimbursement procedures. Merck is a party to license agreements pursuant to which the Company pays royalties on sales of Capvaxive. Under the terms of the most significant of these agreements, Merck pays a royalty of 7.25% on net sales of Capvaxive through 2026; this royalty will decline to 2.5% on net sales from 2027 through 2035. The royalty expenses are included in Cost of sales.
Worldwide sales of Pneumovax 23, a vaccine to help prevent pneumococcal disease, declined 37% in 2025 due to lower global demand, particularly in the U.S. and Europe, as the market has shifted toward newer adult pneumococcal conjugate vaccines.
In June 2025, the FDA approved Enflonsia, a preventive, long-acting monoclonal antibody, for the prevention of RSV lower respiratory tract disease in neonates (newborns) and infants who are born during or entering their first RSV season. Also in June 2025, the ACIP voted to recommend Enflonsia as an option for the prevention of RSV lower respiratory tract disease in infants younger than eight months of age who are born during or entering their first RSV season. These provisional recommendations were adopted by the CDC Director and are now official. The

ACIP also voted to include Enflonsia in the VFC program. Sales of Enflonsia in 2025 were due in part to inventory stocking.
Hospital Acute Care

($ in millions)	2025	% Change	% Change Excluding Foreign Exchange	2024	% Change	% Change Excluding Foreign Exchange	2023
Bridion	$1,841	4%	4%	$1,764	(4)%	(3)%	$1,842
Prevymis	978	25%	23%	785	30%	33%	605
Dificid	247	(27)%	(27)%	340	13%	13%	302
Global sales of Bridion, for the reversal of two types of neuromuscular blocking agents used during surgery, grew 4% in 2025 as higher demand and net pricing in the U.S. was partially offset by lower demand in most international markets due to generic competition. Bridion will lose market exclusivity in the U.S. in July 2026 at which time the Company anticipates a significant and rapid decline in U.S. sales of Bridion. The Company expects to discontinue U.S. sales of Bridion by the end of 2026.
Worldwide sales of Prevymis, a medicine for prophylaxis (prevention) of cytomegalovirus (CMV) infection and disease in certain high risk adult and pediatric recipients of an allogenic hematopoietic stem cell transplant and for prophylaxis of CMV disease in certain high risk adult and pediatric recipients of a kidney transplant, grew 25% in 2025 largely due to higher demand in the U.S. and in most international markets reflecting in part the launch of new indications, partially offset by lower demand in China due to generic competition.
Worldwide sales of Dificid, a medicine for the treatment of C. difficile-associated diarrhea, declined 27% in 2025 due to generic competition in the U.S. Dificid lost market exclusivity in the U.S. in July 2025; accordingly, the Company is experiencing a significant decline in U.S. sales of Dificid and expects the decline to continue.
Cardiometabolic and Respiratory

($ in millions)	2025	% Change	% Change Excluding Foreign Exchange	2024	% Change	% Change Excluding Foreign Exchange	2023
Winrevair	$1,443	*	*	$419	—	—	$—
Alliance Revenue - Adempas/Verquvo (1)	470	13%	13%	415	13%	13%	367
Adempas	312	9%	6%	287	12%	14%	255
Ohtuvayre	178	—	—	—	—	—	—
* > 100%
(1) Alliance revenue for Adempas and Verquvo represents Merck’s share of profits from sales in Bayer’s marketing territories, which are product sales net of cost of sales and commercialization costs (see Note 4 to the consolidated financial statements).
Winrevair is an activin signaling inhibitor indicated for the treatment of adults with PAH (WHO Group 1 pulmonary hypertension) to improve exercise capacity and WHO functional class (FC), and reduce the risk of clinical worsening events including hospitalization for PAH, lung transplantation and death. Sales of Winrevair rose to $1.4 billion in 2025 primarily reflecting higher sales in the U.S. due to continued uptake since launch, partially offset by lower net pricing in the U.S. (largely due to the Medicare Part D redesign that was part of the IRA). Sales growth also reflects early launch uptake in certain international markets, particularly in the EU and Japan. Winrevair was originally approved in the U.S. in March 2024, in the EU in August 2024, and in Japan in June 2025 (where it is being marketed as Airwin). Winrevair is the subject of a licensing agreement pursuant to which Merck pays a 22% royalty on net sales of Winrevair to BMS. The royalty expenses are included in Cost of sales.
Summarized below are the Winrevair regulatory approvals received in 2025 and, to date, in 2026.

Date	Approval
June 2025	Japan’s MHLW approval for the treatment of adults with PAH, based on the STELLAR trial (marketed as Airwin).
October 2025
FDA approval of expanded indication in adults with PAH (WHO Group 1 pulmonary hypertension) to improve exercise capacity and WHO FC, and reduce the risk of clinical worsening events, including hospitalization for PAH, lung transplantation and death, based on the ZENITH trial.

January 2026	EC approval of expanded indication in combination with other PAH therapies for the treatment of PAH in adult patients with WHO FC II, III and IV, based on the ZENITH trial.

Adempas and Verquvo are part of a worldwide collaboration with Bayer AG (Bayer) to market and develop soluble guanylate cyclase (sGC) modulators (see Note 4 to the consolidated financial statements). Adempas is approved for the treatment of certain types of PAH and chronic pulmonary hypertension. Verquvo is approved to reduce the risk of cardiovascular death and heart failure hospitalization following a hospitalization for heart failure or need for outpatient intravenous diuretics in adults with symptomatic chronic heart failure and reduced ejection fraction. Alliance revenue from the collaboration grew 13% in 2025 reflecting higher demand in Bayer’s marketing territories. The Company expects alliance revenue will decline in 2026 reflecting the loss of market exclusivity for Adempas in the U.S. Revenue also includes sales of Adempas and Verquvo in Merck’s marketing territories. Sales of Adempas in Merck’s marketing territories grew 9% in 2025 primarily due to higher demand.
Ohtuvayre is an inhaled phosphodiesterases 3 and 4 (PDE3 and PDE4) inhibitor, which was approved in the U.S. in June 2024 for the maintenance treatment of COPD in adults. Ohtuvayre was obtained in conjunction with Merck’s October 2025 acquisition of Verona Pharma. Sales of Ohtuvayre recorded by Merck following the closing of the transaction were $178 million in 2025.
Virology

($ in millions)	2025	% Change	% Change Excluding Foreign Exchange	2024	% Change	% Change Excluding Foreign Exchange	2023
Lagevrio	$380	(61)%	(61)%	$964	(33)%	(28)%	$1,428
Lagevrio is an investigational oral antiviral COVID-19 medicine being developed in a collaboration with Ridgeback (see Note 4 to the consolidated financial statements). Sales of Lagevrio declined 61% in 2025 largely due to lower demand in several markets in the Asia Pacific region, particularly in Japan, and in the U.S. driven primarily by declining COVID-19 cases. The Company expects the Lagevrio sales decline to continue in 2026.
Immunology

($ in millions)	2025	% Change	% Change Excluding Foreign Exchange	2024	% Change	% Change Excluding Foreign Exchange	2023
Simponi	$—	(100)%	(100)%	$543	(24)%	(23)%	$710
Remicade	—	(100)%	(100)%	114	(39)%	(36)%	187
Simponi and Remicade are treatments for certain inflammatory diseases that the Company marketed in Europe, Russia and Türkiye. The Company’s marketing rights with respect to these products reverted to Johnson & Johnson on October 1, 2024, subsequent to which the Company stopped recognizing sales of these products.
Diabetes

($ in millions)	2025	% Change	% Change Excluding Foreign Exchange	2024	% Change	% Change Excluding Foreign Exchange	2023
Januvia/Janumet	$2,544	12%	13%	$2,268	(33)%	(29)%	$3,366
Worldwide combined sales of Januvia and Janumet, medicines that help lower blood sugar levels in adults with type 2 diabetes, grew 12% in 2025 primarily due to higher net pricing in the U.S., including a favorable true-up to customer discounts, partially offset by lower demand in China, ongoing generic competition in most other international markets, and continuing volume declines in the U.S. due to competitive pressure.
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
While the key U.S. patent for Januvia, Janumet and Janumet XR claiming the sitagliptin compound expired in January 2023, as a result of favorable court rulings and settlement agreements related to a later expiring patent directed to the specific sitagliptin salt form of the products, the Company expects that Januvia and Janumet will not lose market exclusivity in the U.S. until May 2026 and Janumet XR will not lose market exclusivity in the U.S. until July 2026, although a non-automatically substitutable form of sitagliptin that differs from the form in the Company’s sitagliptin products has been approved by the FDA. Additionally, HHS, through the CMS, selected Januvia in 2023 for the first year of the IRA’s Program, and selected Janumet and Janumet XR in 2025 for the second year of the IRA’s Program. Pursuant to the IRA’s Program, the government set a price for Januvia, which became effective on January 1, 2026, and set a price for Janumet and Janumet XR, which will become effective on January 1, 2027. The Company has sued the U.S. government regarding the IRA’s Program. See Note 10 to the consolidated financial statements for additional information related to the above-referenced patent and IRA litigation. The Company expects a significant decline in sales of Januvia in the first half of 2026 reflecting the impact of government price setting noted above and subsequently, following loss of market exclusivity in May 2026, the Company anticipates it will lose nearly all U.S. sales of Januvia and Janumet.
Animal Health Segment

($ in millions)	2025	% Change	% Change Excluding Foreign Exchange	2024	% Change	% Change Excluding Foreign Exchange	2023
Livestock	$3,896	13%	14%	$3,462	4%	9%	$3,337
Companion Animal	2,458	2%	2%	2,415	6%	7%	2,288
	$6,354	8%	9%	$5,877	4%	8%	$5,625
Sales of livestock products grew 13% in 2025 primarily due to increased demand across all species, the inclusion of sales from the July 2024 acquisition of the aqua business of Elanco Animal Health Incorporated (Elanco aqua business), improved supply, new product launches, and higher pricing. See Note 3 to the consolidated financial statements for additional information related to the acquisition of the Elanco aqua business.
Sales of companion animal products grew 2% in 2025 reflecting higher pricing, new product launches, and improved supply, partially offset by lower demand for other products in the portfolio. Sales of the Bravecto line of products were $1.1 billion in 2025, an increase of 1% compared with 2024.
In July 2025, the FDA approved Bravecto Quantum, a once-yearly injectable product to treat and protect dogs from fleas and ticks. Also in July 2025, the EC approved Numelvi tablets for dogs, a once-daily, second-generation Janus kinase (JAK) inhibitor indicated for the treatment of pruritus associated with allergic dermatitis including atopic dermatitis and treatment of clinical manifestations of atopic dermatitis.
Costs, Expenses and Other

($ in millions)	2025	% Change	2024	% Change	2023
Cost of sales	$16,382	8%	$15,193	(6)%	$16,126
Selling, general and administrative	10,733	(1)%	10,816	3%	10,504
Research and development	15,789	(12)%	17,938	(41)%	30,531
Restructuring costs	889	*	309	(48)%	599
Other (income) expense, net	151	*	(24)	*	466
	$43,944	(1)%	$44,232	(24)%	$58,226
* >100%
Cost of Sales
Cost of sales was $16.4 billion in 2025 and $15.2 billion in 2024. Cost of sales includes the amortization of intangible assets recorded in connection with acquisitions, collaborations, and licensing arrangements, which totaled $2.8 billion in 2025 and $2.4 billion in 2024. Additionally, cost of sales in 2025 includes an $83 million impact for the recognition of fair value step-up of inventories related to the Verona Pharma acquisition. Also included in cost of sales are expenses associated with restructuring activities, which amounted to $1.5 billion in 2025 and $495 million in 2024, primarily reflecting accelerated depreciation and asset impairment charges related to manufacturing facilities to be fully or partially closed or divested, as well as contractual termination costs. Separation costs associated with manufacturing-related headcount reductions have been incurred and are reflected in Restructuring costs as discussed below.
Gross margin was 74.8% in 2025 compared with 76.3% in 2024. The gross margin decline was primarily due to the negative impacts of higher restructuring costs (primarily related to the accelerated depreciation of manufacturing lines at two sites under the 2025 Restructuring Program), higher inventory write-downs (primarily vaccines), increased amortization of intangibles, and the recognition of fair value step-up of inventories related to the Verona Pharma acquisition, partially offset by the favorable impact of product mix.

Selling, General and Administrative
Selling, general and administrative (SG&A) expenses were $10.7 billion in 2025, a decline of 1% compared with 2024. The decrease was primarily driven by lower restructuring and promotional costs, partially offset by increased administrative costs.
Research and Development
Research and development (R&D) expenses were $15.8 billion in 2025, a decline of 12% compared with 2024. The decline was primarily due to lower charges for business development activity.
Significant business development transactions in 2025 include charges of:
•$300 million for completion of the technology transfer for MK-2010 (LM-299) from LaNova Medicines Ltd (LaNova, acquired by Sino Biopharmaceutical Limited)
•$200 million for a license agreement with Hengrui Pharma
•$150 million related to an agreement with Falk to acquire sole global rights to MK-8690
•$100 million for the achievement of a developmental milestone related to the 2024 Eyebiotech Limited (EyeBio) acquisition
Significant business development transactions in 2024 include charges of:
•$1.35 billion for the acquisition of EyeBio and $100 million for the achievement of a related developmental milestone
•$750 million for the acquisition of MK-1045 (formerly CN201) from Curon Biopharmaceutical
•$656 million for the acquisition of Harpoon Therapeutics, Inc. (Harpoon)
•$588 million for a global license agreement with LaNova
•$112 million for a global license agreement with Hansoh Pharma (Hansoh)
The decline in R&D expenses was partially offset by higher clinical development spending, higher restructuring costs, and increased investment in discovery research and early drug development.
R&D expenses consist of the costs directly incurred by Merck Research Laboratories (MRL), the Company’s research and development division that focuses on human health-related activities, which were $10.8 billion in 2025 and $10.1 billion in 2024. Also included in R&D expenses are Animal Health research costs, upfront and milestone payments for collaboration and licensing agreements (including charges related to the transactions with LaNova, Hengrui Pharma, Falk, and Hansoh noted above), charges for transactions accounted for as asset acquisitions (including charges for the acquisitions of EyeBio, MK-1045, and Harpoon noted above), and costs incurred by other divisions in support of R&D activities, including depreciation, production, and general and administrative, which in the aggregate were $4.8 billion in 2025 and $7.7 billion in 2024. R&D expenses also include restructuring costs of $175 million in 2025 associated with contractual termination costs.
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

In January 2024, the Company approved a restructuring program (2024 Restructuring Program) intended to continue the optimization of the Company’s Human Health global manufacturing network as the future pipeline shifts to new modalities and also optimize the Animal Health global manufacturing network to improve supply reliability and increase efficiency. The actions contemplated under the 2024 Restructuring Program are expected to be substantially completed by the end of 2031, with the cumulative pretax costs to be incurred by the Company to implement the program estimated to be approximately $4.0 billion. Approximately 50% of the cumulative pretax costs will be non-cash, relating primarily to the accelerated depreciation of facilities to be closed or divested. The remainder of the costs will result in cash outlays, relating primarily to facility shut-down costs. The Company anticipates the actions under the 2024 Restructuring Program will result in cumulative annual net cost savings of approximately $750 million by the end of 2031.
Restructuring costs of $889 million in 2025 and $309 million in 2024 primarily include separation and other costs associated with these restructuring activities. Separation costs incurred were associated with actual headcount reductions, as well as estimated expenses under existing severance programs for involuntary headcount reductions that were probable and could be reasonably estimated. Other expenses in Restructuring costs include facility shut-down and other related costs, as well as employee-related costs such as curtailment, settlement, and termination charges associated with pension and other postretirement benefit plans, and share-based compensation plan costs. For segment reporting, restructuring costs are unallocated expenses.
Additional costs associated with the Company’s restructuring activities are included in Cost of sales, Selling, general and administrative expenses and Research and development costs. The Company recorded aggregate pretax costs related to restructuring program activities of $2.6 billion in 2025 and $888 million in 2024. See Note 5 to the consolidated financial statements for additional details.
Other (Income) Expense, Net
Other (income) expense, net, was $151 million of expense in 2025 compared with $24 million of income in 2024. The unfavorable year-over-year change primarily reflects $170 million of income in 2024 related to the expansion of an existing development and commercialization agreement with Daiichi Sankyo, as well as higher net interest expense and higher foreign exchange losses in 2025, partially offset by higher net income from investments in equity securities in 2025.
For details on the components of Other (income) expense, net, see Note 14 to the consolidated financial statements.

Segment Profits

($ in millions)	2025	2024	2023
Pharmaceutical segment profits	$45,754	$44,533	$38,880
Animal Health segment profits	2,131	1,938	1,737
Non-segment activity	(26,818)	(26,535)	(38,728)
Income Before Taxes	$21,067	$19,936	$1,889
Pharmaceutical segment profits consist of segment sales less standard costs, as well as SG&A expenses directly incurred by the segment. Animal Health segment profits consist of segment sales, less all cost of sales, as well as SG&A and R&D expenses directly incurred by the segment. For internal management reporting presented to the chief operating decision maker, Merck does not allocate the remaining cost of sales not included in segment profits as described above, R&D expenses incurred by MRL, or general and administrative expenses not directly incurred by the segments, nor the cost of financing these activities. Separate divisions maintain responsibility for monitoring and managing these costs, including depreciation related to fixed assets utilized by these divisions and, therefore, they are not included in segment profits. Also excluded from the determination of segment profits are costs related to restructuring activities and acquisition- and divestiture-related costs, including the amortization of intangible assets and the recognition of fair value step-up of inventories, intangible asset impairment charges, and expense or income related to changes in the estimated fair value measurement of liabilities for contingent consideration. Additionally, segment profits do not reflect other expenses from corporate and manufacturing cost centers and other miscellaneous income or expense. These unallocated items are reflected in “Non-segment activity” in the above table. Also included in “Non-segment activity” are miscellaneous corporate profits (losses), as well as operating profits (losses) related to third-party manufacturing arrangements.

Taxes on Income
The effective income tax rate of 13.3% in 2025 reflects the favorable impacts of jurisdictional mix of income and expense, as well as certain discrete items.
The effective income tax rate of 14.1% in 2024 reflects a favorable jurisdictional mix of income and expense, as well as a 2.6 percentage point favorable impact due to a $519 million reduction in reserves for unrecognized income tax benefits resulting from the expiration in 2024 of the statute of limitations for assessments related to the 2019 and 2020 federal tax return years. The effective income tax rate in 2024 also reflects a 1.5 percentage point combined unfavorable impact of charges for the acquisition of Harpoon, for which no tax benefit was recognized, and the acquisitions of EyeBio and MK-1045 for which minimal tax benefits were realized.
The effective income tax rates for 2025 and 2024 include the global minimum tax provision of the Organization for Economic Cooperation and Development (OECD) Pillar 2, which for 2024 resulted in a minimal impact to the Company’s effective income tax rate due to the accounting for the tax effects of intercompany transactions. In July 2025, the OBBBA was enacted into law, which had an immaterial impact to the effective income tax rate in 2025.
The Internal Revenue Service (IRS) is currently conducting examinations of the Company’s tax returns for the years 2017 and 2018, including the one-time transition tax enacted under the Tax Cuts and Jobs Act of 2017 (TCJA). In April 2025, Merck received Notices of Proposed Adjustment (NOPAs) that would increase the amount of the one-time transition tax on certain undistributed earnings of foreign subsidiaries by approximately $1.3 billion. In addition, the NOPAs included penalties of approximately $260 million. These amounts are exclusive of any interest that may be due. The Company disagrees with the proposed adjustments and will vigorously contest the NOPAs through all available administrative and, if necessary, judicial proceedings. It may take a number of years to reach resolution of this matter. If the Company is ultimately unsuccessful in defending its position, the impact could be material to its financial statements. The statute of limitations for assessments with respect to the 2019 and 2020 federal tax return years expired in June 2024 and October 2024, respectively. The IRS is also currently conducting examinations of the Company’s tax returns for the years 2021 and 2022. In addition, various state and foreign tax examinations are in progress.
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

A reconciliation between GAAP financial measures and non-GAAP financial measures is as follows:

($ in millions except per share amounts)	2025	2024	2023
Income before taxes as reported under GAAP	$21,067	$19,936	$1,889
Increase (decrease) for excluded items:
Acquisition- and divestiture-related costs (1)	3,007	2,519	2,876
Restructuring costs	2,551	888	933
(Income) loss from investments in equity securities, net	(306)	45	(279)
Other items:
Charge for Zetia antitrust litigation settlements	—	—	573
Non-GAAP income before taxes	26,319	23,388	5,992
Taxes on income as reported under GAAP	2,804	2,803	1,512
Estimated tax benefit on excluded items (2)	933	606	631
Net tax benefit, which reflects a net benefit related to favorable audit reserve adjustments	60	—	—
Tax benefit resulting from the expiration of the statute of limitations for assessments related to the 2019 and 2020 federal tax return years	—	519	—
Non-GAAP taxes on income	3,797	3,928	2,143
Non-GAAP net income	22,522	19,460	3,849
Less: Net income attributable to noncontrolling interests as reported under GAAP	9	16	12
Non-GAAP net income attributable to Merck & Co., Inc.	$22,513	$19,444	$3,837
EPS assuming dilution as reported under GAAP (3)	$7.28	$6.74	$0.14
EPS difference	1.70	0.91	1.37
Non-GAAP EPS assuming dilution (3)	$8.98	$7.65	$1.51
(1)Amounts in 2025, 2024 and 2023 include $55 million, $39 million and $792 million, respectively, of intangible asset impairment charges.
(2) The estimated tax impact on the excluded items is determined by applying the statutory rate of the originating territory of the non-GAAP adjustments.
(3)    GAAP and non-GAAP EPS were negatively affected in 2025, 2024 and 2023 by $0.20, $1.28, and $6.21, respectively, of per share charges for certain upfront and pre-approval milestone payments related to collaborations and licensing agreements, as well as charges related to pre-approval assets obtained in transactions accounted for as asset acquisitions.
Acquisition- and Divestiture-Related Costs
Non-GAAP income and non-GAAP EPS exclude the impact of certain amounts recorded in connection with acquisitions and divestitures of businesses. These amounts include the amortization of intangible assets and the recognition of fair value step-up of inventories, as well as intangible asset impairment charges, and expense or income related to changes in the estimated fair value measurement of liabilities for contingent consideration. Also excluded are integration, transaction, and certain other costs associated with acquisitions and divestitures. Non-GAAP income and non-GAAP EPS also exclude amortization of intangible assets related to collaborations, asset acquisitions, and licensing arrangements, as well as the recognition of fair value step-up of inventories related to asset acquisitions.
Restructuring Costs
Non-GAAP income and non-GAAP EPS exclude costs related to restructuring actions (see Note 5 to the consolidated financial statements). These amounts include employee separation costs and accelerated depreciation associated with facilities to be fully or partially closed or divested. Accelerated depreciation costs represent the difference between the depreciation expense to be recognized over the revised useful life of the asset, based upon the anticipated date the site will be closed or divested or the equipment disposed of, and depreciation expense as determined utilizing the useful life prior to the restructuring actions. Restructuring costs also include asset impairment, facility shut-down, contractual termination, and other related costs, as well as employee-related costs such as curtailment, settlement and termination charges associated with pension and other postretirement benefit plans, and share-based compensation costs.
Income and Losses from Investments in Equity Securities
Non-GAAP income and non-GAAP EPS exclude realized and unrealized gains and losses from investments in equity securities either owned directly or through ownership interests in investment funds.

Certain Other Items
Non-GAAP income and non-GAAP EPS exclude certain other items. These items are adjusted for after evaluating them on an individual basis, considering their quantitative and qualitative aspects. Typically, these items are unusual in nature, significant to the results of a particular period or not indicative of future operating results. Excluded from non-GAAP income and non-GAAP EPS in 2025 is a net tax benefit, which reflects a net benefit from favorable audit reserve adjustments. Excluded from non-GAAP income and non-GAAP EPS in 2024 is a benefit due to reductions in reserves for unrecognized income tax benefits resulting from the expiration of the statute of limitations for assessments related to the 2019 and 2020 federal tax return years (see Note 15 to the consolidated financial statements). Excluded from non-GAAP income and non-GAAP EPS in 2023 is a charge related to settlements with certain plaintiffs in the Zetia antitrust litigation (see Note 10 to the consolidated financial statements).
Research and Development
Research Pipeline
The Company currently has several candidates under regulatory review in the U.S. and internationally, as well as in late-stage clinical development. A chart reflecting the Company’s current research pipeline as of February 20, 2026 and related discussion is set forth in Item 1. “Business — Research and Development” above.
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
In January 2026, Merck acquired Cidara, a biotechnology company developing drug-Fc conjugate (DFC) therapeutics, for approximately $9.2 billion (including payments to settle share-based equity awards). Cidara’s lead DFC candidate, MK-1406 (formerly CD388), is a long-acting antiviral designed to prevent seasonal and pandemic influenza. MK-1406 is currently being evaluated among adult and adolescent participants who are at higher risk of developing complications from influenza. Merck anticipates the transaction will be accounted for as an asset acquisition since MK-1406 is expected to account for substantially all of the fair value of the gross assets to be acquired (excluding cash and deferred income taxes). Merck expects to record a charge of approximately $9.0 billion to Research and development expenses, or approximately $3.65 per share, in the first quarter of 2026 for acquired IPR&D with no alternative future use. There are no future contingent payments associated with the acquisition.
In November 2025, Merck reached an agreement with Falk to discontinue an existing contract concerning co-development and co-commercialization rights in certain territories for MK-8690 (formerly PRA-052), and for Merck to assume full responsibility for the development program going forward. MK-8690 is an investigational anti-CD30 ligand monoclonal antibody being evaluated by the Company in an early-stage clinical trial. Under the terms of the agreement, Merck and Falk have discontinued their collaboration based on their existing co-development contract resulting in Merck having secured global rights to MK-8690. In exchange, Merck made a $150 million upfront payment, which the Company recorded as a charge to Research and development expenses in 2025, or approximately $0.05 per share. Falk is also eligible to receive a developmental milestone payment, as well as tiered royalties on sales in certain territories.
In October 2025, Merck and Blackstone Life Sciences (Blackstone) entered into a funding arrangement under which Blackstone will pay Merck up to $700 million in the fourth quarter of 2026 (which is non-refundable, subject to the termination provisions of the agreement) to fund a portion of the Company’s development costs for MK-2870, sacituzumab tirumotecan (sac-TMT), expected to be incurred throughout 2026.
In July 2025, the technology transfer for MK-2010 (LM-299), a novel investigational PD-1/vascular endothelial growth factor (VEGF) bispecific antibody that was licensed from LaNova in 2024, was completed. Accordingly, Merck made a $300 million payment to LaNova that was recorded as a charge to Research and development expenses in 2025, or approximately $0.09 per share.
In May 2025, Merck and Hengrui Pharma closed an exclusive license agreement for MK-7262 (HRS-5346), an investigational oral small molecule Lipoprotein(a) inhibitor. Under the agreement, Hengrui Pharma granted Merck exclusive rights to develop, manufacture and commercialize MK-7262 (HRS-5346) worldwide, excluding the Greater China region. Merck recorded a charge of $200 million to Research and development expenses in 2025, or approximately $0.06 per share, for the upfront payment. Hengrui Pharma is also eligible to receive future contingent payments associated with certain developmental, regulatory and sales-based milestones, as well as tiered royalties on future net sales of MK-7262 (HRS-5346), if approved.

Acquired In-Process Research and Development
In connection with business combinations, the Company records the fair value of in-process research projects which, at the time of acquisition, had not yet reached technological feasibility. At December 31, 2025, the balance of in-process research and development (IPR&D) was $427 million, primarily consisting of MK-1026 (nemtabrutinib), $418 million, which is in Phase 3 clinical development.
The IPR&D projects that remain in development are subject to the inherent risks and uncertainties in drug development and it is possible that the Company will not be able to successfully develop and complete the IPR&D programs and profitably commercialize the underlying product candidates. The time periods to receive approvals from the FDA and other regulatory agencies are subject to uncertainty. Significant delays in the approval process, or the Company’s failure to obtain approval at all, would delay or prevent the Company from realizing revenues from these products. Additionally, if the IPR&D programs require additional clinical trial data than was previously anticipated, or if the programs fail or are abandoned during development, then the Company will not recover the fair value of the IPR&D recorded as an asset as of the acquisition date. If such circumstances were to occur, the Company’s future operating results could be adversely affected and the Company may recognize impairment charges, which could be material.
In 2023, the Company recorded IPR&D impairment charges within Research and development expenses of $779 million (see Note 8 to the consolidated financial statements).
Additional research and development will be required before any of the remaining programs reach technological feasibility. The costs to complete the research projects will depend on whether the projects are brought to their final stages of development and are ultimately submitted to the FDA or other regulatory agencies for approval.
Capital Expenditures
Capital expenditures were $4.1 billion in 2025, $3.4 billion in 2024 and $3.9 billion in 2023. Expenditures in the U.S. were $2.5 billion in 2025, $2.4 billion in 2024 and $2.5 billion in 2023. The Company plans to invest approximately $20 billion in capital projects from 2025-2029, more than $12 billion of which relates to investments in the U.S.
Depreciation expense was $3.0 billion in 2025, $2.1 billion in 2024 and $1.8 billion in 2023, of which $2.2 billion in 2025, $1.4 billion in 2024 and $1.2 billion in 2023, related to locations in the U.S. Total depreciation expense in 2025, 2024 and 2023 included accelerated depreciation of $1.2 billion, $254 million and $140 million, respectively, associated with restructuring activities (see Note 5 to the consolidated financial statements).
Analysis of Liquidity and Capital Resources
Merck’s strong financial profile enables it to fund research and development, finance acquisitions and external alliances, support in-line products and maximize upcoming launches while providing significant cash returns to shareholders.

Selected Data
($ in millions)	2025	2024	2023
Working capital	$15,189	$10,362	$6,474
Total debt to total liabilities and equity	36.0%	31.7%	32.9%
Cash provided by operating activities to total debt	0.3:1	0.6:1	0.4:1
Cash provided by operating activities was $16.5 billion in 2025 compared with $21.5 billion in 2024. The decline in cash provided by operating activities reflects higher income tax payments, which were $6.1 billion in 2025 compared with $3.9 billion in 2024, as well as increased upfront, milestone, option and continuation payments related to certain collaborations, licensing agreements, and acquisitions, which were $3.0 billion in 2025 compared with $1.1 billion in 2024. Cash provided by operating activities continues to be the Company’s primary source of funds to finance operating needs, with excess cash serving as the primary source of funds to finance business development transactions, capital expenditures, dividends paid to shareholders and treasury stock purchases.
Cash used in investing activities was $13.7 billion in 2025 compared with $7.7 billion in 2024. The higher use of cash in investing activities was primarily due to higher cash used for acquisitions (including the acquisition of Verona Pharma), higher capital expenditures (including the acquisition of a facility from WuXi Vaccines), and higher purchases of securities and other investments, partially offset higher proceeds from sales of securities and other investments.

Cash used in financing activities was $1.9 billion in 2025 compared with $7.0 billion in 2024. The lower use of cash in financing activities was primarily due to higher proceeds from the issuance of debt (see below), partially offset by higher purchases of treasury stock, higher payments on long-term debt (see below), higher dividends paid to shareholders, and lower proceeds from the exercise of stock options.
In December 2025, the Company issued $8.0 billion aggregate principal amount of senior unsecured notes. The Company used the net proceeds from the offering for general corporate purposes, including to fund a portion of the approximately $9.2 billion cash consideration for the January 2026 acquisition of Cidara, including related fees and expenses (see Note 3 to the consolidated financial statements). In September 2025, the Company issued $6.0 billion aggregate principal amount of senior unsecured notes. The Company used the net proceeds from the offering for general corporate purposes, including to fund a portion of the $10.4 billion cash consideration for the October 2025 acquisition of Verona Pharma, including related fees and expenses (see Note 3 to the consolidated financial statements).
In May 2024, MSD Netherlands Capital B.V., a wholly owned finance subsidiary of Merck, completed a registered public offering of €3.4 billion in aggregate principal amount of euro-dominated senior notes. The net cash proceeds from the offering were used for general corporate purposes.
In May 2023, the Company issued $6.0 billion in aggregate principal amount of senior unsecured notes. The Company used a portion of the net proceeds from the offering to fund a portion of the $11.0 billion cash consideration paid for the acquisition of Prometheus Biosciences, Inc., including related fees and expenses, and used the remaining net proceeds for general corporate purposes including to repay commercial paper borrowings and other indebtedness with upcoming maturities.
In 2025, the Company’s $2.5 billion, 2.75% notes matured in accordance with their terms and were repaid. In 2024, the Company’s $750 million, 2.90% notes and the Company’s €500 million, 0.50% euro-denominated notes matured in accordance with their terms and were repaid. In 2023, the Company’s $1.75 billion, 2.80% notes matured in accordance with their terms and were repaid.
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
Effective as of November 3, 2009, the Company executed a full and unconditional guarantee of the then existing debt of its subsidiary Merck Sharp & Dohme Corp. (MSD, now Merck Sharp & Dohme LLC) and MSD executed a full and unconditional guarantee of the then existing debt of the Company (excluding commercial paper), including for payments of principal and interest. These guarantees do not extend to debt issued subsequent to that date.
In November 2025, Merck’s Board of Directors increased the quarterly dividend, declaring a quarterly dividend of $0.85 per share on the Company’s outstanding common stock for the first quarter of 2026 that was paid in January 2026. In January 2026, the Board of Directors declared a quarterly dividend of $0.85 per share on the Company’s outstanding common stock for the second quarter of 2026 payable in April 2026.
In January 2025, Merck’s Board of Directors authorized purchases of up to $10 billion of Merck’s common stock for its treasury. The treasury stock purchase authorization has no time limit and will be made over time in open-market transactions, block transactions on or off an exchange, or in privately negotiated transactions. In 2025, the Company purchased $5.1 billion (approximately 59 million shares) of its common stock for its treasury under this and a previously authorized share repurchase program. As of December 31, 2025, the Company’s remaining share repurchase authorization was $7.3 billion. The Company purchased $1.3 billion of its common stock during 2024 under an authorized share repurchase program.
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
License-Related Payments — At December 31, 2025, the Company has accrued liabilities for contingent sales-based milestone payments of $890 million related to a license agreement with Alteogen Inc. where payment is dependent upon the achievement of the corresponding milestone. See Note 3 to the consolidated financial statements for additional information related to these payments.
Purchase Obligations — Purchase obligations are enforceable and legally binding obligations for purchases of goods and services including minimum inventory contracts, research and development and advertising. As of December 31, 2025, the Company had total purchase obligations of $6.5 billion, of which $2.7 billion is estimated to be payable in 2026.
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
The objective of the revenue hedging program is to reduce the variability caused by changes in foreign exchange rates that would affect the U.S. dollar value of future cash flows derived from foreign currency denominated sales, primarily the euro, Japanese yen and Chinese renminbi.. To achieve this objective, the Company will hedge a portion of its forecasted foreign currency denominated third-party and intercompany distributor entity sales (forecasted sales) that are expected to occur over its planning cycle, typically no more than two years into the future. The Company will layer in hedges over time, increasing the portion of forecasted sales hedged as it gets closer to the expected date of the forecasted sales. The portion of forecasted sales hedged is based on assessments of cost-benefit profiles that consider natural offsetting exposures, revenue and foreign exchange rate volatilities and correlations, and the cost of hedging instruments. The Company manages its anticipated transaction exposure principally with purchased local currency put options, forward contracts, and purchased collar options.
The fair values of these derivative contracts are recorded as either assets (gain positions) or liabilities (loss positions) in the Consolidated Balance Sheet. Changes in the fair value of derivative contracts are recorded each period in either current earnings or Other Comprehensive Income (Loss) (OCI), depending on whether the derivative is designated as part of a hedge transaction and, if so, the type of hedge transaction. For derivatives that are designated as cash flow hedges, the unrealized gains or losses on these contracts are recorded in Accumulated Other Comprehensive Loss (AOCL) and reclassified into Sales when the hedged anticipated revenue is recognized. The amount reclassified into earnings as a result of the discontinuation of cash flow hedges because it was no longer deemed probable the forecasted hedged transactions would occur was not material for the years ended December 31, 2025, 2024 or 2023. For those derivatives which are not designated as cash flow hedges, but serve as economic hedges of forecasted sales, unrealized gains or losses are recorded in Sales each period. The cash flows from both designated and non-designated contracts are reported as operating activities in the Consolidated Statement of Cash Flows. The Company does not enter into derivatives for trading or speculative purposes.
Because Merck principally sells foreign currency in its revenue hedging program, a uniform weakening of the U.S. dollar would yield the largest overall potential loss in the market value of these hedge instruments. The market value of Merck’s hedges would have declined by an estimated $671 million and $569 million at December 31, 2025 and 2024, respectively, from a uniform 10% weakening of the U.S. dollar. The market value was determined using a foreign exchange option pricing model and holding all factors except exchange rates constant. Although not predictive in nature, the Company believes that a 10% threshold reflects reasonably possible near-term changes in Merck’s major foreign currency exposures relative to the U.S. dollar.

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
A sensitivity analysis to changes in the value of the U.S. dollar on foreign currency denominated derivatives, investments, and monetary assets and liabilities indicated that if the U.S. dollar uniformly weakened by 10% against all currency exposures of the Company at December 31, 2025 and 2024, Income Before Taxes would have declined by approximately $131 million and $239 million in 2025 and 2024, respectively. Because the Company was in a net short (payable) position relative to its major foreign currencies after consideration of forward contracts, a uniform weakening of the U.S. dollar will yield the largest overall potential net loss in earnings due to exchange. This measurement assumes that a change in one foreign currency relative to the U.S. dollar would not affect other foreign currencies relative to the U.S. dollar. Although not predictive in nature, the Company believes that a 10% threshold reflects reasonably possible near-term changes in Merck’s major foreign currency exposures relative to the U.S. dollar. The cash flows from these contracts are reported as operating activities in the Consolidated Statement of Cash Flows.
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
At December 31, 2025, the Company was a party to seven pay-floating, receive-fixed interest rate swap contracts designated as fair value hedges of the fixed-rate notes as detailed in the table below.

($ in millions)	2025
Debt Instrument	Par Value of Debt	Number of Interest Rate Swaps Held	Total Swap Notional Amount
4.50% notes due 2033	$1,500	6	$1,500
5.00% notes due 2053	1,500	1	250
The interest rate swap contracts are designated hedges of the fair value changes in the notes attributable to changes in the benchmark Secured Overnight Financing Rate (SOFR) swap rate. The fair value changes in the notes attributable to changes in the SOFR swap rate are recorded in interest expense along with the offsetting fair value changes in the swap contracts. In February 2026, the Company entered into an additional interest rate swap with a notional amount of $250 million related to its 5.00% notes due 2053. The cash flows from these contracts are reported as operating activities in the Consolidated Statement of Cash Flows.
The Company’s investment portfolio includes cash equivalents and short-term investments, the market values of which are not significantly affected by changes in interest rates. The market value of the Company’s medium- to long-term fixed-rate investments is modestly affected by changes in U.S. interest rates. Changes in medium- to long-term U.S. interest rates have a more significant impact on the market value of the Company’s fixed-rate borrowings, which generally have longer maturities. A sensitivity analysis to measure potential changes in the market value of Merck’s investments and debt from a change in interest rates indicated that a one percentage point increase in interest rates at December 31, 2025 and 2024 would have positively affected the net aggregate market value of these instruments by $3.4 billion and $2.4 billion, respectively. A one percentage point decrease at December 31, 2025 and 2024 would have negatively affected the net aggregate market value by $4.0 billion and $2.9 billion, respectively. The fair value of Merck’s debt was determined using pricing models reflecting one percentage point shifts in the appropriate yield curves. The fair values of Merck’s investments were determined using a combination of pricing and duration models.
Critical Accounting Estimates
The Company’s consolidated financial statements are prepared in conformity with GAAP and, accordingly, include certain amounts that are based on management’s best estimates and judgments. Estimates are used when accounting for amounts recorded in connection with acquisitions, including initial fair value determinations of assets and liabilities in a business combination (primarily IPR&D, other intangible assets and contingent consideration), as well as subsequent fair value measurements. Additionally, estimates are used in determining such items as provisions for sales discounts, rebates and returns, depreciable and amortizable lives, recoverability of inventories (including those produced in preparation for product launches), amounts recorded for contingencies, environmental liabilities, contingent sales-based milestone payments and other reserves, pension and other postretirement benefit plan assumptions, share-based compensation assumptions, restructuring costs, impairments of long-lived assets (including intangible assets and goodwill) and investments, and taxes on income. Because of the uncertainty inherent in such estimates, actual results may differ from these estimates. Application of the following accounting policies result in accounting estimates having the potential for the most significant impact on the financial statements.
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
If the Company determines the assets acquired do not meet the definition of a business under the acquisition method of accounting, the transaction will be accounted for as an asset acquisition rather than a business combination and, therefore, no goodwill will be recorded. In an asset acquisition, acquired IPR&D with no alternative future use is charged to expense, currently marketed products are capitalized as intangible assets, and contingent consideration is not recognized at the acquisition date.
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
Summarized information about changes in the aggregate customer discount accrual related to U.S. sales is as follows:

($ in millions)	2025	2024
Balance January 1	$2,463	$2,486
Current provision	10,219	13,450
Adjustments to prior years	(249)	(139)
Payments	(10,669)	(13,334)
Balance December 31	$1,764	$2,463
Accruals for chargebacks are reflected as a direct reduction to accounts receivable and accruals for rebates as current liabilities. The accrued balances relative to these provisions included in Accounts receivable and Accrued and other current liabilities were $295 million and $1.5 billion, respectively, at December 31, 2025 and were $293 million and $2.2 billion, respectively, at December 31, 2024.
Outside of the U.S., variable consideration in the form of discounts and rebates are a combination of commercially-driven discounts in highly competitive product classes, discounts required to gain or maintain reimbursement, or legislatively mandated rebates. In certain European countries, legislatively mandated rebates are calculated based on an estimate of the government’s total unbudgeted health care spending and the Company’s specific payback obligation. Rebates may also be required based on specific product sales thresholds. The Company applies an estimated factor against its actual invoiced sales to represent the expected level of future discount or rebate obligations associated with the sale.
The Company maintains a returns policy that allows its U.S. pharmaceutical customers to return product within a specified period prior to and subsequent to the expiration date (generally, three to six months before and 12 months after product expiration). The estimate of the provision for returns is based upon historical experience with actual returns. Additionally, the Company considers factors such as levels of inventory in the distribution channel, product dating and expiration period, whether products have been discontinued, entrance in the market of generic or other competition, changes in formularies or launch of over-the-counter products, among others. The product returns provision for U.S. pharmaceutical sales as a percentage of U.S. net pharmaceutical sales was 0.6% in 2025, 0.8% in 2024, and 1.0% in 2023. Outside of the U.S., returns are only allowed in certain countries on a limited basis.
Merck’s payment terms for U.S. pharmaceutical products are typically 35 days from receipt of invoice and for U.S. animal health products are typically 30 days from receipt of invoice; however, certain products have longer payment terms, including Keytruda, which has payment terms of 90 days. Payment terms for vaccine products in the U.S. typically range from 30 days to 60 days. Outside of the U.S., payment terms are typically 30 days to 90 days, although certain markets have longer payment terms.
Through its distribution programs with U.S. wholesalers, the Company encourages wholesalers to align purchases with underlying demand and maintain inventories within certain ranges. The terms of the programs allow the wholesalers to earn fees upon providing visibility into their inventory levels, as well as by achieving certain performance parameters such as inventory management, customer service levels, reporting of data, and providing central product distribution. Information provided through the wholesaler distribution programs includes items such as sales trends, inventory on-hand, on-order quantity and customer service level metrics.
Inventories
Inventories are valued at the lower of cost or net realizable value. Inventories consist of currently marketed products, as well as certain inventories produced in preparation for product launches that are considered by the Company to be probable of obtaining regulatory approval. The Company capitalizes inventories produced in preparation for product launches sufficient to support estimated initial market demand. Capitalization of such inventory does not begin until regulatory approval is considered by the Company to be probable. The Company monitors the status of each respective product during the research and regulatory approval process. If the Company is aware of any specific risks or contingencies other than the normal regulatory approval process or if there are any specific issues identified during the research process relating to safety, efficacy, manufacturing, marketing or labeling, the related inventory would generally not be capitalized. The Company makes ongoing estimates relating to the net realizable value of inventories based upon its assumptions about future demand in relation to inventory levels and expiry dates. Expiry dates of the inventory are affected by the stage of completion. The Company manages the levels of inventory at each stage to optimize the shelf life of the inventory in relation to anticipated market demand in order to avoid product expiry issues. If future demand for the Company’s products are less favorable than forecasted, inventory write-downs may be required.
Contingencies and Environmental Liabilities
The Company is involved in various claims and legal proceedings of a nature considered normal to its business, including product liability, intellectual property, commercial litigation and securities litigation, as well as certain additional matters, including governmental and environmental matters. See Note 10 to the consolidated financial statements for additional information. The Company records accruals for contingencies when it is probable that a liability has been incurred and the amount can be reasonably estimated. These accruals are adjusted periodically as assessments change or additional information becomes available. Generally, for product liability claims, a portion of the overall accrual is actuarially determined and considers such factors as past experience, number of claims reported and estimates of claims incurred but not yet reported. Individually significant contingent losses are accrued when probable and reasonably estimable.
Legal defense costs expected to be incurred in connection with a loss contingency are accrued when probable and reasonably estimable. Some of the significant factors considered in the review of these legal defense reserves are as follows: the actual costs incurred by the Company; the development of the Company’s legal defense strategy and structure in light of the scope of its litigation; the number of cases being brought against the Company; the costs and outcomes of completed trials and the most current information regarding anticipated timing, progression, and related costs of pre-trial activities and trials in the associated litigation. The amount of legal defense reserves as of December 31, 2025 and 2024 of approximately $245 million and $225 million, respectively, represents the Company’s best estimate of the minimum amount of defense costs to be incurred in connection with its outstanding litigation; however, events such as additional trials and other events that could arise in the course of its litigation could affect the ultimate amount of legal defense costs to be incurred by the Company. The Company will continue to monitor its legal defense costs and review the adequacy of the associated reserves and may determine to increase the reserves at any time in the future if, based upon the factors set forth, it believes it would be appropriate to do so.
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

The Company believes that there are no compliance issues associated with applicable environmental laws and regulations that would have a material adverse effect on the Company. Expenditures for remediation and environmental liabilities were $8 million in 2025 and are estimated to be $26 million in the aggregate for the years 2026 through 2030. In management’s opinion, the liabilities for all environmental matters that are probable and reasonably estimable have been accrued and totaled $42 million and $41 million at December 31, 2025 and 2024, respectively. These liabilities are undiscounted, do not consider potential recoveries from other parties and will be paid out over the periods of remediation for the applicable sites, which are expected to occur primarily over the next 15 years. Although it is not possible to predict with certainty the outcome of these matters, or the ultimate costs of remediation, management does not believe that any reasonably possible expenditures that may be incurred in excess of the liabilities accrued should exceed approximately $58 million in the aggregate. Management also does not believe that these expenditures should result in a material adverse effect on the Company’s financial condition, results of operations or liquidity for any year.
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

Item 8.Financial Statements and Supplementary Data.
(a)Financial Statements
The consolidated balance sheet of Merck & Co., Inc. and subsidiaries as of December 31, 2025 and 2024, and the related consolidated statements of income, of comprehensive income (loss), of equity and of cash flows for each of the three years in the period ended December 31, 2025, the notes to consolidated financial statements, and the report dated February 24, 2026 of PricewaterhouseCoopers LLP, independent registered public accounting firm, are as follows:
Consolidated Statement of Income
Merck & Co., Inc. and Subsidiaries
Years Ended December 31
($ in millions except per share amounts)

	2025	2024	2023
Sales	$65,011	$64,168	$60,115
Costs, Expenses and Other
Cost of sales	16,382	15,193	16,126
Selling, general and administrative	10,733	10,816	10,504
Research and development	15,789	17,938	30,531
Restructuring costs	889	309	599
Other (income) expense, net	151	(24)	466
	43,944	44,232	58,226
Income Before Taxes	21,067	19,936	1,889
Taxes on Income	2,804	2,803	1,512
Net Income	18,263	17,133	377
Less: Net Income Attributable to Noncontrolling Interests	9	16	12
Net Income Attributable to Merck & Co., Inc.	$18,254	$17,117	$365
Basic Earnings per Common Share Attributable to Merck & Co., Inc. Common Shareholders	$7.30	$6.76	$0.14
Earnings per Common Share Assuming Dilution Attributable to Merck & Co., Inc. Common Shareholders	$7.28	$6.74	$0.14
Consolidated Statement of Comprehensive Income (Loss)
Merck & Co., Inc. and Subsidiaries
Years Ended December 31
($ in millions)

	2025	2024	2023
Net Income Attributable to Merck & Co., Inc.	$18,254	$17,117	$365
Other Comprehensive Income (Loss) Net of Taxes:
Net unrealized (loss) income on derivatives, net of reclassifications	(347)	266	(97)
Benefit plan net gain (loss) and prior service credit (cost), net of amortization	828	466	(385)
Cumulative translation adjustment	177	(516)	89
	658	216	(393)
Comprehensive Income (Loss) Attributable to Merck & Co., Inc.	$18,912	$17,333	$(28)
The accompanying notes are an integral part of these consolidated financial statements.

Consolidated Balance Sheet
Merck & Co., Inc. and Subsidiaries
December 31
($ in millions except per share amounts)

	2025	2024
Assets
Current Assets
Cash and cash equivalents	$14,565	$13,242
Short-term investments	—	447
Accounts receivable (net of allowance for doubtful accounts of $97 in 2025 and $89 in 2024)	11,775	10,278
Inventories (excludes inventories of $5,681 in 2025 and $4,193 in 2024 classified in Other assets - see Note 7)	6,658	6,109
Other current assets	10,518	8,706
Total current assets	43,516	38,782
Investments	956	463
Property, Plant and Equipment (at cost)
Land	321	307
Buildings	17,983	16,360
Machinery, equipment and office furnishings	19,760	18,283
Construction in progress	9,166	7,984
	47,230	42,934
Less: accumulated depreciation	21,914	19,155
	25,316	23,779
Goodwill	21,579	21,668
Other Intangibles, Net	26,681	16,370
Other Assets	18,818	16,044
	$136,866	$117,106
Liabilities and Equity
Current Liabilities
Loans payable and current portion of long-term debt	$2,589	$2,649
Trade accounts payable	4,404	4,079
Accrued and other current liabilities	14,468	15,694
Income taxes payable	4,726	3,914
Dividends payable	2,140	2,084
Total current liabilities	28,327	28,420
Long-Term Debt	46,750	34,462
Deferred Income Taxes	1,439	1,387
Other Noncurrent Liabilities	7,688	6,465
Merck & Co., Inc. Stockholders’ Equity
Common stock, $0.50 par value Authorized - 6,500,000,000 shares Issued - 3,577,103,522 shares in 2025 and 2024	1,788	1,788
Other paid-in capital	45,029	44,704
Retained earnings	73,075	63,069
Accumulated other comprehensive loss	(4,287)	(4,945)
	115,605	104,616
Less treasury stock, at cost: 1,102,476,756 shares in 2025 and 1,049,466,187 shares in 2024	62,999	58,303
Total Merck & Co., Inc. stockholders’ equity	52,606	46,313
Noncontrolling Interests	56	59
Total equity	52,662	46,372
	$136,866	$117,106
The accompanying notes are an integral part of this consolidated financial statement.

Consolidated Statement of Equity
Merck & Co., Inc. and Subsidiaries
Years Ended December 31
($ in millions except per share amounts)

	Common Stock	Other Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Non- controlling Interests	Total
Balance January 1, 2023	$1,788	$44,379	$61,081	$(4,768)	$(56,489)	$67	$46,058
Net income attributable to Merck & Co., Inc.	—	—	365	—	—	—	365
Other comprehensive loss, net of taxes	—	—	—	(393)	—	—	(393)
Cash dividends declared on common stock ($2.96 per share)	—	—	(7,551)	—	—	—	(7,551)
Treasury stock shares purchased	—	—	—	—	(1,346)	—	(1,346)
Net income attributable to noncontrolling interests	—	—	—	—	—	12	12
Distributions attributable to noncontrolling interests	—	—	—	—	—	(25)	(25)
Share-based compensation plans and other	—	130	—	—	385	—	515
Balance December 31, 2023	1,788	44,509	53,895	(5,161)	(57,450)	54	37,635
Net income attributable to Merck & Co., Inc.	—	—	17,117	—	—	—	17,117
Other comprehensive income, net of taxes	—	—	—	216	—	—	216
Cash dividends declared on common stock ($3.12 per share)	—	—	(7,943)	—	—	—	(7,943)
Treasury stock shares purchased	—	—	—	—	(1,306)	—	(1,306)
Net income attributable to noncontrolling interests	—	—	—	—	—	16	16
Distributions attributable to noncontrolling interests	—	—	—	—	—	(12)	(12)
Share-based compensation plans and other	—	195	—	—	453	1	649
Balance December 31, 2024	1,788	44,704	63,069	(4,945)	(58,303)	59	46,372
Net income attributable to Merck & Co., Inc.	—	—	18,254	—	—	—	18,254
Other comprehensive income, net of taxes	—	—	—	658	—	—	658
Cash dividends declared on common stock ($3.28 per share)	—	—	(8,248)	—	—	—	(8,248)
Treasury stock shares purchased	—	—	—	—	(5,084)	—	(5,084)
Net income attributable to noncontrolling interests	—	—	—	—	—	9	9
Distributions attributable to noncontrolling interests	—	—	—	—	—	(12)	(12)
Share-based compensation plans and other	—	325	—	—	388	—	713
Balance December 31, 2025	$1,788	$45,029	$73,075	$(4,287)	$(62,999)	$56	$52,662
The accompanying notes are an integral part of this consolidated financial statement.

Consolidated Statement of Cash Flows
Merck & Co., Inc. and Subsidiaries
Years Ended December 31
($ in millions)

	2025	2024	2023
Cash Flows from Operating Activities
Net income	$18,263	$17,133	$377
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization	2,793	2,395	2,044
Depreciation	3,045	2,104	1,828
Intangible asset impairment charges	55	39	792
Income from investments in equity securities, net	(368)	(14)	(340)
Charges for certain research and development asset acquisitions	—	3,456	11,409
Deferred income taxes	(1,671)	(1,249)	(1,899)
Share-based compensation	820	761	645
Other	511	510	355
Net changes in assets and liabilities:
Accounts receivable	(1,090)	(244)	(1,148)
Inventories	(1,180)	(835)	(816)
Trade accounts payable	110	182	(380)
Accrued and other current liabilities	(1,841)	(2,328)	1,783
Income taxes payable	137	1,023	214
Noncurrent liabilities	195	(49)	456
Other	(3,307)	(1,416)	(2,314)
Net Cash Provided by Operating Activities	16,472	21,468	13,006
Cash Flows from Investing Activities
Capital expenditures	(4,112)	(3,372)	(3,863)
Purchases of securities and other investments	(1,207)	(519)	(955)
Proceeds from sales of securities and other investments	1,678	377	1,658
Proceeds from sale of Seagen Inc. common stock	—	—	1,145
Acquisition of Verona Pharma plc, net of cash acquired	(10,042)	—	—
Acquisition of Eyebiotech Limited, net of cash acquired	—	(1,344)	—
Acquisition of Elanco Animal Health Incorporated aqua business	—	(1,303)	—
Acquisition of Harpoon Therapeutics, Inc., net of cash acquired	—	(746)	—
Acquisition of MK-1045 from Curon Pharmaceutical	—	(700)	—
Acquisition of Prometheus Biosciences, Inc., net of cash acquired	—	—	(10,705)
Acquisition of Imago BioSciences Inc., net of cash acquired	—	—	(1,327)
Other	(58)	(127)	(36)
Net Cash Used in Investing Activities	(13,741)	(7,734)	(14,083)
Cash Flows from Financing Activities
Payments on debt	(2,503)	(1,290)	(1,755)
Proceeds from issuance of debt	13,880	3,599	5,939
Purchases of treasury stock	(5,084)	(1,306)	(1,346)
Dividends paid to stockholders	(8,176)	(7,840)	(7,445)
Proceeds from exercise of stock options	92	177	125
Other	(131)	(372)	(328)
Net Cash Used in Financing Activities	(1,922)	(7,032)	(4,810)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	563	(293)	23
Net Increase (Decrease) in Cash, Cash Equivalents and Restricted Cash	1,372	6,409	(5,864)
Cash, Cash Equivalents and Restricted Cash at Beginning of Year (includes $76, $68 and $79 of restricted cash at January 1, 2025, 2024 and 2023, respectively, included in Other current assets)	13,318	6,909	12,773
Cash, Cash Equivalents and Restricted Cash at End of Year (includes $125, $76 and $68 of restricted cash at December 31, 2025, 2024 and 2023, respectively, included in Other current assets)	$14,690	$13,318	$6,909
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
The Pharmaceutical segment includes human health pharmaceutical and vaccine products. Human health pharmaceutical products consist of therapeutic and preventive agents, generally sold by prescription, for the treatment of human disorders. The Company sells these human health pharmaceutical products primarily to drug wholesalers and retailers, hospitals, government agencies, and managed health care providers such as health maintenance organizations, pharmacy benefit managers and other institutions. Human health vaccine products consist of preventive pediatric, adolescent and adult vaccines. The Company sells these human health vaccines primarily to physicians, wholesalers, distributors and government entities.
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
If the Company determines the assets acquired do not meet the definition of a business under the acquisition method of accounting, the transaction will be accounted for as an asset acquisition rather than a business combination and, therefore, no goodwill will be recorded. In an asset acquisition, acquired in-process research and development (IPR&D) with no alternative future use is charged to expense, currently marketed products are capitalized as intangible assets, and contingent consideration is not recognized at the acquisition date.
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
Cash Equivalents — Cash equivalents consist of certain highly liquid investments with original maturities of less than three months.
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
The U.S. provision for aggregate customer discounts covering chargebacks and rebates was $10.0 billion in 2025, $13.3 billion in 2024 and $12.5 billion in 2023. Chargebacks are discounts that occur when a contracted customer purchases through an intermediary wholesaler. The wholesaler then charges the Company back for the difference between the price initially paid by the wholesaler and the contract price agreed to between Merck and the customer. The provision for chargebacks is based on expected sell-through levels by the Company’s wholesale customers to contracted customers, as well as estimated wholesaler inventory levels. Rebates are amounts owed based upon definitive contractual agreements or legal requirements with private sector and public sector (Medicaid and Medicare Part D) benefit providers after the final dispensing of the product to a benefit plan participant. The provision for rebates is based on expected patient usage, as well as inventory levels in the distribution channel to determine the contractual obligation to the benefit providers. The Company uses historical customer segment utilization mix, sales forecasts, changes to product mix and price, inventory levels in the distribution channel, government pricing calculations and prior payment history in order to estimate the expected provision. Amounts accrued for aggregate customer discounts are evaluated on a quarterly basis through comparison of information provided by the wholesalers, health maintenance organizations, pharmacy benefit managers, federal and state agencies, and other customers to the amounts accrued. The accrued balances relative to the provisions for chargebacks and rebates included in Accounts receivable and Accrued and other current liabilities were $295 million and $1.5 billion, respectively, at December 31, 2025 and were $293 million and $2.2 billion, respectively, at December 31, 2024.
Outside of the U.S., variable consideration in the form of discounts and rebates are a combination of commercially-driven discounts in highly competitive product classes, discounts required to gain or maintain reimbursement, or legislatively mandated rebates. In certain European countries, legislatively mandated rebates are calculated based on an estimate of the government’s total unbudgeted health care spending and the Company’s specific payback obligation. Rebates may also be required based on specific product sales thresholds. The Company applies an estimated factor against its actual invoiced sales to represent the expected level of future discount or rebate obligations associated with the sale.
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
Merck’s payment terms for U.S. pharmaceutical products are typically 35 days from receipt of invoice and for U.S. animal health products are typically 30 days from receipt of invoice; however, certain products have longer payment terms, including Keytruda (pembrolizumab), which has payment terms of 90 days. Payment terms for vaccine products in the U.S. typically range from 30 days to 60 days. Outside of the U.S., payment terms are typically 30 days to 90 days, although certain markets have longer payment terms.
See Note 18 for disaggregated revenue disclosures.
Depreciation — Depreciation is provided over the estimated useful lives of the assets, principally using the straight-line method. For tax purposes, accelerated tax methods are used. The estimated useful lives primarily range from 25 to 45 years for Buildings, and from 3 to 15 years for Machinery, equipment and office furnishings. Depreciation expense was $3.0 billion in 2025, $2.1 billion in 2024 and $1.8 billion in 2023.
Advertising and Promotion Costs — Advertising and promotion costs are expensed as incurred. The Company recorded advertising and promotion expenses of $2.3 billion in 2025, $2.4 billion in 2024 and $2.3 billion in 2023.
Software Capitalization — The Company capitalizes certain costs incurred in connection with obtaining or developing internal-use software including external direct costs of material and services, and payroll costs for employees directly involved with the software development. These costs are included in Property, plant and equipment. The Company also capitalizes certain costs incurred to implement cloud computing arrangements, which are considered service agreements. These costs are included in Other Assets. Capitalized software costs are being amortized over periods ranging from 2 to 10 years (which include contract renewal periods for cloud computing arrangements that are reasonably certain to occur), with the longer lives generally associated with enterprise-wide projects implemented over multiple years. Costs incurred during the preliminary project stage and post-implementation stage, as well as maintenance and training costs, are expensed as incurred.
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
Acquired Intangibles — Intangibles acquired in business combinations and asset acquisitions include product rights, trade names and patents, licenses and other, which are initially recorded at fair value, assigned an estimated useful life, and amortized primarily on a straight-line basis over their estimated useful lives ranging from 2 to 24 years. The Company periodically evaluates whether current facts or circumstances indicate that the carrying values of its acquired intangibles may not be recoverable. If such circumstances are determined to exist, an estimate of the undiscounted future cash flows of these assets, or appropriate asset groupings, is compared to the carrying value to determine whether an impairment exists. If the asset is determined to be impaired, the loss is measured based on the difference between the carrying value of the intangible asset and its fair value, which is determined based on the net present value of estimated future cash flows.
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
Collaborative Arrangements — Merck has entered into collaborative arrangements that provide the Company with varying rights to develop, produce and market products together with its collaborative partners. When Merck is the principal on sales transactions with third parties, the Company recognizes sales, cost of sales and selling, general and administrative expenses on a gross basis. Profit sharing amounts it pays to its collaborative partners are recorded within Cost of sales. When the collaborative partner is the principal on sales transactions with third parties, the Company records profit sharing amounts received from its collaborative partners as alliance revenue (within Sales). Alliance revenue is recorded net of cost of sales and includes an adjustment to share commercialization costs between the partners in accordance with the collaboration agreement. The adjustment is determined by comparing the commercialization costs Merck has incurred directly and reported within Selling, general and administrative expenses with the costs the collaborative partner has incurred. Research and development costs Merck incurs related to collaborations are recorded within Research and development expenses. Cost reimbursements to the collaborative partner or payments received from the collaborative partner to share these costs pursuant to the terms of the collaboration agreements are recorded as increases or decreases to Research and development expenses, respectively.
In addition, the terms of the collaboration agreements may require the Company to make payments based upon the achievement of certain developmental, regulatory approval or commercial milestones. Upfront and milestone payments payable by Merck to collaborative partners prior to regulatory approval are expensed as incurred and included in Research and development expenses. Payments due to collaborative partners upon or subsequent to regulatory approval are capitalized and amortized to Cost of sales over the estimated useful life of the corresponding intangible asset, provided that future cash flows support the amounts capitalized. Sales-based milestones payable by Merck to collaborative partners are accrued and capitalized, subject to cumulative amortization catch-up, when determined by the Company to be probable of being achieved based on future sales forecasts. The amortization catch-up is calculated either from the time of the first regulatory approval for products that were unapproved at the time the collaboration was formed or, for new indications of approved products, from the time of the formation of the collaboration. The related intangible asset that is recognized is amortized to Cost of sales over its estimated remaining useful life, subject to impairment testing.
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
Taxes on Income — Deferred taxes are recognized for the future tax effects of temporary differences between financial and income tax reporting based on enacted tax laws and rates. The Company evaluates tax positions to determine whether the benefits of tax positions are more likely than not of being sustained upon audit based on the technical merits of the tax position. For tax positions that are more likely than not of being sustained upon audit, the Company recognizes the amount of the benefit that is greater than 50% likely of being realized upon ultimate settlement in the financial statements. For tax positions that are not more likely than not of being sustained upon audit, the Company does not recognize any portion of the benefit in the financial statements. The Company recognizes interest and penalties associated with uncertain tax positions as a component of Taxes on Income. The Company accounts for the tax effects of the tax on global intangible low-taxed income (GILTI) of certain foreign subsidiaries in the income tax provision in the period the tax arises. H.R. 1 - One Big Beautiful Bill Act (OBBBA) renamed the provision for taxes on foreign earnings from GILTI to net controlled foreign corporation tested income (NCTI). The Company’s policy for releasing disproportionate income tax effects from AOCL is to utilize the item-by-item approach.
Reclassifications — Certain reclassifications have been made to prior year amounts to conform to the current year presentation.
Use of Estimates — The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the U.S. (GAAP) and, accordingly, include certain amounts that are based on management’s best estimates and judgments. Estimates are used when accounting for amounts recorded in connection with acquisitions, including initial fair value determinations of assets and liabilities in a business combination (primarily IPR&D, other intangible assets and contingent consideration), as well as subsequent fair value measurements. Additionally, estimates are used in determining such items as provisions for sales discounts, rebates and returns, depreciable and amortizable lives, recoverability of inventories (including those produced in preparation for product launches), amounts recorded for contingencies, environmental liabilities, contingent sales-based milestone payments and other reserves, pension and other postretirement benefit plan assumptions, share-based compensation assumptions, restructuring costs, impairments of long-lived assets (including intangible assets and goodwill) and investments, and taxes on income. Because of the uncertainty inherent in such estimates, actual results may differ from these estimates.
Recently Adopted Accounting Standards — In December 2023, the Financial Accounting Standards Board (FASB) issued guidance intended to improve the transparency of income tax disclosures by requiring consistent categories and disaggregation of information in the effective income tax rate reconciliation and income taxes paid disclosures by jurisdiction. The guidance also includes other amendments to improve the effectiveness of income tax disclosures by removing certain previously required disclosures. The Company elected to prospectively adopt the guidance effective for 2025 annual reporting. The adoption primarily resulted in incremental disclosures to the Company’s income tax disclosures contained in Note 15.
In September 2025, the FASB issued amended guidance to reduce the complexity of evaluating whether contracts are derivatives by adding a scope exception (which may apply to certain R&D funding arrangements) to exclude from derivative accounting non-exchange-traded contracts with variables (underlyings) that are based on operations or activities specific to one of the parties to the contract. The Company adopted the guidance on October 1, 2025, effective for full year 2025 on a prospective basis. The Company did not have any contracts that were affected by the adoption of this new standard; therefore, there was no impact to the Company’s consolidated financial statements upon adoption.
Recently Issued Accounting Standards Not Yet Adopted — In November 2024, the FASB issued guidance intended to improve financial reporting by requiring entities to disclose additional information about specific expense categories for interim and annual reporting periods. The guidance is effective for 2027 annual reporting and 2028 interim reporting. Early adoption is permitted. The guidance, which can be applied on a prospective or retrospective basis, will result in incremental disclosures within the footnotes to the Company’s financial statements.
In December 2025, the FASB issued guidance that includes requirements for recognition of government grants in a Company’s financial statements as well as disclosure requirements, including the nature of the government grant received, the accounting policies used to account for the grant, and significant terms and conditions of the grant. The guidance is effective for 2029 interim and annual reporting on a modified prospective, modified retrospective or retrospective approach. Early adoption is permitted as of the beginning of an annual reporting period. The Company is currently evaluating the impact of adoption on its consolidated financial statements.
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
Recent Transactions
In January 2026, Merck acquired Cidara Therapeutics, Inc. (Cidara), a biotechnology company developing drug-Fc conjugate (DFC) therapeutics, for approximately $9.2 billion (including payments to settle share-based equity awards). Cidara’s lead DFC candidate, MK-1406 (formerly CD388), is a long-acting antiviral designed to prevent seasonal and pandemic influenza. MK-1406 is currently being evaluated among adult and adolescent participants who are at higher risk of developing complications from influenza. Merck anticipates the transaction will be accounted for as an asset acquisition since MK-1406 is expected to account for substantially all of the fair value of the gross assets to be acquired (excluding cash and deferred income taxes). Merck expects to record a charge of approximately $9.0 billion to Research and development expenses in the first quarter of 2026 for acquired IPR&D with no alternative future use. There are no future contingent payments associated with the acquisition.

2025 Transactions
In November 2025, Merck reached an agreement with Dr. Falk Pharma GmbH (Falk) to discontinue an existing contract concerning co-development and co-commercialization rights in certain territories for MK-8690 (formerly PRA-052), and for Merck to assume full responsibility for the development program going forward. MK-8690 is an investigational anti-CD30 ligand monoclonal antibody being evaluated by the Company in an early-stage clinical trial. Under the terms of the agreement, Merck and Falk have discontinued their collaboration based on their existing co-development contract resulting in Merck having secured global rights to MK-8690. In exchange, Merck made a $150 million upfront payment, which the Company recorded as a charge to Research and development expenses in 2025. Falk is also eligible to receive a developmental milestone payment, as well as tiered low-single-digit royalties on sales in certain territories.
In October 2025, Merck acquired Verona Pharma plc (Verona Pharma), a biopharmaceutical company focused on respiratory diseases, for total consideration of $10.4 billion (including payments to settle share-based equity awards). Through this acquisition, Merck acquired Ohtuvayre (ensifentrine), an inhaled phosphodiesterases 3 and 4 (PDE3 and PDE4) inhibitor, which was approved in the U.S. in June 2024 for the maintenance treatment of chronic obstructive pulmonary disease (COPD) in adults. Ohtuvayre is also being evaluated in clinical trials for the treatment of non-cystic fibrosis bronchiectasis. The transaction was accounted for as an asset acquisition since Ohtuvayre accounted for substantially all of the fair value of the gross assets acquired (excluding cash and deferred income taxes). Merck recorded an intangible asset of $12.1 billion for Ohtuvayre, cash of $495 million, inventories of $522 million (including $498 million of step-up to fair value), deferred tax liabilities of $2.7 billion and other net liabilities of $51 million. The estimated fair value of the Ohtuvayre intangible asset was determined using an income approach. Actual cash flows are likely to be different than those assumed. The Ohtuvayre intangible asset will be amortized over its estimated useful life of nine years, subject to impairment testing. There are no future contingent payments associated with the acquisition.
Also in October 2025, Merck and Blackstone Life Sciences (Blackstone) entered into a funding arrangement under which Blackstone will pay Merck up to $700 million in the fourth quarter of 2026 (which is non-refundable, subject to the termination provisions of the agreement) to fund a portion of the Company’s development costs for MK-2870, sacituzumab tirumotecan (sac-TMT), expected to be incurred throughout 2026. The funding will be recognized as a reduction to Research and development expenses as Merck incurs applicable development costs for the sac-TMT program. Upon receipt of regulatory approval for an indication in the U.S. for first-line triple-negative-breast cancer (TroFuse-011 trial), Blackstone will be eligible to receive low-to-mid single-digit royalties on net sales of sac-TMT subsequent to such approval across all approved indications in Merck’s marketing territories. Sac-TMT is an investigational trophoblast cell-surface antigen 2 (TROP2)-directed antibody drug conjugate (ADC) being developed as part of an exclusive license and collaboration agreement with Kelun-Biotech that is currently in clinical development for the treatment of a variety of cancers. The agreement between Merck and Kelun-Biotech with respect to sac-TMT is unchanged by the agreement with Blackstone. Merck will retain decision-making authority and control over the development, manufacturing, and commercial activities relating to sac-TMT provided for in the agreement with Kelun-Biotech, and Blackstone will not receive any rights to sac-TMT.
In May 2025, Merck and Jiangsu Hengrui Pharmaceuticals Co., Ltd. (Hengrui Pharma) closed an exclusive license agreement for MK-7262 (HRS-5346), an investigational oral small molecule Lipoprotein(a) inhibitor. Under the agreement, Hengrui Pharma granted Merck exclusive rights to develop, manufacture and commercialize MK-7262 (HRS-5346) worldwide, excluding the Greater China region. The agreement provided for an upfront payment of $200 million, which was recorded as a charge to Research and development expenses in 2025. Hengrui Pharma is also eligible to receive future contingent developmental milestone payments of up to $92.5 million, regulatory milestone payments of up to $177.5 million, and sales-based milestone payments of up to $1.5 billion, as well as tiered royalties ranging from a mid-single-digit rate to a low-double-digit rate on future net sales of MK-7262 (HRS-5346), if approved.
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

2024 Transactions
In December 2024, Merck closed an exclusive global license to develop, manufacture and commercialize MK-2010 (LM-299), a novel investigational PD-1/vascular endothelial growth factor (VEGF) bispecific antibody from LaNova Medicines Ltd (LaNova). Merck recorded a charge of $588 million to Research and development expenses in 2024 for the upfront payment, which was made in January 2025. In 2025, the technology transfer for MK-2010 (LM-299) was completed. Accordingly, Merck made a $300 million payment to LaNova (acquired by Sino Biopharmecutical Limited), which was recorded as a charge to Research and development expenses in 2025. LaNova is also eligible to receive future contingent developmental milestone payments of up to $140 million, regulatory milestone payments of up to $860 million and sales-based milestone payments of up to $1.4 billion.
Also in December 2024, Merck closed an exclusive global license to develop, manufacture and commercialize MK-4082 (HS-10535), an investigational preclinical oral small molecule GLP-1 receptor agonist from Hansoh Pharma (Hansoh). Merck recorded a charge of $112 million to Research and development expenses in 2024 for the upfront payment, which was made in February 2025. Hansoh is also eligible to receive contingent development-related milestone payments of up to $115 million (of which $15 million was paid in 2025), regulatory milestone payments of up to $315 million and sales-based milestone payments of up to $1.47 billion, as well as tiered royalties ranging from a high-single-digit rate to a low-double-digit rate on future net sales of MK-4082 (HS-10535), if approved. Under the agreement, Hansoh may co-promote or solely commercialize MK-4082 (HS-10535) in Chinese mainland, Hong Kong and Macau, subject to certain conditions.
In September 2024, Merck acquired MK-1045 (formerly CN201), a novel investigational clinical-stage bispecific antibody for the treatment of B-cell associated diseases, from Curon Biopharmaceutical (Curon) for an upfront payment of $700 million. In addition, Curon is eligible to receive future contingent developmental milestone payments of up to $300 million and regulatory milestone payments of up to $300 million. The transaction was accounted for as an asset acquisition. Merck recorded a charge of $750 million (reflecting the upfront payment and other related costs) to Research and development expenses in 2024 related to the execution of the transaction. In connection with the agreement, Merck is also obligated to pay a third party future contingent developmental, regulatory and sales-based milestone payments of up to $128 million in the aggregate, as well as tiered royalties ranging from a mid-single-digit rate to a low-double-digit rate on future net sales of MK-1045, if approved.
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

Also in July 2024, Merck acquired Eyebiotech Limited (EyeBio), a privately held ophthalmology-focused biotechnology company, for $1.2 billion (including payments to settle share-based equity awards) and also incurred $207 million of transaction costs. The acquisition agreement also provides for former EyeBio shareholders to receive contingent developmental milestone payments of up to $1.0 billion (of which $200 million has since been paid associated with the achievement of milestones as noted below), regulatory milestone payments of up to $200 million and sales-based milestone payments of up to $500 million. EyeBio’s development work focused on candidates for the prevention and treatment of vision loss associated with retinal vascular leakage, a known risk factor for retinal diseases. EyeBio’s lead candidate, MK-3000 (formerly EYE103), is an investigational, potentially first-in-class tetravalent, tri-specific antibody that acts as an agonist of the Wingless-related integration site signaling pathway, which is in clinical development for the treatment of diabetic macular edema and neovascular age-related macular degeneration. The transaction was accounted for as an asset acquisition since MK-3000 accounted for substantially all of the fair value of the gross assets acquired (excluding cash and deferred income taxes). Merck recorded net assets of $21 million, as well as a charge of $1.35 billion to Research and development expenses in 2024 for acquired IPR&D with no alternative future use. Additionally, developmental milestones of $100 million were recorded as charges to Research and development expenses in each of 2025 and 2024.
Additionally in July 2024, Merck and Orion Corporation (Orion) announced the mutual exercise of an option to convert the companies’ ongoing co-development and co-commercialization agreement for opevesostat (MK-5684/ODM-208), an investigational cytochrome P450 11A1 (CYP11A1) inhibitor, and other candidates targeting CYP11A1, into an exclusive global license for Merck. With the exercise of the option, Merck assumed full responsibility for all past and future development and commercialization expenses associated with the candidates covered by the original agreement entered into in 2022. In addition, Orion became eligible to receive developmental milestone payments of up to $30 million, regulatory milestone payments of up to $625 million and sales-based milestone payments of up to $975 million, as well as annually tiered royalties ranging from a low double-digit rate up to a rate in the low twenties on net sales for any commercialized licensed product. Orion retained responsibility for the manufacture of clinical and commercial supply for Merck. No payment was associated with the exercise of the option, which became effective in September 2024.
In March 2024, Merck acquired Harpoon Therapeutics, Inc. (Harpoon), a clinical-stage immunotherapy company developing a novel class of T-cell engagers designed to harness the power of the body’s immune system to treat patients suffering from cancer and other diseases for $765 million and also incurred $56 million of transaction costs. Harpoon’s lead candidate, gocatamig (MK-6070, formerly HPN328), is a T-cell engager targeting delta-like ligand 3 (DLL3), an inhibitory canonical Notch ligand that is expressed at high levels in small cell lung cancer and neuroendocrine tumors. The transaction was accounted for as an asset acquisition since gocatamig represented substantially all of the fair value of the gross assets acquired (excluding cash and deferred income taxes). Merck recorded net assets of $165 million, as well as a charge of $656 million to Research and development expenses in 2024 for acquired IPR&D with no alternative future use. There are no future contingent payments associated with the acquisition. In August 2024, Merck and Daiichi Sankyo expanded their existing global co-development and co-commercialization agreement to include gocatamig. See Note 4 for more information on Merck’s collaboration with Daiichi Sankyo.
In February 2024, Merck and Alteogen Inc. (Alteogen) converted their existing non-exclusive license agreement into an exclusive license for the use of Alteogen’s proprietary berahyaluronidase alfa for the formulation of subcutaneous pembrolizumab. Pursuant to the amended agreement, Alteogen is eligible to receive regulatory approval milestone payments of up to $51 million, as well as annual and cumulative sales-based milestone payments of up to $1.0 billion in the aggregate. After the achievement of all sales-based milestones, a low single digit royalty on net sales is payable to Alteogen. In 2025, the U.S. Food and Drug Administration (FDA) approved Keytruda Qlex (pembrolizumab and berahyaluronidase alfa-pmph) injection and the European Commission approved a new subcutaneous route of administration and a new pharmaceutical form (solution for injection) of Keytruda. These approvals triggered regulatory milestone payments of $40 million in the aggregate from Merck to Alteogen. Additionally, following FDA and EC approvals, the Company determined that it was probable that sales of Keytruda Qlex in the future would trigger $890 million of sales-based milestone payments from Merck to Alteogen. Accordingly, Merck recorded a $930 million liability for these regulatory and sales-based milestone payments and a corresponding intangible asset related to Keytruda Qlex included in Other Intangibles, Net. The intangible asset is being amortized over its estimated useful life through December 2030. The $40 million of regulatory milestone payments were made in 2025; the future sales-based milestone payments will be paid upon achievement of the corresponding milestone.

2023 Transactions
In October 2023, Merck and Daiichi Sankyo entered into a global development and commercialization agreement for three of Daiichi Sankyo’s deruxtecan (DXd) ADC candidates: patritumab deruxtecan (HER3-DXd) (MK-1022), ifinatamab deruxtecan (I-DXd) (MK-2400) and raludotatug deruxtecan (R-DXd) (MK-5909). See Note 4 for additional information related to this collaboration.
In June 2023, Merck acquired Prometheus Biosciences, Inc. (Prometheus), a clinical-stage biotechnology company pioneering a precision medicine approach for the discovery, development, and commercialization of novel therapeutic and companion diagnostic products for the treatment of immune-mediated diseases. Total consideration paid of $11.0 billion included $1.2 billion of costs to settle share-based equity awards (including $700 million to settle unvested equity awards). Prometheus’ lead candidate, tulisokibart (MK-7240, formerly PRA023), is a humanized monoclonal antibody directed to tumor necrosis factor-like ligand 1A, a central amplifier of inflammatory pathways and fibrotic mechanisms in inflammatory bowel disease. Tulisokibart is being developed for the treatment of immune-mediated diseases including ulcerative colitis, Crohn’s disease, and other autoimmune conditions. The transaction was accounted for as an asset acquisition since tulisokibart accounted for substantially all of the fair value of the gross assets acquired (excluding cash and deferred income taxes). Merck recorded net assets of $877 million, including cash of $368 million, investments of $296 million, deferred tax assets of $218 million and other net liabilities of $5 million, as well as a charge of $10.2 billion to Research and development expenses in 2023 for acquired IPR&D with no alternative future use. There are no future contingent payments associated with the acquisition.
In February 2023, Merck and Kelun-Biotech closed a license and collaboration agreement expanding their relationship in which Merck gained exclusive rights for the research, development, manufacture and commercialization of up to seven investigational preclinical ADCs for the treatment of cancer. Kelun-Biotech retained the right to research, develop, manufacture and commercialize certain licensed and option ADCs for Chinese mainland, Hong Kong and Macau. Merck made an upfront payment of $175 million, which was recorded as a charge to Research and development expenses in 2023. In October 2023, Merck notified Kelun-Biotech it was terminating two of the seven candidates under the agreement. Subsequently, in April 2024, Merck notified Kelun-Biotech it was terminating one additional candidate under the agreement. In July 2024, Merck notified Kelun-Biotech that it was exercising an existing license option for one of the candidates under the agreement, granting Merck a license for the development, manufacture and commercialization worldwide excluding China. There are now three candidates licensed under the original agreement and one candidate for which the license option remains unexercised. Merck paid Kelun-Biotech $38 million in connection with the July 2024 option exercise, following which Kelun-Biotech is eligible to receive contingent payments aggregating up to $540 million in development-related payments (of which $20 million was paid in 2025), $1.5 billion in regulatory milestones, and $3.1 billion in sales-based milestones, if Kelun-Biotech does not retain Chinese mainland, Hong Kong and Macau rights for the remaining option ADC and all remaining candidates achieve regulatory approval. In addition, Kelun-Biotech is eligible to receive tiered royalties ranging from a mid-single-digit rate to a low-double-digit rate on future net sales for any commercialized ADC product. Also, in connection with the agreement, Merck invested $100 million in Kelun-Biotech shares in January 2023.
In January 2023, Merck acquired Imago BioSciences, Inc. (Imago), a clinical-stage biopharmaceutical company developing new medicines for the treatment of myeloproliferative neoplasms and other bone marrow diseases, for $1.35 billion (including payments to settle share-based equity awards) and also incurred approximately $60 million of transaction costs. Imago’s lead candidate, bomedemstat (MK-3543, formerly IMG-7289), is an investigational orally available lysine-specific demethylase 1 inhibitor currently being evaluated in multiple clinical trials for the treatment of essential thrombocythemia, myelofibrosis, and polycythemia vera, in addition to other indications. The transaction was accounted for as an asset acquisition since bomedemstat represented substantially all of the fair value of the gross assets acquired (excluding cash and deferred income taxes). Merck recorded net assets of $219 million, as well as a charge of $1.2 billion to Research and development expenses in 2023 for acquired IPR&D with no alternative future use. There are no future contingent payments associated with the acquisition.
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
The initial collaboration agreement also included the joint development and commercialization of AstraZeneca’s Koselugo (selumetinib) for multiple indications, with revenues, costs and profits being accounted for similar to Lynparza. In August 2025, Merck and AstraZeneca amended the terms of the original collaboration agreement, which resulted in the discontinuation of the revenue and cost sharing provisions of the collaboration and the simplification of the governance structure related to Koselugo. In exchange, Merck received a $150 million upfront payment in 2025 (which was recorded within Sales as alliance revenue in 2025) and $150 million in February 2026 (which will be recorded within Sales as alliance revenue in 2026). Merck may also receive $150 million in the first quarter of 2027 and $100 million in the first quarter of 2028, subject to an annual election by AstraZeneca in January of each year as discussed below. Additionally, the amended agreement provided for Merck to receive contingent regulatory milestone payments of up to $175 million in the aggregate, all of which were triggered in 2025 and recorded within Sales as alliance revenue. Of these milestone amounts, $50 million is due from AstraZeneca in 2026, $50 million is due in 2027 and $75 million is due in 2028. The Company is also receiving mid-single-digit royalties on net sales (which are included within Sales as alliance revenue). Merck remains eligible to receive future contingent payments for the achievement of sales-based milestones of up to $235 million. AstraZeneca has the option in January of 2027 or January 2028 to revert back to the income and cost sharing terms of the original agreement (in which case any future annual, contingent milestone, and royalty payments referenced above would no longer be due) although Merck would retain any payments made by AstraZeneca prior to the exercise of that option and any amounts due from AstraZeneca would remain payable to Merck.
As part of the initial collaboration agreement, Merck made an upfront payment to AstraZeneca and also made payments over a multi-year period for certain license options. In addition, the initial collaboration agreement provided for contingent payments from Merck to AstraZeneca related to the successful achievement of sales-based and regulatory milestones.
In 2025, Merck made sales-based milestone payments aggregating $700 million (related to the original collaboration agreement) to AstraZeneca of which $600 million related to Lynparza and $100 million related to Koselugo (both of which had been previously accrued for). Merck recognized $48 million of cumulative amortization catch-up expense related to the recognition of the $100 million Koselugo milestone in 2024. Potential future sales-based milestone payments of $2.0 billion have not yet been accrued as they are not deemed by the Company to be probable at this time. Lynparza received regulatory approvals triggering capitalized milestone payments from Merck to AstraZeneca of $245 million and $105 million in 2024 and 2023, respectively (both of which had been previously accrued for). The partners have agreed that no future regulatory milestone payments from Merck to AstraZeneca are likely.
The intangible asset balances related to Lynparza and Koselugo (which reflect the capitalized sales-based and regulatory milestone payments attributed to each product) were $844 million and $38 million, respectively, at December 31, 2025 and are included in Other Intangibles, Net. The assets are being amortized over their estimated useful lives (through 2028 for Lynparza and through 2029 for Koselugo) as supported by projected future cash flows, subject to impairment testing.

Summarized financial information related to this collaboration is as follows:

Years Ended December 31	2025	2024	2023
Alliance revenue - Lynparza	$1,450	$1,311	$1,199
Alliance revenue - Koselugo (1)	436	170	97
Total alliance revenue	$1,886	$1,481	$1,296

Cost of sales (2)	338	378	311
Selling, general and administrative	133	165	192
Research and development	36	77	79

December 31	2025	2024
Receivables from AstraZeneca included in Other current assets (3)	$451	$424
Receivables from AstraZeneca included in Other assets (3)	125	—
Payables to AstraZeneca included in Accrued and other current liabilities (4)	6	713
(1)    Amounts in 2025 include the $150 million upfront payment and $175 million regulatory milestones triggered as a result of the amendment to the collaboration agreement noted above.
(2)    Represents amortization of capitalized milestone payments. Amount in 2024 includes $48 million of cumulative amortization catch-up expense as noted above.
(3)    Balance at December 31, 2025 includes milestone receivables.
(4)    Balance at December 31, 2024 includes accrued milestone payments.
Eisai Co., Ltd.
In 2018, Merck and Eisai Co., Ltd. (Eisai) announced a strategic collaboration for the worldwide co-development and co-commercialization of Lenvima (lenvatinib), an orally available tyrosine kinase inhibitor discovered by Eisai. Under the agreement, Merck and Eisai are developing and commercializing Lenvima jointly, both as monotherapy and in combination with Keytruda. Eisai records Lenvima product sales globally (Eisai is the principal on Lenvima sales transactions) and Merck and Eisai share applicable profits equally. Merck records its share of Lenvima product sales, net of cost of sales and commercialization costs, as alliance revenue. Expenses incurred during co-development are shared by the two companies in accordance with the collaboration agreement and reflected in Research and development expenses. Certain expenses incurred solely by Merck or Eisai are not shareable under the collaboration agreement, including costs incurred in excess of agreed upon caps and costs related to certain combination studies of Keytruda and Lenvima, as well as Welireg (belzutifan) and Lenvima.
Under the agreement, Merck made an upfront payment to Eisai and also made payments over a multi-year period for certain option rights. In addition, the agreement provides for contingent payments from Merck to Eisai related to the successful achievement of sales-based and regulatory milestones.
In 2023, Merck determined it was probable that sales of Lenvima in the future would trigger $250 million of sales-based milestone payments from Merck to Eisai. Accordingly, Merck recorded $250 million of liabilities (of which $125 million was subsequently paid in each of 2024 and 2023) and corresponding increases to the intangible asset related to Lenvima. Merck also recognized $154 million of cumulative amortization catch-up expense related to the recognition of these milestones in 2023. Potential future sales-based milestone payments of $2.3 billion have not yet been accrued as they are not deemed by the Company to be probable at this time. There are no regulatory milestone payments remaining under the agreement.
The intangible asset balance related to Lenvima (which includes capitalized sales-based and regulatory milestone payments) was $201 million at December 31, 2025 and is included in Other Intangibles, Net. The amount is being amortized over its estimated useful life through 2026 as supported by projected future cash flows, subject to impairment testing.

Summarized financial information related to this collaboration is as follows:

Years Ended December 31	2025	2024	2023
Alliance revenue - Lenvima	$1,053	$1,010	$960

Cost of sales (1)	241	241	381
Selling, general and administrative	134	159	189
Research and development	11	21	66

December 31	2025	2024
Receivables from Eisai included in Other current assets	$271	$257
(1)     Represents amortization of capitalized milestone payments. Amount in 2023 includes $154 million of cumulative amortization catch-up expense as noted above.
Bayer AG
In 2014, the Company entered into a worldwide clinical development collaboration with Bayer AG (Bayer) to market and develop soluble guanylate cyclase (sGC) modulators including Bayer’s Adempas (riociguat) and Verquvo (vericiguat). The two companies have implemented a joint development and commercialization strategy. Under the agreement, Bayer commercializes Adempas in the Americas, while Merck commercializes in the rest of the world. For Verquvo, Merck commercializes in the U.S. and Bayer commercializes in the rest of the world. Both companies share in development costs and profits on sales. Merck records sales of Adempas and Verquvo in its marketing territories, as well as alliance revenue. Alliance revenue represents Merck’s share of profits from sales of Adempas and Verquvo in Bayer’s marketing territories, which are product sales net of cost of sales and commercialization costs. Cost of sales includes Bayer’s share of profits from sales in Merck’s marketing territories. The agreement provided for contingent payments from Merck to Bayer related to the successful achievement of sales-based milestones. There are no such payments remaining under this collaboration.
The intangible asset balances related to Adempas (which includes the acquired intangible asset balance, as well as capitalized sales-based milestone payments attributed to Adempas) and Verquvo (which reflects the portion of the final sales-based milestone payment that was attributed to Verquvo) were $280 million and $40 million, respectively, at December 31, 2025 and are included in Other Intangibles, Net. The assets are being amortized over their estimated useful lives (through 2027 for Adempas and through 2031 for Verquvo) as supported by projected future cash flows, subject to impairment testing.
Summarized financial information related to this collaboration is as follows:

Years Ended December 31	2025	2024	2023
Alliance revenue - Adempas/Verquvo	$470	$415	$367
Net sales of Adempas recorded by Merck	312	287	255
Net sales of Verquvo recorded by Merck	48	37	36
Total sales	$830	$739	$658

Cost of sales (1)	256	244	224
Selling, general and administrative	97	111	131
Research and development	56	102	90

December 31	2025	2024
Receivables from Bayer included in Other current assets	$167	$160
Payables to Bayer included in Accrued and other current liabilities	81	82
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
Summarized financial information related to this collaboration is as follows:

Years Ended December 31	2025	2024	2023
Net sales of Lagevrio recorded by Merck	$380	$964	$1,428

Cost of sales (1)	235	554	852
Selling, general and administrative	54	57	97
Research and development	31	13	60

December 31	2025	2024
Receivables from Ridgeback included in Other current assets	$27	$—
Payables to Ridgeback included in Accrued and other current liabilities (2)	11	68
(1)    Includes cost of products sold by Merck, Ridgeback’s share of profits, royalty expense, amortization of capitalized milestone payments, and inventory reserves.
(2)    Includes accrued royalties.
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
Under the terms of the agreement, Merck made payments to Daiichi Sankyo totaling $4.0 billion in 2023. These payments included $1.0 billion ($500 million each for patritumab deruxtecan and ifinatamab deruxtecan), which may be refundable on a pro-rated basis in the event of early termination of development with respect to either program. In addition, the agreement provided for a continuation payment of $750 million related to patritumab deruxtecan, which Merck paid in October 2024, and a continuation payment of $750 million related to raludotatug deruxtecan, which Merck paid in October 2025. The agreement also provides for contingent payments from Merck to Daiichi Sankyo of up to an additional $5.5 billion for each DXd ADC upon the successful achievement of certain sales-based milestones. In conjunction with this transaction, Merck recorded an aggregate pretax charge of $5.5 billion to Research and development expenses in 2023 for the $4.0 billion of upfront payments and the $1.5 billion of continuation payments.
Merck and Daiichi Sankyo equally share research and development costs, except for raludotatug deruxtecan, where Merck is responsible for 75% of the first $2.0 billion of research and development expenses. Merck includes its share of development costs associated with the collaboration as part of Research and development expenses. Following regulatory approval, Daiichi Sankyo will generally record sales worldwide (Daiichi Sankyo will be the principal on sales transactions) and the companies will equally share expenses as well as profits worldwide except for Japan where Daiichi Sankyo retains exclusive rights, and Merck will receive a 5% sales-based royalty. Merck will record its share of product sales, net of cost of sales and commercialization costs, as alliance revenue.
In August 2024, Merck and Daiichi Sankyo expanded their agreement to include gocatamig (MK-6070), an investigational DLL3 targeting T-cell engager, which Merck obtained through its acquisition of Harpoon (see Note 3). The companies are planning to evaluate gocatamig in combination with ifinatamab deruxtecan in certain patients with small cell lung cancer, as well as other potential combinations. Merck received an upfront cash payment of $170 million from Daiichi Sankyo (recorded within Other (income) expense, net) and has also satisfied a contingent quid obligation from the original collaboration agreement. The companies will jointly develop and commercialize gocatamig worldwide and share research and development costs, as well as commercialization expenses. Research and development expenses related to gocatamig in combination with ifinatamab deruxtecan will be shared in a manner consistent with the original agreement for ifinatamab deruxtecan. Merck will be solely responsible for manufacturing and supply of gocatamig. If approved, Merck will generally record sales for gocatamig worldwide (Merck will be the principal on sales transactions) and the companies will equally share expenses as well as profits worldwide, except for Japan where Merck retains exclusive rights, and Daiichi Sankyo will receive a 5% sales-based royalty.
Summarized financial information related to this collaboration is as follows:

Years Ended December 31	2025	2024	2023
Cost of sales (1)	$66	$—	$—
Selling, general and administrative	28	26	3
Research and development (2)	524	351	5,549

December 31	2025	2024
Receivables from Daiichi Sankyo included in Other current assets	$15	$8
Payables to Daiichi Sankyo included in Accrued and other current liabilities (3)	113	817
(1)    Represents Merck’s share of certain inventory-related costs.
(2)    Expenses in 2023 include the $5.5 billion charge for the upfront and continuing option payments noted above.
(3)    Balance at December 31, 2024 includes accrued continuation payment.
Moderna, Inc.
In 2022, Merck exercised its option to jointly develop and commercialize intismeran autogene (V940/mRNA-4157), an investigational individualized neoantigen therapy, pursuant to the terms of an existing collaboration and license agreement with Moderna, Inc. (Moderna). Intismeran autogene is currently being evaluated in combination with Keytruda in multiple clinical trials. Merck and Moderna share costs and will share any profits equally under this worldwide collaboration. Merck records its share of development costs associated with the collaboration as part of Research and development expenses. Any reimbursements received from Moderna for research and development expenses are recognized as reductions to Research and development costs. Merck has also capitalized a net $236 million of shared facility costs at December 31, 2025, primarily reflected within Other Assets. These costs are amortized over the assets’ estimated useful lives.
Summarized financial information related to this collaboration is as follows:

Years Ended December 31	2025	2024	2023
Selling, general and administrative	$27	$16	$5
Research and development (1)	375	358	218

December 31	2025	2024
Payables to Moderna included in Accrued and other current liabilities	$13	$57
(1)    Includes amortization of shared facility costs.
Bristol-Myers Squibb Company
Reblozyl (luspatercept-aamt) is a first-in-class erythroid maturation recombinant fusion protein that is being commercialized through a global collaboration with Bristol-Myers Squibb Company (BMS). Reblozyl is approved in the U.S., Europe, and certain other markets for the treatment of anemia in certain rare blood disorders and is also being evaluated for additional indications for hematology therapies. BMS is the principal on sales transactions for Reblozyl. Merck receives tiered royalties ranging from 20% to 24% based on sales levels. This royalty will be reduced by 50% upon the earlier of patent expiry or generic entry on an indication-by-indication basis in each market. Additionally, Merck is eligible to receive future contingent sales-based milestone payments of up to $80 million. Alliance revenue related to this collaboration, consisting of royalties (recorded within Sales), was $525 million in 2025, $371 million in 2024 and $212 million in 2023.

5.    Restructuring
In July 2025, the Company approved a new restructuring program (2025 Restructuring Program) designed to position the Company for its next chapter of growth and to successfully advance its pipeline and launch new products across multiple therapeutic areas. As part of this program, the Company expects to eliminate certain positions in sales and administrative organizations, as well as research and development. The Company will, however, continue to hire employees into new roles across all strategic growth areas of the business. In addition, the Company will reduce its global real estate footprint and continue to optimize its manufacturing network, aligning the geography of its global manufacturing footprint to its customers and reflecting changes in the Company’s business. Most actions contemplated under the 2025 Restructuring Program are expected to be largely completed by the end of 2027, with the exception of certain manufacturing actions, which are expected to be substantially completed by the end of 2029. The cumulative pretax costs to be incurred by the Company to implement the program are estimated to be approximately $3.0 billion, of which approximately 60% will be cash, relating primarily to employee separation expense and contractual termination costs. The remainder of the costs will be non-cash, relating primarily to the accelerated depreciation of facilities. The Company recorded total pretax costs of $2.0 billion in 2025 related to the 2025 Restructuring Program, which includes charges of $910 million to Cost of sales for the accelerated depreciation of manufacturing lines at two sites.
In January 2024, the Company approved a restructuring program (2024 Restructuring Program) intended to continue the optimization of the Company’s Human Health global manufacturing network as the future pipeline shifts to new modalities and also optimize the Animal Health global manufacturing network to improve supply reliability and increase efficiency. The actions contemplated under the 2024 Restructuring Program are expected to be substantially completed by the end of 2031, with the cumulative pretax costs to be incurred by the Company to implement the program estimated to be approximately $4.0 billion. Approximately 50% of the cumulative pretax costs will be non-cash, relating primarily to the accelerated depreciation of facilities to be closed or divested. The remainder of the costs will result in cash outlays, relating primarily to facility shut-down costs. The Company recorded total pretax costs of $539 million and $888 million in 2025 and 2024, respectively, related to the 2024 Restructuring Program, bringing total cumulative pretax costs incurred through December 31, 2025 to $1.6 billion.
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
For segment reporting, restructuring charges are unallocated expenses.

The following table summarizes the charges related to restructuring program activities by type of cost:

	Accelerated Depreciation	Separation Costs	Other Exit Costs	Total
Year Ended December 31, 2025
2025 Restructuring Program
Cost of sales	$910	$—	$322	$1,232
Selling, general and administrative	—	—	2	2
Research and development	—	—	175	175
Restructuring costs	—	548	55	603
	910	548	554	2,012
2024 Restructuring Program
Cost of sales	247	—	5	252
Selling, general and administrative	—	—	1	1
Restructuring costs	—	61	225	286
	247	61	231	539
	$1,157	$609	$785	$2,551
Year Ended December 31, 2024
2024 Restructuring Program
Cost of sales	$254	$—	$241	$495
Selling, general and administrative	—	—	83	83
Research and development	—	—	1	1
Restructuring costs	—	122	187	309
	$254	$122	$512	$888
Year Ended December 31, 2023
2024 Restructuring Program
Cost of sales	$—	$—	$62	$62
Restructuring costs	—	115	13	128
	—	115	75	190
2019 Restructuring Program
Cost of sales	131	—	18	149
Selling, general and administrative	9	—	113	122
Research and development	—	—	1	1
Restructuring costs	—	339	132	471
	140	339	264	743
	$140	$454	$339	$933
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
Other exit costs in 2025, 2024 and 2023 include asset impairment, facility shut-down, contractual termination, and other related costs, as well as pretax gains and losses resulting from the sales of facilities and related assets. Additionally, other activity includes certain employee-related costs associated with pension and other postretirement benefit plans (see Note 13) and share-based compensation.

The following table summarizes the charges and spending related to restructuring program activities:

	Accelerated Depreciation	Separation Costs	Other Exit Costs	Total
2025 Restructuring Program
Restructuring reserves January 1, 2025	$—	$—	$—	$—
Expenses	910	548	554	2,012
(Payments) receipts, net	—	(46)	(50)	(96)
Non-cash activity	(910)	—	(216)	(1,126)
Restructuring reserves December 31, 2025	$—	$502	$288	$790
2024 Restructuring Program
Restructuring reserves January 1, 2024	$—	$681	$31	$712
Expenses	254	122	512	888
(Payments) receipts, net	—	(239)	(206)	(445)
Non-cash activity	(254)	—	(337)	(591)
Restructuring reserves December 31, 2024	—	564	—	564
Expenses	247	61	231	539
(Payments) receipts, net	—	(119)	(210)	(329)
Non-cash activity	(247)	—	(21)	(268)
Restructuring reserves December 31, 2025	$—	$506	$—	$506
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
The fair values of these derivative contracts are recorded as either assets (gain positions) or liabilities (loss positions) in the Consolidated Balance Sheet. Changes in the fair value of derivative contracts are recorded each period in either current earnings or OCI depending on whether the derivative is designated as part of a hedge transaction and, if so, the type of hedge transaction. For derivatives that are designated as cash flow hedges, the unrealized gains or losses on these contracts are recorded in AOCL and reclassified into Sales when the hedged anticipated revenue is recognized. The amount reclassified into earnings as a result of the discontinuation of cash flow hedges because it was no longer deemed probable the forecasted hedged transactions would occur was not material for the years ended December 31, 2025, 2024 or 2023. For those derivatives which are not designated as cash flow hedges, but serve as economic hedges of forecasted sales, unrealized gains or losses are recorded in Sales each period. The cash flows from both designated and non-designated contracts are reported as operating activities in the Consolidated Statement of Cash Flows. The Company does not enter into derivatives for trading or speculative purposes.
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
The effects of the Company’s net investment hedges on OCI and the Consolidated Statement of Income are shown below:

	Amount of Pretax Loss (Gain) Recognized in Other Comprehensive Income (1)			Amount of Pretax (Gain) Loss Recognized in Other (income) expense, net for Amounts Excluded from Effectiveness Testing
Years Ended December 31	2025	2024	2023	2025	2024	2023
Net Investment Hedging Relationships
Foreign exchange contracts	$32	$(30)	$—	$(15)	$(4)	$1
Euro-denominated notes	591	(192)	105	—	—	—
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
At December 31, 2025, the Company was a party to seven pay-floating, receive-fixed interest rate swap contracts designated as fair value hedges of a portion of fixed-rate notes as detailed in the table below.

	Par Value of Debt	Number of Interest Rate Swaps Held	Total Swap Notional Amount
4.50% notes due 2033	$1,500	6	$1,500
5.00% notes due 2053	1,500	1	250

The interest rate swap contracts are designated hedges of the fair value changes in the notes attributable to changes in the benchmark Secured Overnight Financing Rate (SOFR) swap rate. The fair value changes in the notes attributable to changes in the SOFR swap rate are recorded in interest expense along with the offsetting fair value changes in the swap contracts. In February 2026, the Company entered into an additional interest rate swap contract with a notional amount of $250 million related to its 5.00% notes due 2053. The cash flows from these contracts are reported as operating activities in the Consolidated Statement of Cash Flows.
The table below presents the location of amounts recorded in the Consolidated Balance Sheet related to cumulative basis adjustments for fair value hedges as of December 31:

	Carrying Amount of Hedged Liabilities		Cumulative Amount of Fair Value Hedging Adjustment Increase Included in the Carrying Amount
	2025	2024	2025	2024
Balance Sheet Caption
Long-Term Debt	$1,810	$1,509	$70	$17
Presented in the table below is the fair value of derivatives on a gross basis segregated between those derivatives that are designated as hedging instruments and those that are not designated as hedging instruments as of December 31:

		2025			2024
		Fair Value of Derivative		U.S. Dollar Notional	Fair Value of Derivative		U.S. Dollar Notional
		Asset	Liability		Asset	Liability
Derivatives Designated as Hedging Instruments	Balance Sheet Caption
Interest rate swap contracts	Other Assets	$71	$—	$1,750	$17	$—	$1,500
Foreign exchange contracts	Other current assets	113	—	6,430	323	—	8,662
Foreign exchange contracts	Other Assets	32	—	1,793	66	—	2,125
Foreign exchange contracts	Accrued and other current liabilities	—	131	4,726	—	1	162
Foreign exchange contracts	Other Noncurrent Liabilities	—	1	13	—	1	16
		$216	$132	$14,712	$406	$2	$12,465
Derivatives Not Designated as Hedging Instruments	Balance Sheet Caption
Foreign exchange contracts	Other current assets	$107	$—	$11,643	$323	$—	$12,544
Foreign exchange contracts	Accrued and other current liabilities	—	191	13,579	—	343	13,551
Foreign exchange contracts	Other Noncurrent Liabilities	—	1	357	—	—	—
		$107	$192	$25,579	$323	$343	$26,095
		$323	$324	$40,291	$729	$345	$38,560
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

	2025		2024
	Asset	Liability	Asset	Liability
Gross amounts recognized in the consolidated balance sheet	$323	$324	$729	$345
Gross amounts subject to offset in master netting arrangements not offset in the consolidated balance sheet	(245)	(245)	(299)	(299)
Cash collateral received	(1)	—	(165)	—
Net amounts	$77	$79	$265	$46

The table below provides information regarding the location and amount of pretax gains and losses of derivatives designated in fair value or cash flow hedging relationships:

Years Ended December 31	2025	2024	2023	2025	2024	2023	2025	2024	2023
Financial Statement Caption in which Effects of Fair Value or Cash Flow Hedges are Recorded	Sales			Other (income) expense, net (1)			Other comprehensive income (loss)
	$65,011	$64,168	$60,115	$151	$(24)	$466	$658	$216	$(393)
Loss (gain) on fair value hedging relationships:
Interest rate swap contracts
Hedged items	—	—	—	53	(39)	56	—	—	—
Derivatives designated as hedging instruments	—	—	—	(54)	39	(57)	—	—	—
Impact of cash flow hedging relationships:
Foreign exchange contracts
Amount of (loss) gain recognized in OCI on derivatives	—	—	—	—	—	—	(577)	508	114
(Decrease) increase in Sales as a result of AOCL reclassifications	(106)	167	249	—	—	—	106	(167)	(249)
Interest rate contracts
Amount of gain recognized in Other (income) expense, net on derivatives	—	—	—	(1)	(1)	(1)	—	—	—
Amount of gain (loss) recognized in OCI on derivatives	—	—	—	—	—	—	28	(1)	13
(1)    Interest expense is a component of Other (income) expense, net.
The table below provides information regarding the income statement effects of derivatives not designated as hedging instruments:

		Amount of Derivative Pretax (Gain) Loss Recognized in Income
Years Ended December 31		2025	2024	2023
Derivatives Not Designated as Hedging Instruments	Income Statement Caption
Foreign exchange contracts (1)	Other (income) expense, net	$(196)	$251	$(6)
Foreign exchange contracts (2)	Sales	21	(28)	5
(1)    These derivative contracts primarily mitigate changes in the value of remeasured foreign currency denominated monetary assets and liabilities attributable to changes in foreign currency exchange rates.
(2)     These derivative contracts serve as economic hedges of forecasted transactions.
At December 31, 2025, the Company estimates $178 million of pretax net unrealized losses on derivatives maturing within the next 12 months that hedge foreign currency denominated sales over that same period will be reclassified from AOCL to Sales. The amount ultimately reclassified to Sales may differ as foreign exchange rates change. Realized gains and losses are ultimately determined by actual foreign exchange rates at maturity.

Investments in Debt and Equity Securities
Information on investments in debt and equity securities at December 31 is as follows:

	2025				2024
	Amortized Cost	Gross Unrealized		Fair Value	Amortized Cost	Gross Unrealized		Fair Value
		Gains	Losses			Gains	Losses
U.S. government and agency securities	$100	$—	$—	$100	$188	$—	$—	$188
Foreign government bonds	1	—	—	1	—	—	—	—
Commercial paper	—	—	—	—	348	—	—	348
Total debt securities	$101	$—	$—	$101	$536	$—	$—	$536
Publicly traded equity securities (1)				1,392				920
Total debt and publicly traded equity securities				$1,493				$1,456
(1)    Unrealized net gains of $474 million were recorded in Other (income) expense, net in 2025 on equity securities still held at December 31, 2025. Unrealized net losses of $30 million were recorded in Other (income) expense, net in 2024 on equity securities still held at December 31, 2024.
At December 31, 2025 and 2024, the Company also had $831 million and $863 million, respectively, of equity investments without readily determinable fair values included in Other Assets. The Company records unrealized gains on these equity investments based on favorable observable price changes from transactions involving similar investments of the same investee and records unrealized losses based on unfavorable observable price changes, which are included in Other (income) expense, net. During 2025, the Company recorded unrealized gains of $3 million and unrealized losses of $70 million related to certain of these equity investments still held at December 31, 2025. During 2024, the Company recorded unrealized gains of $19 million and unrealized losses of $51 million related to certain of these equity investments still held at December 31, 2024. Cumulative unrealized gains and cumulative unrealized losses based on observable price changes for investments in equity investments without readily determinable fair values still held at December 31, 2025 were $292 million and $166 million, respectively.
At December 31, 2025, 2024 and 2023, the Company also had $224 million, $267 million and $417 million, respectively, recorded in Other Assets for equity securities held through ownership interests in investment funds. Losses recorded in Other (income) expense, net relating to these investment funds were $55 million, $29 million and $106 million for the years ended December 31, 2025, 2024 and 2023, respectively.
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

	Fair Value Measurements Using				Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	2025				2024
Assets
Investments
Foreign government bonds	$—	$1	$—	$1	$—	$—	$—	$—
Commercial paper	—	—	—	—	—	348	—	348
U.S. government and agency securities	—	—	—	—	—	99	—	99
Publicly traded equity securities	955	—	—	955	463	—	—	463
	955	1	—	956	463	447	—	910
Other assets (1)
U.S. government and agency securities	100	—	—	100	89	—	—	89
Publicly traded equity securities (2)	437	—	—	437	457	—	—	457
	537	—	—	537	546	—	—	546
Derivative assets (3)
Forward exchange contracts	—	168	—	168	—	499	—	499
Purchased currency options	—	84	—	84	—	213	—	213
Interest rate swaps	—	71	—	71	—	17	—	17
	—	323	—	323	—	729	—	729
Total assets	$1,492	$324	$—	$1,816	$1,009	$1,176	$—	$2,185
Liabilities
Other liabilities
Contingent consideration	$—	$—	$—	$—	$—	$—	$193	$193
Derivative liabilities (3)
Forward exchange contracts	—	293	—	293	—	338	—	338
Written currency options	—	31	—	31	—	7	—	7
	—	324	—	324	—	345	—	345
Total liabilities	$—	$324	$—	$324	$—	$345	$193	$538
(1)    Investments included in other assets are restricted as to use, including for the payment of benefits under employee benefit plans.
(2)    Balance at December 31, 2024 includes securities with an aggregate fair value of $81 million, which were subject to a contractual sale restriction that expired in April 2025.
(3)    The fair value determination of derivatives includes the impact of the credit risk of counterparties to the derivatives and the Company’s own credit risk, the effects of which were not significant.
As of December 31, 2025 and 2024, Cash and cash equivalents included $13.8 billion and $12.3 billion of cash equivalents, respectively (which would be considered Level 2 in the fair value hierarchy).
Contingent Consideration
Summarized information about the changes in the fair value of liabilities for contingent consideration associated with business combinations is as follows:

	2025	2024
Fair value January 1	$193	$354
Changes in estimated fair value (1)	(52)	(10)
Payments (2)	(141)	(151)
Fair value December 31	$—	$193
(1)    Recorded in Cost of sales, Research and development expenses, and Other (income) expense, net. Includes cumulative translation adjustments. Amount in 2025 includes the reversal of $45 million for a Zerbaxa (ceftolozane and tazobactam) sales-based milestone as it was determined that payment was not probable.
(2)    Amount in both periods reflects payments related to the 2016 termination of the Sanofi Pasteur MSD joint venture. Amount in 2025 also includes a $25 million payment related to the achievement of a sales-based milestone for Zerbaxa and amount in 2024 also includes a $25 million payment related to the first commercial sale of Lyfnua (gefapixant) in the European Union.

Other Fair Value Measurements
Some of the Company’s financial instruments, such as cash and cash equivalents, receivables and payables, are reflected in the balance sheet at carrying value, which approximates fair value due to their short-term nature.
The estimated fair value of loans payable and long-term debt (including current portion) at December 31, 2025, was $45.6 billion compared with a carrying value of $49.3 billion and at December 31, 2024, was $32.6 billion compared with a carrying value of $37.1 billion. Fair value was estimated using recent observable market prices and would be considered Level 2 in the fair value hierarchy.
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
The Company’s customers with the largest accounts receivable balances are: McKesson Corporation, Cencora, Inc. and Cardinal Health, Inc., which represented approximately 22%, 21% and 13%, respectively, of total accounts receivable at December 31, 2025. The Company monitors the creditworthiness of its customers to which it grants credit terms in the normal course of business. Bad debts have been minimal. The Company does not normally require collateral or other security to support credit sales.
The Company has accounts receivable factoring agreements with financial institutions in certain countries to sell accounts receivable. The Company factored $1.6 billion and $2.1 billion of accounts receivable as of December 31, 2025 and 2024, respectively, under these factoring arrangements, which reduced outstanding accounts receivable. The cash received from the financial institutions is reported within operating activities in the Consolidated Statement of Cash Flows. In certain of these factoring arrangements, for ease of administration, the Company will collect customer payments related to the factored receivables, which it then remits to the financial institutions, generally within thirty days after receipt. At December 31, 2025 and 2024, the Company had collected $45 million and $55 million, respectively, on behalf of the financial institutions, which is reflected as restricted cash in Other current assets, and the related obligation to remit the cash is recorded in Accrued and other current liabilities. The net cash flows related to these collections are reported as financing activities in the Consolidated Statement of Cash Flows. The cost of factoring such accounts receivable was de minimis.
Derivative financial instruments are executed under International Swaps and Derivatives Association master agreements. The master agreements with several of the Company’s financial institution counterparties also include credit support annexes. These annexes contain provisions that require collateral to be exchanged depending on the value of the derivative assets and liabilities, the Company’s credit rating, and the credit rating of the counterparty. Cash collateral received by the Company from various counterparties was $1 million and $165 million at December 31, 2025 and 2024, respectively. The obligation to return such collateral is recorded in Accrued and other current liabilities.

7.    Inventories
Inventories at December 31 consisted of:

	2025	2024
Finished goods	$2,275	$2,022
Raw materials and work in process	10,645	8,831
Supplies	331	289
	13,251	11,142
Decrease to LIFO cost	(912)	(840)
	$12,339	$10,302
Recognized as:
Inventories	$6,658	$6,109
Other Assets	5,681	4,193
Inventories valued under the LIFO method comprised approximately $4.3 billion and $3.4 billion at December 31, 2025 and 2024, respectively, after reflecting the decrease to LIFO cost. Amounts recognized as Other Assets are comprised almost entirely of raw materials and work in process inventories. At December 31, 2025 and 2024, these amounts included $5.5 billion and $3.8 billion, respectively, of inventories not expected to be sold within one year. In addition, these amounts included $211 million and $412 million at December 31, 2025 and 2024, respectively, of inventories produced in preparation for product launches.
8.    Goodwill and Other Intangibles
The following table summarizes goodwill activity by segment:

	Pharmaceutical	Animal Health	Total
Balance January 1, 2024	$17,922	$3,275	$21,197
Acquisitions (1)	—	518	518
Other (2)	(19)	(28)	(47)
Balance December 31, 2024 (3)	17,903	3,765	21,668
Acquisitions (1)	—	(106)	(106)
Other (2)	2	15	17
Balance December 31, 2025 (3)	$17,905	$3,674	$21,579
(1)    Activity is related to the 2024 acquisition of the Elanco aqua business and related measurement period adjustments in 2025.
(2)    Includes cumulative translation adjustments on goodwill balances.
(3)    Accumulated goodwill impairment losses were $531 million at both December 31, 2025 and 2024.
Other acquired intangibles at December 31 consisted of:

	2025			2024
	Gross Carrying Amount	Accumulated Amortization	Net	Gross Carrying Amount	Accumulated Amortization	Net
Product rights	$42,038	$20,710	$21,328	$29,988	$19,066	$10,922
IPR&D	427	—	427	430	—	430
Trade names	2,881	1,158	1,723	2,881	954	1,927
Licenses and other	10,064	6,861	3,203	8,863	5,772	3,091
	$55,410	$28,729	$26,681	$42,162	$25,792	$16,370
Some of the more significant acquired intangibles included in product rights, on a net basis, related to human health marketed products at December 31, 2025 were Ohtuvayre $11.8 billion; Winrevair, $5.4 billion; and Reblozyl, $2.5 billion. Additionally, the Company had $3.7 billion of net acquired intangibles related to animal health at December 31, 2025, of which $1.3 billion related to product rights and $1.7 billion was attributable to trade names, primarily related to Allflex. At December 31, 2025, IPR&D primarily relates to MK-1026 (nemtabrutinib), obtained through the 2020 acquisition of ArQule, Inc., which had a balance of $418 million. Some of the more significant net intangible assets included in licenses and other above at December 31, 2025 include Keytruda Qlex $886 million, related to a license agreement with Alteogen; Lynparza, $844 million, related to a collaboration with AstraZeneca;

Lenvima, $201 million, related to a collaboration with Eisai; and Adempas, $280 million, related to a collaboration with Bayer. See Note 3 for additional information related to the intangible asset associated with the license agreement and Note 4 for additional information related to the intangible assets associated with the collaborations.
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
The Company may recognize non-cash impairment charges in the future related to marketed products or pipeline programs and such charges could be material.
Aggregate amortization expense primarily recorded within Cost of sales was $2.8 billion in 2025, $2.4 billion in 2024 and $2.0 billion in 2023. The estimated aggregate amortization expense for each of the next five years is as follows: 2026, $3.8 billion; 2027, $3.6 billion; 2028, $3.3 billion; 2029, $3.0 billion; 2030, $2.7 billion.
9.    Loans Payable, Long-Term Debt and Leases
Loans Payable
Loans payable at December 31, 2025 included $2.3 billion of notes due in 2026, $215 million of long-dated notes that are subject to repayment at the option of the holders, and $63 million under a foreign financing facility. Loans payable at December 31, 2024 included $2.5 billion of notes due in 2025 and $149 million of long-dated notes that are subject to repayment at the option of the holders. The weighted-average interest rate of commercial paper borrowings was 4.32% and 5.18% for the years ended December 31, 2025 and 2024, respectively. There were no commercial paper borrowings outstanding at December 31, 2025 or 2024.

Long-Term Debt
Long-term debt at December 31 consisted of:

	2025	2024
2.15% notes due 2031	$1,991	$1,989
2.75% notes due 2051	1,981	1,980
3.70% notes due 2045	1,981	1,980
3.40% notes due 2029	1,744	1,742
4.95% notes due 2035	1,739	—
4.50% notes due 2033	1,553	1,509
1.70% notes due 2027	1,498	1,497
5.00% notes due 2053	1,492	1,482
4.75% notes due 2035	1,486	—
2.90% notes due 2061	1,485	1,484
5.55% notes due 2055	1,477	—
4.00% notes due 2049	1,475	1,474
1.45% notes due 2030	1,242	1,240
4.15% notes due 2043	1,241	1,240
5.70% notes due 2055	1,235	—
2.45% notes due 2050	1,217	1,216
1.90% notes due 2028	997	996
4.55% notes due 2032	995	—
4.45% notes due 2032	994	—
4.15% notes due 2031	994	—
3.25% euro-denominated notes due 2032	993	880
3.50% euro-denominated notes due 2037	990	877
5.15% notes due 2063	988	987
3.90% notes due 2039	988	987
3.70% euro-denominated notes due 2044	988	876
2.35% notes due 2040	987	986
3.75% euro-denominated notes due 2054	985	873
5.70% notes due 2065	984	—
4.30% notes due 2030	747	746
3.85% notes due 2027	747	—
3.85% notes due 2029	746	—
4.15% notes due 2030	745	—
5.50% notes due 2046	742	—
4.90% notes due 2044	740	740
6.50% notes due 2033	698	702
1.375% euro-denominated notes due 2036	583	517
2.50% euro-denominated notes due 2034	583	517
4.05% notes due 2028	499	498
Floating rate notes due 2027 (1)	499	—
Floating rate notes due 2029 (2)	498	—
3.60% notes due 2042	493	492
6.55% notes due 2037	402	404
5.75% notes due 2036	339	339
5.95% debentures due 2028	308	307
5.85% notes due 2039	271	271
6.40% debentures due 2028	251	251
1.875% euro-denominated notes due 2026	—	1,041
0.75% notes due 2026	—	998
6.30% debentures due 2026	—	135
Other	139	209
	$46,750	$34,462
(1)    Floating rate is compounded SOFR plus 46 bps, which at December 31, 2025 was 4.16%.
(2)    Floating rate is compounded SOFR plus 57 bps, which at December 31, 2025 was 4.35%.

Other (as presented in the table above) includes borrowings at variable rates that resulted in effective interest rates of 4.18% and 5.02% for 2025 and 2024, respectively.
With the exception of the 6.30% debentures due 2026, the notes listed in the table above are redeemable in whole or in part, at Merck’s option at any time, at varying redemption prices. Effective as of November 3, 2009, the Company executed a full and unconditional guarantee of the then existing debt of its subsidiary Merck Sharp & Dohme Corp. (MSD, now Merck Sharp & Dohme LLC) and MSD executed a full and unconditional guarantee of the then existing debt of the Company (excluding commercial paper), including for payments of principal and interest. These guarantees do not extend to debt issued subsequent to that date.
In December 2025, the Company issued $8.0 billion aggregate principal amount of senior unsecured notes consisting of $500 million of floating rate notes due 2029, $750 million of 3.85% notes due 2029, $1.0 billion of 4.15% notes due 2031, $1.0 billion of 4.45% notes due 2032, $1.5 billion of 4.75% notes due 2035, $750 million of 5.50% notes due 2046, $1.5 billion of 5.55% notes due 2055, and $1.0 billion of 5.70% notes due 2065. The Company used the net proceeds from the offering for general corporate purposes, including to fund a portion of the approximately $9.2 billion cash consideration for the January 2026 acquisition of Cidara, including related fees and expenses (see Note 3).
In September 2025, the Company issued $6.0 billion aggregate principal amount of senior unsecured notes consisting of $500 million of floating rate notes due 2027, $750 million of 3.85% notes due 2027, $750 million of 4.15% notes due 2030, $1.0 billion of 4.55% notes due 2032, $1.75 billion of 4.95% notes due 2035, and $1.25 billion of 5.70% notes due 2055. The Company used the net proceeds from the offering for general corporate purposes, including to fund a portion of the $10.4 billion cash consideration for the October 2025 acquisition of Verona Pharma, including related fees and expenses (see Note 3).
In May 2024, MSD Netherlands Capital B.V., a wholly owned finance subsidiary of Merck, completed a registered public offering of €3.4 billion in aggregate principal amount of euro-dominated senior notes comprised of €850 million of 3.25% senior notes due 2032, €850 million of 3.50% senior notes due 2037, €850 million of 3.70% senior notes due 2044, and €850 million of 3.75% senior notes due 2054 (collectively, the Euronotes). The Company has fully and unconditionally guaranteed all of MSD Netherlands Capital B.V.’s obligations under the Euronotes and no other subsidiary of the Company will guarantee these obligations. MSD Netherlands Capital B.V. is a “finance subsidiary” as defined in Rule 13-01(a)(4)(vi) of Regulation S-X of the Exchange Act, with no assets or operations other than those related to the issuance, administration and repayment of the Euronotes. The financial condition, results of operations and cash flows of MSD Netherlands Capital B.V. are consolidated in the financial statements of the Company. The net cash proceeds from the offering were used for general corporate purposes.
Certain of the Company’s borrowings require that Merck comply with covenants and, at December 31, 2025, the Company was in compliance with these covenants.
The aggregate maturities of long-term debt for each of the next five years are as follows: 2026, $2.6 billion; 2027, $2.7 billion; 2028, $2.1 billion; 2029, $3.0 billion; 2030, $2.7 billion. Interest payments related to these debt obligations are as follows: 2026, $1.8 billion; 2027, $1.8 billion; 2028, $1.7 billion; 2029, $1.6 billion; 2030, $1.5 billion.
The Company has a $6.0 billion credit facility that matures in May 2030. The facility provides backup liquidity for the Company’s commercial paper borrowing facility and is to be used for general corporate purposes. The Company has not drawn funding from this facility.
Leases
The Company has operating leases primarily for manufacturing facilities, research and development facilities, corporate offices, employee housing, vehicles and certain equipment. The Company determines if an arrangement is a lease at inception. When evaluating contracts for embedded leases, the Company exercises judgment to determine if there is an explicit or implicit identified asset in the contract and if Merck controls the use of that asset. Embedded leases, primarily associated with contract manufacturing organizations, are immaterial. The lease term includes options to extend or terminate the lease when it is reasonably certain that Merck will exercise that option. Real estate leases for facilities have an average remaining lease term of approximately seven years, which include options to extend the lease term for periods ranging up to five years where applicable. Vehicle leases are generally in effect for four years. The Company elected to exclude short-term leases (leases with an initial term of 12 months or less) from the lease assets and liabilities on the balance sheet.
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
Certain of the Company’s lease agreements contain variable lease payments that are adjusted periodically for inflation or for actual operating expense true-ups compared with estimated amounts; however, these amounts are immaterial. Sublease income was immaterial and there were no sale and leaseback transactions in 2025. Merck’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.
Operating lease cost was $423 million in 2025, $348 million in 2024 and $339 million in 2023. Cash paid for amounts included in the measurement of operating lease liabilities was $349 million in 2025, $357 million in 2024 and $347 million in 2023. Operating lease assets obtained in exchange for lease obligations were $162 million in 2025, $47 million in 2024 and $122 million in 2023.
Supplemental balance sheet information related to operating leases is as follows:

December 31	2025	2024
Assets
Other Assets (1)	$1,507	$1,370
Liabilities
Accrued and other current liabilities	294	282
Other Noncurrent Liabilities	901	877
	$1,195	$1,159
Weighted-average remaining lease term (years)	7.0	6.0
Weighted-average discount rate	3.5%	3.2%
(1)    Includes prepaid leases that have no related lease liability.
Maturities of operating leases liabilities are as follows:

2026	$335
2027	261
2028	204
2029	125
2030	103
Thereafter	415
Total lease payments	1,443
Less: Imputed interest	248
$1,195
At December 31, 2025, the Company had entered into additional real estate leases that had not yet commenced; the obligations associated with these leases total $400 million, of which $300 million relates to a lease that will commence in February 2026 and has a lease term of 20 years.

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
Product Liability Litigation
Dr. Scholl’s Foot Powder
As previously disclosed, Merck is a defendant in product liability lawsuits in the U.S. arising from consumers’ alleged exposure to talc in Dr. Scholl’s foot powder, which Merck acquired through its merger with Schering-Plough Corporation and sold as part of the divestiture of Merck’s consumer care business to Bayer in 2014. In these actions, plaintiffs allege that they were exposed to asbestos-contaminated talc and developed mesothelioma as a result. As of December 31, 2025, approximately 610 cases were pending against Merck in various state courts.
Gardasil/Gardasil 9
As previously disclosed, Merck is a defendant in product liability lawsuits in the U.S. involving Gardasil (Human Papillomavirus Quadrivalent [Types 6, 11, 16 and 18] Vaccine, Recombinant) and Gardasil 9 (Human Papillomavirus 9-valent Vaccine, Recombinant). As of December 31, 2025, approximately 135 cases were filed and are pending against Merck in either federal or state court. In these actions, plaintiffs allege, among other things, that they suffered various personal injuries after vaccination with Gardasil or Gardasil 9, with postural orthostatic tachycardia syndrome (POTS) as a predominate alleged injury.
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
On March 21, 2025, May 1, 2025, and July 11, 2025, plaintiff’s co-lead counsel in the Gardasil MDL filed multi-plaintiff complaints in New Jersey state court. Merck removed the cases to federal court and requested that the U.S. Judicial Panel on Multidistrict Litigation transfer the case to the Gardasil MDL. Plaintiffs opposed transfer to the Gardasil MDL and moved to have the case remanded to New Jersey state court. The U.S. Judicial Panel on Multidistrict Litigation issued orders transferring the cases to the Gardasil MDL.
On January 28, 2025, a trial commenced in California state court. Plaintiff claims that she suffers from POTS and fibromyalgia as a result of her Gardasil vaccinations. On February 14, 2025, after several weeks of trial and an opportunity to litigate plaintiff’s claims before a jury, plaintiff’s counsel approached Merck and proposed that the jury be discharged and the case adjourned. Merck agreed, subject to an explicit stipulation that Merck would provide no financial or other consideration in exchange for the agreement to adjourn. The case has thus been adjourned until a new trial date of May 4, 2026. Merck is vigorously defending this case and believes that evidence presented in court will show that Gardasil had no role in causing any of plaintiff’s conditions.
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
Governmental Proceedings
Civil Investigative Demands
As previously disclosed, in August 2025, the Company received a Civil Investigative Demand (CID) from the U.S. Department of Justice (DOJ), pursuant to a False Claims Act investigation, seeking documents, information, and testimony related to the Company’s programs and practices concerning diversity, equity, and inclusion. The CID states that the DOJ is investigating whether, in connection with the Company’s claims for payments under its federal contracts, the Company falsely certified compliance with federal antidiscrimination laws. The Company is cooperating with the investigation.
As previously disclosed, in June 2024, Merck received a Civil Investigative Demand (CID) from the DOJ, pursuant to a False Claims Act investigation, seeking documents and materials related to Steglatro, Januvia and certain related drugs. The CID states that it is investigating Merck’s price reporting under the Medicaid Drug Rebate Program as well as compliance with anti-kickback requirements in connection with patient assistance programs. The Company is cooperating with the investigation.
As previously disclosed, in June 2020, Merck received a CID from the DOJ. The CID requested answers to interrogatories, as well as various documents, regarding temperature excursions at a third-party storage facility containing certain Merck products. Merck cooperated with the government’s investigation. The government has ended its investigation and the matter is now closed.
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
Securities Litigation
As previously disclosed, on February 12, 2025, a putative class action was filed against Merck and certain of its officers in the U.S. District Court for the District of New Jersey, captioned Cronin v. Merck & Co., Inc., et al., purportedly on behalf of all purchasers of Merck common stock between October 26, 2023 and February 3, 2025. Plaintiff alleges that Merck violated federal securities laws by making materially false and misleading statements and material omissions regarding demand for Gardasil/Gardasil 9 in China. Plaintiff seeks unspecified monetary damages, pre-judgment and post-judgment interest, and fees and costs. On December 4, 2025, the court entered an order approving appointment of a lead plaintiff group comprised of purported Merck shareholders AMF Tjänstepension AB, KBC Asset Management NV, and Wayne County Employees’ Retirement System (Lead Plaintiffs). On December 17, 2025, the court approved the parties’ joint stipulation and scheduling order setting the deadline to file an operative amended complaint and motion-to-dismiss briefing. Per the stipulation, Lead Plaintiffs’ amended complaint was filed on February 20, 2026; defendants’ motion to dismiss is due May 1, 2026; Lead Plaintiffs’ opposition to the motion to dismiss is due June 30, 2026; and defendants’ reply brief is due August 14, 2026.
As previously disclosed, on July 18, 2025, purported Merck stockholder Terence Collins filed a derivative lawsuit in the U.S. District Court for the District of New Jersey, captioned Collins v. Davis, et al., against certain Merck officers and board members. The complaint asserts a violation of Section 14(a) of the Securities Exchange Act of 1934 (the Exchange Act), as well as claims of breach of fiduciary duty, waste of corporate assets, and unjust enrichment based on the same allegations as in the putative securities class action. On behalf of the Company, the complaint seeks unspecified monetary damages, corporate governance reforms, injunctive relief, restitution, and fees and costs.
As previously disclosed, on September 2, 2025, purported Merck stockholders Robert Daniel and Daniel Gershen filed a derivative lawsuit in the U.S. District Court for the District of New Jersey, captioned Daniel, et al. v. Frazier, et al., against certain current and former Merck officers and board members for violations of Sections 10(b), 14(a), and 20(a) of the Exchange Act, breach of fiduciary duty, waste of corporate assets, and unjust enrichment based on the same allegations as the putative securities class action and the earlier-filed Collins derivative lawsuit. On behalf of the Company, the complaint seeks unspecified monetary damages, corporate governance reforms, injunctive relief, restitution, and fees and costs.
As previously disclosed, on September 19, 2025, the parties to the Collins and Daniel lawsuits concurrently filed joint stipulations to stay the lawsuits pending the earliest of the following: (i) dismissal of the securities class action; (ii) any defendant filing an answer in the securities class action; or (iii) any party to the stipulation giving 15 days’ notice that they no longer consent to the stay. The parties also filed joint stipulations to consolidate the Collins and Daniel derivative lawsuits. On October 1, 2025, the district court so-ordered the stay stipulations and consolidation stipulations. The cases are now consolidated and stayed under the caption In re Merck & Co., Inc. Stockholder Derivative Litigation.
As previously disclosed, on September 23, 2025, purported Merck shareholders Gary Weniger, Kathie McGinty, and Pamela Young filed a derivative lawsuit in the Superior Court of New Jersey (Union County), captioned Weniger, et al. v. Frazier, et al., against certain current and former Merck officers and board members. The complaint asserts claims of breach of fiduciary duty, gross mismanagement, waste of corporate assets, unjust enrichment, insider trading, and a violation of New Jersey securities law based on the same allegations as the putative securities class action and the earlier-filed Collins and Daniel derivative lawsuits. On behalf of the Company, the complaint seeks unspecified monetary damages, disgorgement of any illicitly gained proceeds, corporate governance reforms, injunctive relief, restitution, and fees and costs.
On November 3, 2025, purported Merck shareholder The Vladimir Gusinsky Revocable Trust filed a derivative lawsuit in the Superior Court of New Jersey (Union County), captioned The Vladimir Gusinsky Revocable Trust v. Frazier, et al., against certain current and former Merck officers and board members. The complaint asserts claims of breach of fiduciary duty and unjust enrichment based on the same allegations as the putative securities class action and the earlier-filed derivative lawsuits. On behalf of the Company, the complaint seeks unspecified monetary damages, corporate governance reforms, restitution, disgorgement of profits, and fees and costs.
On November 17, 2025, the parties to the Weniger and Gusinsky derivative lawsuits filed a joint stipulation to stay the proceedings pending the earliest of the following: (i) dismissal of the securities class action; (ii) any defendant filing an answer in the securities class action; or (iii) any party to the stipulation giving 15 days’ notice that they no longer consent to the stay. The parties also stipulated to consolidate the Weniger and Gusinsky derivative lawsuits. On November 18, 2025, the court approved the parties’ stipulation to consolidate the Weniger and Gusinsky lawsuits. On December 4, 2025, the parties filed a joint status letter with a renewed request for a stay.
On December 5, 2025, purported Merck shareholder Mark Kistenmacher filed a derivative lawsuit in the Superior Court of New Jersey (Union County), captioned Kistenmacher v. Baker, et al., against certain current and former Merck officers and board members. The complaint asserts claims of breach of fiduciary duty, unjust enrichment, waste of corporate assets, gross mismanagement, and abuse of control based on the same allegations as the putative securities class action and the earlier-filed derivative lawsuits. On behalf of the Company, the complaint seeks unspecified monetary damages, disgorgement of profits and special benefits, punitive damages, and fees and costs.
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
As previously disclosed, in December 2023, the U.S. Judicial Panel on Multidistrict Litigation remanded the four Insurer Plaintiff cases to the transferor courts in the Northern District of California (Kaiser), the District of Minnesota (United HealthCare), and the District of New Jersey (Humana and Centene). The Merck Defendants filed motions to dismiss in each of the Insurer Plaintiff cases.
As previously disclosed, in December 2024, the district court in the District of New Jersey granted in part and denied in part the motions to dismiss in the Humana and Centene cases and, on January 29, 2025, Humana and Centene filed amended complaints.
On February 12, 2026, the district court in the Northern District of California granted in part and denied in part the motion to dismiss in the Kaiser case.
RotaTeq Antitrust Litigation
As previously disclosed, in March 2023, the Mayor and City Council of Baltimore filed a putative class action against MSD in the Eastern District of Pennsylvania on behalf of all third-party payers in states that indirectly purchased, paid, and/or provided reimbursement for some or all of the purchase price of RotaTeq (Rotavirus Vaccine, Live Oral, Pentavalent), other than for resale, from March 3, 2019 to the present. Plaintiff alleges that MSD violated federal and state antitrust laws and state consumer protection laws. Plaintiff alleges that MSD has implemented an anticompetitive vaccine bundling scheme whereby MSD leverages its alleged monopoly power in certain pediatric vaccine markets to maintain its alleged monopoly power in the U.S. market for rotavirus vaccines in order to charge supracompetitive prices for RotaTeq. Plaintiff seeks permanent injunctive relief and unspecified monetary damages on purchases of RotaTeq, trebled, and fees and costs. In May 2023, MSD moved to dismiss the complaint. In November 2023, the court granted in part and denied in part the motion to dismiss, dismissing plaintiff’s Idaho and Utah consumer law claims and allowing all other claims to proceed.
Bravecto Litigation
As previously disclosed, in January 2020, the Company was served with a complaint in the U.S. District Court for the District of New Jersey. Following motion practice, the plaintiffs filed a third amended complaint in August 2024, seeking to certify a nationwide class as well as five statewide classes of purchasers or users of Bravecto (fluralaner) products from its launch through the present. Plaintiffs contend Bravecto causes neurological events in dogs and cats and alleges violations of the consumer fraud statutes of certain of their home states (Connecticut, New York, Florida and Texas), Breach of Warranty, Product Liability, and related theories. The Company moved to dismiss or, alternatively, to strike the class allegations from the third amended complaint, and that motion was granted in part and denied in part. The Company sought permission from the court to file a motion for summary judgment directed at the named plaintiffs’ claims and that motion is pending. The Company anticipates that plaintiffs will file a motion for class certification in March 2026 and that it will oppose plaintiffs’ motion thereafter. A similar case was filed in Quebec, Canada in May 2019. The Superior Court certified a class of dog owners in Quebec who gave Bravecto Chew to their dogs between February 16, 2017 and November 2, 2018 whose dogs experienced one of the conditions in the post-marketing adverse reactions section of the labeling approved on November 2, 2018. The Company and plaintiffs each appealed the class certification decision. The Court of Appeal of Quebec amended the class period to start July 2,

2014, allowed the second plaintiff to serve as a class representative, and modified the list of conditions in the class definition. The Company sought leave to appeal to the Supreme Court of Canada, which was denied. The case is proceeding in the Superior Court.
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
Bridion — As previously disclosed, between January and November 2020, the Company received multiple Paragraph IV Certification Letters under the Hatch-Waxman Act notifying the Company that generic drug companies had filed applications to the FDA seeking pre-patent expiry approval to sell generic versions of Bridion (sugammadex) Injection. In March, April and December 2020, the Company filed patent infringement lawsuits against those generic companies. The defendants in the New Jersey action referred to below stipulated to infringement of the asserted claims and withdrew all remaining claims and defenses other than a defense seeking to shorten the patent term extension (PTE) of the sugammadex patent to December 2022. The U.S. District Court for the District of New Jersey held a one-day trial in December 2022 on this remaining PTE calculation defense.
As previously disclosed, in June 2023, the U.S. District Court for the District of New Jersey ruled in Merck’s favor. The court held that Merck’s calculation of PTE for the sugammadex patent covering the compound is not invalid and that the U.S. Patent & Trademark Office correctly granted a full five-year extension. Also in June 2023, the U.S. District Court for the District of New Jersey issued a final judgment prohibiting the FDA from approving any of the pending or tentatively approved generic applications until January 27, 2026, except for any subsequent agreements between defendants and Merck or further order by the court. In March 2025, the Federal Circuit affirmed the district court’s decision, holding that the patent term extension granted to the sugammadex patent covering Bridion was not invalid and that the patent is entitled to its full five-year patent term extension. In addition, the FDA has now granted Bridion six months of pediatric exclusivity.
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
As a result of these settlement agreements related to the later expiring 2027 salt/polymorph patent directed to the specific sitagliptin salt form of the products, the Company expects that Januvia and Janumet will not lose market exclusivity in the U.S. until May 2026 and Janumet XR will not lose market exclusivity in the U.S. until July 2026, although the FDA has approved a non-automatically substitutable form of sitagliptin that differs from the form in the Company’s sitagliptin products.
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
In October 2023, the Company filed a patent infringement lawsuit against Sawai Pharmaceuticals Co., Ltd. (Sawai) and Medisa Shinyaku Co., Ltd (collectively, Defendants) in the Tokyo District Court seeking an injunction to stop the manufacture, sale and offer for sale of the Defendants’ sitagliptin dihydrogen phosphate product, while the Company’s patents and patent term extensions are in force. The lawsuit is in response to the Defendants’ application for marketing authorization to sell a generic sitagliptin dihydrogen phosphate product, in the anhydride form, which was approved in August 2023. Merck asserts that the Defendants’ activity infringes a patent term extension associated with Merck’s patent directed to the sitagliptin compound patent. In January 2026, the Tokyo District Court orally indicated its view that the extended patent covers Sawai’s tablets. Following this, Sawai conceded to all of the Company’s claims; thus, the case was concluded without a written decision. The relevant PTE for Januvia in Japan remains in effect until it expires on March 30, 2026.
Keytruda — As previously disclosed, in November 2022, the Company filed a complaint against The Johns Hopkins University (JHU) in the U.S. District Court of Maryland. This action concerns a joint research collaboration between Merck and JHU regarding the use of Keytruda in certain indications. Merck and JHU partnered to design and conduct a clinical study administering Keytruda to cancer patients having tumors that had the genetic biomarker known as microsatellite instability-high (MSI-H) (the Joint Clinical Study). Subsequently JHU obtained a number of U.S. patents specifically relying on the Joint Clinical Study. Merck alleges that JHU breached the collaboration agreement by obtaining issuance of these patents without informing or involving Merck, which were licensed to others, and then trying to enforce these patents against Merck. Merck therefore brought an action for breach of contract, declaratory judgment of noninfringement, and promissory estoppel. JHU answered the complaint in April and May 2023, denying Merck’s claims, and counterclaiming for willful infringement of nine issued U.S. patents, including a demand for damages. Between November 30, 2023 and March 13, 2024, the Company filed inter partes review petitions with the U.S. Patent Office’s Patent Trial and Appeal Board (PTAB), challenging the patentability of all nine patents asserted in the district court. Between June 2024 and October 2024, the PTAB instituted a review of all nine challenged patents. In June 2024, the district court granted Merck’s motion to stay the case in its entirety pending the outcome of the PTAB proceeding instituted in June 2024.
Between June and November of 2025, the PTAB issued Final Written Decisions finding all challenged claims of the nine patents unpatentable. JHU has filed notices of appeal to the Federal Circuit Court of Appeals. The district court’s stay is expected to continue until at least the issuance of the Federal Circuit decision.
Lenvima — Between 2019 and 2024, Eisai Inc (Eisai) received Paragraph IV Certification Letters under the Hatch-Waxman Act, providing notice that Sun Pharmaceuticals (Sun), Shilpa Medicare Ltd. (Shilpa), Dr. Reddy’s Laboratories (DRL), and Torrent Pharmaceuticals (Torrent) filed separate applications to the FDA seeking pre-patent expiry approval to sell generic versions of Lenvima (lenvatinib) tablets. Between 2019 and 2024, Eisai and the Company filed a series of patent infringement lawsuits in the U.S. District Court for the District of New Jersey against each generic company asserting several Orange-Book listed patents. The Lenvima compound patent expires in April 2026 (including pediatric exclusivity) and was not challenged. Eisai and the Company settled with Sun, DRL, and Torrent regarding the remaining asserted patents covering Lenvima. Eisai has announced publicly, these generic companies can bring their generic versions of Lenvima to the market in the U.S. in July 2030 or earlier under certain circumstances. In May 2025, Eisai and the Company received a favorable trial decision against Shilpa from the U.S. District Court for the District of New Jersey. As a result of the decision, Shilpa is unable to receive approval from the FDA to sell its generic version of Lenvima until February 2036. Shilpa has appealed the district court’s decision to the U.S. Court of Appeals for the Federal Circuit, and the appeal is currently pending.
Subcutaneous Pembrolizumab — As previously disclosed, Halozyme, Inc. (Halozyme) has publicly alleged that certain patents in its modified hyaluronidase (MDASE) portfolio cover an ingredient in the Company’s subcutaneous pembrolizumab product. In November 2024, the Company began filing a series of post grant review (PGR) petitions before the PTAB alleging that certain patents in the MDASE portfolio are invalid. In June 2025, the PTAB instituted the first petition filed by the Company. Since then, the PTAB also instituted 13 additional petitions. An institution decision on one additional patent in the MDASE portfolio is still pending.
In April 2025, Halozyme filed a complaint in the U.S. District Court for the District of New Jersey alleging that the Company’s activities related to subcutaneous pembrolizumab infringe or will infringe 15 patents belonging to the MDASE portfolio, 12 of which are the subject of the Company’s already filed PGR petitions. Although there are three patents that were not and cannot be challenged using the PGR process, the Company believes those patents are invalid and suffer from the same defects as the patents currently being challenged and those patents can be challenged in court proceedings if required.
Between August and September 2025, the Company filed revocation actions against EP Patent No. 2 797 622 (the ‘622 patent) owned by Halozyme in the UK, France, Germany and The Netherlands. Halozyme counterclaimed for an injunction in the UK under the ‘622 patent as well as an additional patent but have undertaken not to enforce any injunction there until the validity of both patents, which is in dispute, is finally determined. In October 2025, the Company accepted service of a preliminary injunction filed by Halozyme under the ‘622 patent in Germany. Following a one day hearing in December 2025, a preliminary injunction was awarded against the Company prohibiting sales in Germany. The Company has appealed the preliminary injunction decision and expects a decision on the appeal in the second quarter of 2026.
Lynparza — As previously disclosed, between December 2022 and November 2024, AstraZeneca Pharmaceuticals LP received Paragraph IV Certification Letters under the Hatch-Waxman Act notifying AstraZeneca that Natco Pharma Limited, Sandoz Inc., Cipla USA, Inc and Cipla Limited (collectively, Cipla), and Zydus Pharmaceuticals (USA) Inc. have filed separate applications to the FDA seeking pre-patent expiry approval to sell generic versions of Lynparza (olaparib) tablet. Between February 2023 and January 2025, AstraZeneca and the Company filed a series of patent infringement lawsuits in the U.S. District Court for the District of New Jersey against each generic company asserting a number of Orange-Book listed patents. The filing of the initial infringement suit generally stays FDA approval for 30 months from the date of the Paragraph IV notice or until an adverse court decision, if any, whichever may occur earlier. In these cases, however, none of the generic companies are challenging the patent specifically claiming the olaparib compound which expires in September 2027. Thus, the earliest date the FDA can approve any of the currently pending generic applications is September 2027. All cases have been consolidated and a trial is expected in 2026.
Capvaxive — As previously disclosed, in September 2025, Pogona, LLC filed a complaint in the U.S. District Court for the District of New Jersey alleging that the Company’s activities related to Capvaxive infringe U.S. Patent No. 11,058,757. Pogona, LLC is asserting the Company’s infringement is willful and is seeking monetary damages. The Company believes the asserted patent is invalid and not infringed.
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

the costs and outcomes of completed trials; and the most current information regarding anticipated timing, progression, and related costs of pre-trial activities and trials in the associated litigation. The amount of legal defense reserves as of December 31, 2025 and 2024 of approximately $245 million and $225 million, respectively, represents the Company’s best estimate of the minimum amount of defense costs to be incurred in connection with its outstanding litigation; however, events such as additional trials and other events that could arise in the course of its litigation could affect the ultimate amount of legal defense costs to be incurred by the Company. The Company will continue to monitor its legal defense costs and review the adequacy of the associated reserves and may determine to increase the reserves at any time in the future if, based upon the factors set forth, it believes it would be appropriate to do so.
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
In management’s opinion, the liabilities for all environmental matters that are probable and reasonably estimable have been accrued and totaled $42 million and $41 million at December 31, 2025 and 2024, respectively. These liabilities are undiscounted, do not consider potential recoveries from other parties and will be paid out over the periods of remediation for the applicable sites, which are expected to occur primarily over the next 15 years. Although it is not possible to predict with certainty the outcome of these matters, or the ultimate costs of remediation, management does not believe that any reasonably possible expenditures that may be incurred in excess of the liabilities accrued should exceed approximately $58 million in the aggregate. Management also does not believe that these expenditures should result in a material adverse effect on the Company’s financial condition, results of operations or liquidity for any year.
11.    Equity
The Merck certificate of incorporation authorizes 6,500,000,000 shares of common stock and 20,000,000 shares of preferred stock.
Capital Stock
A summary of common stock and treasury stock transactions (shares in millions) is as follows:

	2025		2024		2023
	Common Stock	Treasury Stock	Common Stock	Treasury Stock	Common Stock	Treasury Stock
Balance January 1	3,577	1,049	3,577	1,045	3,577	1,039
Purchases of treasury stock	—	59	—	11	—	13
Issuances (1)	—	(6)	—	(7)	—	(7)
Balance December 31	3,577	1,102	3,577	1,049	3,577	1,045
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
At December 31, 2025, 66 million shares collectively were authorized for future grants under the Company’s share-based compensation plans. These awards are settled with treasury shares.
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
Total pretax share-based compensation cost recorded in 2025, 2024 and 2023 was $820 million, $761 million and $645 million, respectively. Income tax benefits for share-based compensation expense recognized in 2025, 2024 and 2023 were $125 million, $117 million and $96 million, respectively.
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
The weighted average exercise price of options granted in 2025, 2024 and 2023 was $84.71, $129.22 and $117.89 per option, respectively. The weighted average fair value of options granted in 2025, 2024 and 2023 was $18.61, $25.60 and $21.69 per option, respectively, and were determined using the following assumptions:

Years Ended December 31	2025	2024	2023
Expected dividend yield	3.1%	3.0%	3.1%
Risk-free interest rate	3.9%	4.7%	3.4%
Expected volatility	25.9%	20.5%	22.4%
Expected life (years)	5.8	5.8	5.8
Summarized information relative to stock option plan activity (options in thousands) is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding January 1, 2025	12,500	$86.04
Granted	1,616	84.71
Exercised	(1,428)	64.76
Forfeited	(211)	106.46
Outstanding December 31, 2025	12,477	$87.95	5.7	$275
Vested and expected to vest December 31, 2025	12,235	$87.73	5.7	$272
Exercisable December 31, 2025	9,348	$82.09	4.8	$244

Additional information pertaining to stock option plans is provided in the table below:

Years Ended December 31	2025	2024	2023
Total intrinsic value of stock options exercised	$41	$144	$95
Fair value of stock options vested	36	32	30
Cash received from the exercise of stock options	92	177	125
A summary of nonvested RSU and PSU activity (shares in thousands) is as follows:

	RSUs		PSUs
	Number of Shares	Weighted Average Grant Date Fair Value	Number of Shares	Weighted Average Grant Date Fair Value
Nonvested January 1, 2025	12,232	$117.94	1,766	$117.57
Granted	10,318	84.65	1,233	81.20
Vested	(6,042)	110.84	(1,101)	88.42
Forfeited	(786)	104.44	(64)	104.87
Nonvested December 31, 2025	15,722	$99.50	1,834	$111.13
Expected to vest December 31, 2025	13,978	$100.27	1,732	$111.82
At December 31, 2025, there was $1.1 billion of total pretax unrecognized compensation expense related to nonvested stock options, RSU and PSU awards which will be recognized over a weighted average period of 1.9 years. For segment reporting, share-based compensation costs are unallocated expenses.
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
Net Periodic Benefit Cost
The net periodic benefit cost (credit) for pension and other postretirement benefit plans consisted of the following components:

	Pension Benefits
	U.S.			International			Other Postretirement Benefits
Years Ended December 31	2025	2024	2023	2025	2024	2023	2025	2024	2023
Service cost	$378	$373	$326	$228	$243	$196	$37	$30	$32
Interest cost	569	537	526	303	294	299	61	56	63
Expected return on plan assets	(840)	(826)	(735)	(613)	(554)	(517)	(50)	(80)	(64)
Amortization of unrecognized prior service (credit) cost	—	—	(1)	(28)	(13)	2	(40)	(43)	(49)
Net loss (gain) amortization	58	43	—	11	5	(3)	(45)	(51)	(42)
Termination benefits	2	5	3	—	1	—	—	4	—
Curtailments	9	—	8	(15)	—	(1)	(3)	—	(1)
Settlements	—	—	28	—	(1)	(5)	—	—	—
Net periodic benefit cost (credit)	$176	$132	$155	$(114)	$(25)	$(29)	$(40)	$(84)	$(61)
In connection with restructuring actions (see Note 5), termination charges were recorded in 2025, 2024 and 2023 on pension and other postretirement benefit plans related to expanded eligibility for certain employees exiting Merck. Also, in connection with these restructuring activities, curtailments and settlements were recorded on certain pension plans. Lump sum payments to U.S. pension plan participants also contributed to the settlements recorded during 2023.
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
Obligations and Funded Status
Summarized information about the changes in plan assets and benefit obligations, the funded status and the amounts recorded at December 31 is as follows:

	Pension Benefits				Other Postretirement Benefits
	U.S.		International
	2025	2024	2025	2024	2025	2024
Fair value of plan assets January 1	$9,717	$9,804	$9,647	$9,562	$1,040	$1,045
Actual return on plan assets	1,435	266	318	637	86	35
Company contributions	267	262	195	198	71	46
Effects of exchange rate changes	—	—	1,010	(522)	—	—
Benefits paid	(689)	(615)	(268)	(250)	(90)	(89)
Settlements	—	—	(38)	(14)	—	—
Other	—	—	42	36	—	3
Fair value of plan assets December 31	$10,730	$9,717	$10,906	$9,647	$1,107	$1,040
Benefit obligation January 1	$10,151	$10,446	$8,274	$9,042	$1,136	$1,104
Service cost	378	373	228	243	37	30
Interest cost	569	537	303	294	61	56
Actuarial losses (gains) (1)	178	(595)	(962)	(549)	34	32
Benefits paid	(689)	(615)	(268)	(250)	(90)	(89)
Effects of exchange rate changes	—	—	879	(473)	3	(4)
Plan amendments	—	—	(5)	(56)	—	—
Curtailments	9	—	(4)	—	(2)	—
Termination benefits	2	5	—	1	—	4
Settlements	—	—	(38)	(14)	—	—
Other	—	—	45	36	—	3
Benefit obligation December 31	$10,598	$10,151	$8,452	$8,274	$1,179	$1,136
Funded status December 31	$132	$(434)	$2,454	$1,373	$(72)	$(96)
Recognized as:
Other Assets	$602	$26	$2,770	$1,785	$66	$51
Accrued and other current liabilities	(58)	(55)	(20)	(18)	(7)	(7)
Other Noncurrent Liabilities	(412)	(405)	(296)	(394)	(131)	(140)
(1)    Actuarial losses (gains) primarily reflect changes in discount rates.
At December 31, 2025 and 2024, the accumulated benefit obligation was $18.7 billion and $18.1 billion, respectively, for all pension plans, of which $10.4 billion and $10.0 billion, respectively, related to U.S. pension plans.

Information related to the funded status of select pension plans at December 31 is as follows:

	U.S.		International
	2025	2024	2025	2024
Pension plans with a projected benefit obligation in excess of plan assets
Projected benefit obligation	$469	$9,517	$1,405	$1,847
Fair value of plan assets	—	9,057	1,089	1,435
Pension plans with an accumulated benefit obligation in excess of plan assets
Accumulated benefit obligation	$449	$442	$1,332	$1,768
Fair value of plan assets	—	—	1,038	1,385
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
Level 3 — Unobservable inputs that are supported by little or no market activity. The Level 3 assets are those whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques with significant unobservable inputs, as well as instruments for which the determination of fair value requires significant judgment or estimation. At December 31, 2025 and 2024, $737 million and $700 million, respectively, or 3% and 4%, respectively, of the Company’s pension investments were categorized as Level 3 assets.
If the inputs used to measure the financial assets fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

The fair values of the Company’s pension plan assets at December 31 by asset category are as follows:

	Fair Value Measurements Using					Fair Value Measurements Using
	Level 1	Level 2	Level 3	NAV (1)	Total	Level 1	Level 2	Level 3	NAV (1)	Total
	2025					2024
U.S. Pension Plans
Cash and cash equivalents	$200	$—	$—	$142	$342	$43	$—	$—	$121	$164
Investment funds
Developed markets equities	196	—	—	3,278	3,474	170	—	—	2,385	2,555
Emerging markets equities	—	—	—	905	905	—	—	—	1,265	1,265
Real estate	—	—	—	298	298	—	—	—	174	174
Equity securities
Developed markets	2,109	—	—	—	2,109	2,171	—	—	—	2,171
Fixed income securities
Government and agency obligations	—	2,206	—	—	2,206	—	2,101	—	—	2,101
Corporate obligations	—	1,397	—	—	1,397	—	1,293	—	—	1,293
Mortgage and asset-backed securities	—	18	—	—	18	—	21	—	—	21
Other investments (liabilities)
Derivatives	(21)	—	—	—	(21)	(29)	—	—	—	(29)
Other	—	—	2	—	2	—	—	2	—	2
Plan assets at fair value	$2,484	$3,621	$2	$4,623	$10,730	$2,355	$3,415	$2	$3,945	$9,717
International Pension Plans
Cash and cash equivalents	$90	$5	$—	$11	$106	$112	$—	$—	$11	$123
Investment funds
Developed markets equities	815	4,024	—	135	4,974	599	3,537	—	96	4,232
Government and agency obligations	323	3,306	—	157	3,786	262	2,974	—	149	3,385
Corporate obligations	25	10	—	156	191	23	8	—	149	180
Emerging markets equities	71	—	—	90	161	54	—	—	91	145
Other fixed income obligations	27	5	—	4	36	8	7	—	4	19
Real estate	—	—	—	17	17	—	—	—	12	12
Equity securities
Developed markets	289	—	—	—	289	287	—	—	—	287
Fixed income securities
Government and agency obligations	—	413	—	—	413	—	368	—	—	368
Corporate obligations	—	147	—	—	147	—	141	—	—	141
Mortgage and asset-backed securities	—	51	—	—	51	—	54	—	—	54
Other investments
Insurance contracts (2)	—	—	735	—	735	—	1	698	2	701
Plan assets at fair value	$1,640	$7,961	$735	$570	$10,906	$1,345	$7,090	$698	$514	$9,647
(1)    Certain investments that were measured at net asset value (NAV) per share or its equivalent have not been classified in the fair value hierarchy. The NAV amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the fair value of plan assets at December 31, 2025 and 2024.
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

The table below provides a summary of the changes in fair value, including transfers in and/or out, of all financial assets measured at fair value using significant unobservable inputs (Level 3) for the Company’s pension plan assets:

	2025			2024
	Insurance Contracts	Other	Total	Insurance Contracts	Other	Total
U.S. Pension Plans
Balance January 1	$—	$2	$2	$—	$3	$3
Actual return on plan assets:
Relating to assets still held at December 31	—	—	—	—	(2)	(2)
Relating to assets sold during the year	—	—	—	—	2	2
Purchases and sales, net	—	—	—	—	(1)	(1)
Balance December 31	$—	$2	$2	$—	$2	$2
International Pension Plans
Balance January 1	$698	$—	$698	$785	$—	$785
Actual return on plan assets:
Relating to assets still held at December 31	117	—	117	(26)	—	(26)
Purchases and sales, net	(85)	—	(85)	(61)	—	(61)
Transfers into Level 3	5	—	5	—	—	—
Balance December 31	$735	$—	$735	$698	$—	$698
The fair values of the Company’s other postretirement benefit plan assets at December 31 by asset category are as follows:

	Fair Value Measurements Using					Fair Value Measurements Using
	Level 1	Level 2	Level 3	NAV (1)	Total	Level 1	Level 2	Level 3	NAV (1)	Total
	2025					2024
Cash and cash equivalents	$14	$—	$—	$4	$18	$—	$—	$—	$5	$5
Investment funds
Developed markets equities	3	—	—	58	61	3	—	—	46	49
Emerging markets equities	—	—	—	16	16	—	—	—	24	24
Real estate	—	—	—	5	5	—	—	—	3	3
Equity securities
Developed markets	38	—	—	—	38	41	—	—	—	41
Fixed income securities
Corporate obligations	—	645	—	—	645	—	598	—	—	598
Government and agency obligations	—	261	—	—	261	—	266	—	—	266
Mortgage and asset-backed securities	—	63	—	—	63	—	54	—	—	54
Plan assets at fair value	$55	$969	$—	$83	$1,107	$44	$918	$—	$78	$1,040
(1)    Certain investments that were measured at net asset value (NAV) per share or its equivalent have not been classified in the fair value hierarchy. The NAV amounts presented in this table are intended to permit reconciliation of the fair value hierarchy to the fair value of plan assets at December 31, 2025 and 2024.
The Company has established investment guidelines for its U.S. pension and other postretirement plans to create an asset allocation that is expected to deliver a rate of return sufficient to meet the long-term obligation of each plan, given an acceptable level of risk. The target investment portfolio of the Company’s U.S. pension and other postretirement benefit plans is allocated 25% to 40% in U.S. equities, 15% to 30% in international equities, 40% to 50% in fixed-income investments, and up to 8% in cash and other investments. The portfolio’s equity weighting is consistent with the long-term nature of the plans’ benefit obligations. The expected annual standard deviation of returns of the target portfolio, which approximates 11%, reflects both the equity allocation and the diversification benefits among the asset classes in which the portfolio invests. For international pension plans, the targeted investment portfolio varies based on the duration of pension liabilities and local government rules and regulations. Concentration risk is mitigated by utilizing diversified investment strategies within portfolios.

Expected Contributions
Contributions during 2026 are expected to be approximately $270 million for U.S. pension plans, approximately $190 million for international pension plans and approximately $70 million for other postretirement benefit plans.
Expected Benefit Payments
Expected benefit payments are as follows:

	U.S. Pension Benefits	International Pension Benefits	Other Postretirement Benefits
2026	$834	$334	$88
2027	832	323	90
2028	833	336	94
2029	847	354	98
2030	866	362	102
2031 — 2035	4,531	2,108	554
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
Amounts Recognized in Other Comprehensive Income (Loss)
Net gain/loss amounts reflect differences between expected and actual returns on plan assets as well as the effects of changes in actuarial assumptions. Net gain/loss amounts in excess of certain thresholds are amortized into net periodic benefit cost over the average remaining service life of employees. The following amounts were reflected as components of OCI:

	Pension Plans						Other Postretirement Benefit Plans
	U.S.			International
Years Ended December 31	2025	2024	2023	2025	2024	2023	2025	2024	2023
Net gain (loss) arising during the period	$408	$35	$(69)	$686	$634	$(438)	$2	$(78)	$110
Prior service credit (cost) arising during the period	—	—	—	5	56	(16)	—	—	—
	$408	$35	$(69)	$691	$690	$(454)	$2	$(78)	$110
Net loss (gain) amortization included in benefit cost	$58	$43	$—	$11	$5	$(3)	$(45)	$(51)	$(42)
Prior service (credit) cost amortization included in benefit cost	—	—	(1)	(28)	(13)	2	(40)	(43)	(49)
Settlements and curtailments	9	—	36	(15)	(1)	(6)	(3)	—	(1)
	$67	$43	$35	$(32)	$(9)	$(7)	$(88)	$(94)	$(92)
Actuarial Assumptions
The Company reassesses its benefit plan assumptions on a regular basis. The weighted average assumptions used in determining U.S. pension and other postretirement benefit plan and international pension plan information are as follows:

	U.S. Pension and Other Postretirement Benefit Plans			International Pension Plans
December 31	2025	2024	2023	2025	2024	2023
Net periodic benefit cost
Discount rate	5.70%	5.30%	5.50%	3.70%	3.40%	3.90%
Expected rate of return on plan assets	7.70%	7.75%	7.00%	5.40%	5.20%	5.00%
Salary growth rate	4.80%	4.60%	4.60%	3.10%	3.20%	3.20%
Interest crediting rate	5.40%	5.30%	5.30%	3.50%	3.40%	3.30%
Benefit obligation
Discount rate	5.60%	5.70%	5.30%	4.20%	3.70%	3.40%
Salary growth rate	4.80%	4.80%	4.60%	3.10%	3.10%	3.20%
Interest crediting rate	5.40%	5.40%	5.30%	3.70%	3.50%	3.40%

For both the pension and other postretirement benefit plans, the discount rate is evaluated on measurement dates and modified to reflect the prevailing market rate of a portfolio of high-quality fixed-income debt instruments that would provide the future cash flows needed to pay the benefits included in the benefit obligation as they come due. The expected rate of return for both the pension and other postretirement benefit plans represents the average rate of return to be earned on plan assets over the period the benefits included in the benefit obligation are to be paid and is determined on a plan basis. The expected rate of return for each plan is developed considering long-term historical returns data, current market conditions, and actual returns on the plan assets. Using this reference information, the long-term return expectations for each asset category and a weighted-average expected return for each plan’s target portfolio is developed according to the allocation among those investment categories. The expected portfolio performance reflects the contribution of active management as appropriate. For 2026, the expected rate of return for the Company’s U.S. pension and other postretirement benefit plans will be 7.70%, which is the same as 2025.
The health care cost trend rate assumptions for other postretirement benefit plans are as follows:

December 31	2025	2024
Health care cost trend rate assumed for next year	8.50%	7.90%
Rate to which the cost trend rate is assumed to decline	4.50%	4.50%
Year that the trend rate reaches the ultimate trend rate	2041	2040

Savings Plans
The Company also maintains defined contribution savings plans in the U.S. The Company matches a percentage of each employee’s contributions consistent with the provisions of the plan for which the employee is eligible. Total employer contributions to these plans in 2025, 2024 and 2023 were $223 million, $215 million and $199 million, respectively.

14.    Other (Income) Expense, Net
Other (income) expense, net, consisted of:

Years Ended December 31	2025	2024	2023
Interest income	$(343)	$(415)	$(365)
Interest expense	1,357	1,271	1,146
Exchange losses	323	227	370
Income from investments in equity securities, net (1)	(368)	(14)	(340)
Net periodic defined benefit plan (credit) cost other than service cost	(615)	(633)	(498)
Other, net	(203)	(460)	153
	$151	$(24)	$466
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
Interest paid was $1.3 billion in 2025, $1.3 billion in 2024 and $1.1 billion in 2023.

15.    Taxes on Income
As discussed in Note 2, the Company prospectively adopted a new accounting standard effective for 2025 reporting that requires disaggregation of information in the effective income tax rate reconciliation and income taxes paid disclosures.
A reconciliation between the effective income tax rate and the U.S. statutory rate (in accordance with the new guidance) for 2025 is as follows:

	2025
	Amount	Tax Rate
U.S. statutory rate applied to income before taxes	$4,424	21.0%
Differential arising from:
State and local income taxes, net of federal benefit (1)	12	0.1
Foreign tax effects:
Switzerland
Tax rate differential between Switzerland and the U.S.	(1,428)	(6.8)
Withholding taxes	284	1.3
Other (2)	59	0.3
Netherlands
Tax rate differential between Netherlands and the U.S.	409	1.9
Innovation box	(1,042)	(4.9)
Other	(66)	(0.3)
Other foreign jurisdictions	308	1.5
Effect of cross-border tax laws:
Net controlled foreign corporation tested income	3,759	17.8
Foreign-derived deduction-eligible income	(31)	(0.1)
Subpart F	227	1.1
Tax credits:
Foreign tax credits	(4,190)	(19.9)
Research and development tax credits	(260)	(1.2)
Valuation allowances	76	0.4
Nontaxable or nondeductible items	(78)	(0.4)
Changes in unrecognized tax benefits	341	1.5
	$2,804	13.3%
(1)    State and local tax expense was not material in 2025.
(2)    Includes the impact of Cantonal tax holiday and OECD Pillar 2.

A reconciliation between the effective income tax rate and the U.S. statutory rate (as previously reported in accordance with guidance prior to the adoption of the new accounting standard) for 2024 and 2023 is as follows:

	2024		2023
	Amount	Tax Rate	Amount	Tax Rate
U.S. statutory rate applied to income before taxes	$4,186	21.0%	$397	21.0%
Differential arising from:
Foreign earnings	(1,301)	(6.5)	(941)	(49.8)
Tax settlements and statute lapses	(557)	(2.8)	—	—
R&D tax credit	(202)	(1.0)	(214)	(11.3)
Inventory donations	(71)	(0.4)	(65)	(3.5)
State taxes	(39)	(0.2)	(117)	(6.2)
Charges for certain research and development asset acquisitions	554	2.8	253	13.4
Valuation allowances	54	0.3	70	3.7
Restructuring	52	0.3	41	2.2
GILTI and the foreign-derived intangible income deduction	29	0.1	(80)	(4.3)
Acquisition-related costs, including amortization	18	0.1	42	2.2
Acquisition of Prometheus	—	—	2,139	113.3
Other	80	0.4	(13)	(0.7)
	$2,803	14.1%	$1,512	80.0%
Where applicable, the impact of changes in uncertain tax positions is reflected in the reconciling items above.
In 2025, the Company made the final installment payment due related to the transition tax liability under the Tax Cuts and Jobs Act (TCJA) of 2017 of $1.2 billion. As of December 31, 2025, the Company has $702 million of foreign tax credits included in Other Assets that Merck expects to be applied upon the completion of the Internal Revenue Service’s (IRS) examination of the Company’s tax returns for the 2017 and 2018 federal tax years. As a result of the transition tax under the TCJA, the Company is no longer indefinitely reinvested with respect to its undistributed earnings from foreign subsidiaries and has provided a deferred tax liability for foreign withholding taxes that would apply. The Company remains indefinitely reinvested with respect to its financial statement basis in excess of tax basis of its foreign subsidiaries. A determination of the net deferred tax liability with respect to this basis difference is not practicable.
The foreign earnings tax rate differentials in the tax rate reconciliations above primarily reflect the impacts of operations in jurisdictions with different effective tax rates than the U.S., particularly Switzerland, the Netherlands and Ireland, as well as Singapore and Puerto Rico which operate under tax incentive grants (which begin to expire in 2025), thereby yielding a favorable impact on the effective tax rate compared with the U.S. statutory rate of 21%. The Company has an additional Cantonal tax holiday in Switzerland that provides for a tax rate reduction and is effective through 2032. The Company’s income that is subject to tax incentive grants and the Cantonal tax holiday in Switzerland is subject to the global minimum tax provision of the Organization for Economic Cooperation and Development (OECD) Pillar 2, effective in 2024.
Income before taxes consisted of:

Years Ended December 31	2025	2024	2023
Domestic	$(4,948)	$(1,849)	$(15,622)
Foreign	26,015	21,785	17,511
	$21,067	$19,936	$1,889

Taxes on income consisted of:

Years Ended December 31	2025	2024	2023
Current provision
Federal	$499	$944	$928
Foreign	4,072	3,123	2,435
State	(96)	(15)	48
	4,475	4,052	3,411
Deferred provision
Federal	(1,585)	(1,475)	(1,559)
Foreign	(83)	212	(233)
State	(3)	14	(107)
	(1,671)	(1,249)	(1,899)
	$2,804	$2,803	$1,512
Deferred income taxes at December 31 consisted of:

	2025		2024
	Assets	Liabilities	Assets	Liabilities
Product intangibles and licenses	$140	$3,272	$71	$978
R&D capitalization	4,134	—	3,062	—
Inventory related	72	451	84	413
Accelerated depreciation	—	594	—	645
Undistributed foreign earnings	119	338	275	371
Equity investments	—	155	—	90
Pensions and other postretirement benefits	117	623	224	400
Compensation related	382	—	400	—
Unrecognized tax benefits	160	—	152	—
Net operating losses and other tax credit carryforwards	1,197	—	910	—
Other	1,236	134	802	159
Subtotal	7,557	5,567	5,980	3,056
Valuation allowance	(824)		(710)
Total deferred taxes	$6,733	$5,567	$5,270	$3,056
Net deferred income taxes	$1,166		$2,214
Recognized as:
Other Assets	$2,605		$3,601
Deferred Income Taxes		$1,439		$1,387
The Company has net operating loss (NOL) carryforwards in several jurisdictions. As of December 31, 2025, $384 million of deferred tax assets on NOL carryforwards relate to foreign jurisdictions. Valuation allowances of $248 million have been established on these foreign NOL carryforwards and other foreign deferred tax assets. In addition, the Company has $813 million of deferred tax assets relating to various U.S. tax credit carryforwards and NOL carryforwards. Valuation allowances of $576 million have been established on these U.S. tax credit carryforwards and NOL carryforwards.

Income taxes paid in 2025 (presented in accordance with the new guidance) consisted of:

Year Ended December 31	2025
Domestic - federal (1)	$1,559
Domestic - state and local	24
Switzerland	2,115
Netherlands	1,576
Other foreign	812
$6,086
(1)    Includes TCJA transition tax payments.
Income taxes paid in 2024 and 2023 consisted of:

Years Ended December 31	2024	2023
Domestic (1)	$974	$2,258
Foreign	2,954	2,080
	$3,928	$4,338
(1)    Includes TCJA transition tax payments.
Prepaid income taxes included in Other current assets were $5.7 billion and $3.9 billion at December 31, 2025 and 2024, respectively. Tax benefits relating to stock option exercises were $7 million in 2025, $26 million in 2024 and $12 million in 2023.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2025	2024	2023
Balance January 1	$2,261	$2,384	$1,835
Additions related to current year positions	396	421	553
Additions related to prior year positions	59	35	91
Reductions for tax positions of prior years	(94)	(33)	(20)
Settlements	(28)	(18)	(23)
Lapse of statute of limitations (1)	(64)	(528)	(52)
Balance December 31	$2,530	$2,261	$2,384
(1)    Amount in 2024 reflects a reduction of $451 million resulting from the expiration of the statute of limitations related to the 2019 and 2020 federal tax return years.
If the Company were to recognize the unrecognized tax benefits of $2.5 billion at December 31, 2025, the income tax provision would reflect a favorable net impact of $2.5 billion.
Interest and penalties associated with uncertain tax positions amounted to $106 million in 2025, $51 million in 2024 and $131 million in 2023. These amounts reflect the beneficial impacts of various tax settlements. Liabilities for accrued interest and penalties were $546 million and $437 million as of December 31, 2025 and 2024, respectively.
The IRS is currently conducting examinations of the Company’s tax returns for the years 2017 and 2018, including the one-time transition tax enacted under the Tax Cuts and Jobs Act of 2017 (TCJA). In April 2025, Merck received Notices of Proposed Adjustment (NOPAs) that would increase the amount of the one-time transition tax on certain undistributed earnings of foreign subsidiaries by approximately $1.3 billion. In addition, the NOPAs included penalties of approximately $260 million. These amounts are exclusive of any interest that may be due. The Company disagrees with the proposed adjustments and will vigorously contest the NOPAs through all available administrative and, if necessary, judicial proceedings. It may take a number of years to reach resolution of this matter. If the Company is ultimately unsuccessful in defending its position, the impact could be material to its financial statements. In 2024, the Company recorded a benefit of $519 million due to a reduction in reserves for unrecognized income tax benefits resulting from the expiration in 2024 of the statute of limitations for assessments related to the 2019 and 2020 federal tax return years. The IRS is also currently conducting examinations of the Company’s tax returns for the years 2021 and 2022. In addition, various state and foreign tax examinations are in progress and for these jurisdictions, the Company’s income tax returns are open for examination for the period 2011 through 2025.

16.    Earnings per Share
The calculations of earnings per share (shares in millions) are as follows:

Years Ended December 31	2025	2024	2023
Net Income Attributable to Merck & Co., Inc.	$18,254	$17,117	$365
Average common shares outstanding	2,502	2,532	2,537
Common shares issuable (1)	5	9	10
Average common shares outstanding assuming dilution	2,507	2,541	2,547
Basic Earnings per Common Share Attributable to Merck & Co., Inc. Common Shareholders	$7.30	$6.76	$0.14
Earnings per Common Share Assuming Dilution Attributable to Merck & Co., Inc. Common Shareholders	$7.28	$6.74	$0.14
(1)     Issuable primarily under share-based compensation plans.
In 2025, 2024 and 2023, 11 million, 6 million and 5 million, respectively, of common shares issuable under share-based compensation plans were excluded from the computation of earnings per common share assuming dilution because the effect would have been antidilutive.
17.   Other Comprehensive Income (Loss)
Changes in each component of other comprehensive income (loss) are as follows:

	Derivatives		Employee Benefit Plans		Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Loss
Balance at January 1, 2023, net of taxes	$73		$(2,408)		$(2,433)	$(4,768)
Other comprehensive income (loss) before reclassification adjustments, pretax	114		(413)		17	(282)
Tax	(24)		86		63	125
Other comprehensive income (loss) before reclassification adjustments, net of taxes	90		(327)		80	(157)
Reclassification adjustments, pretax	(237)	(1)	(64)	(2)	9	(292)
Tax	50		6		—	56
Reclassification adjustments, net of taxes	(187)		(58)		9	(236)
Other comprehensive income (loss), net of taxes	(97)		(385)		89	(393)
Balance at December 31, 2023, net of taxes	(24)		(2,793)		(2,344)	(5,161)
Other comprehensive income (loss) before reclassification adjustments, pretax	508		647		(559)	596
Tax	(109)		(138)		23	(224)
Other comprehensive income (loss) before reclassification adjustments, net of taxes	399		509		(536)	372
Reclassification adjustments, pretax	(168)	(1)	(60)	(2)	20	(208)
Tax	35		17		—	52
Reclassification adjustments, net of taxes	(133)		(43)		20	(156)
Other comprehensive income (loss), net of taxes	266		466		(516)	216
Balance at December 31, 2024, net of taxes	242		(2,327)	(3)	(2,860)	(4,945)
Other comprehensive income (loss) before reclassification adjustments, pretax	(577)		1,101		254	778
Tax	124		(232)		(77)	(185)
Other comprehensive income (loss) before reclassification adjustments, net of taxes	(453)		869		177	593
Reclassification adjustments, pretax	134	(1)	(53)	(2)	—	81
Tax	(28)		12		—	(16)
Reclassification adjustments, net of taxes	106		(41)		—	65
Other comprehensive income (loss), net of taxes	(347)		828		177	658
Balance at December 31, 2025, net of taxes	$(105)		$(1,499)	(3)	$(2,683)	$(4,287)
(1)    Primarily relates to foreign currency cash flow hedges that were reclassified from AOCL to Sales (see Note 6).
(2)    Includes net amortization of prior service cost, actuarial gains and losses, settlements and curtailments included in net periodic benefit cost (see Note 13).
(3)    Includes pension plan net loss of $2.0 billion and $3.0 billion at December 31, 2025 and 2024, respectively, and other postretirement benefit plan net gain of $365 million and $400 million at December 31, 2025 and 2024, respectively, as well as pension plan prior service credit of $146 million and $174 million at December 31, 2025 and 2024, respectively, and other postretirement benefit plan prior service credit of $29 million and $61 million at December 31, 2025 and 2024, respectively.

18.    Segment Reporting
The Company’s operations are principally managed on a product basis and include two operating segments, Pharmaceutical and Animal Health, both of which are reportable segments.
The Pharmaceutical segment includes human health pharmaceutical and vaccine products. Human health pharmaceutical products consist of therapeutic and preventive agents, generally sold by prescription, for the treatment of human disorders. The Company sells these human health pharmaceutical products primarily to drug wholesalers and retailers, hospitals, government agencies, and managed health care providers such as health maintenance organizations, pharmacy benefit managers and other institutions. Human health vaccine products consist of preventive pediatric, adolescent and adult vaccines. The Company sells these human health vaccines primarily to physicians, wholesalers, distributors and government entities. A large component of pediatric and adolescent vaccine sales are made to the U.S. Centers for Disease Control and Prevention Vaccines for Children program, which is funded by the U.S. government. Additionally, the Company sells vaccines to the Federal government for placement into vaccine stockpiles.
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

Sales of the Company’s products were as follows:

Years Ended December 31	2025			2024			2023
	U.S.	Int’l	Total	U.S.	Int’l	Total	U.S.	Int’l	Total
Pharmaceutical:
Oncology
Keytruda	$18,829	$12,812	$31,641	$17,872	$11,610	$29,482	$15,114	$9,897	$25,011
Keytruda Qlex	38	2	40	—	—	—	—	—	—
Alliance revenue - Lynparza (1)	683	767	1,450	626	685	1,311	607	592	1,199
Alliance revenue - Lenvima (1)	737	316	1,053	705	305	1,010	657	303	960
Welireg	603	113	716	466	43	509	209	10	218
Alliance revenue - Reblozyl (2)	432	93	525	303	68	371	168	43	212
Vaccines
Gardasil/Gardasil 9	2,641	2,592	5,233	2,425	6,158	8,583	2,083	6,803	8,886
ProQuad/M-M-R II/Varivax	1,885	566	2,451	1,919	566	2,485	1,837	531	2,368
Vaxneuvance	459	366	825	461	347	808	561	103	665
Capvaxive	730	29	759	96	1	97	—	—	—
RotaTeq	426	246	673	472	239	711	493	276	769
Pneumovax 23	21	146	166	56	207	263	127	285	412
Hospital Acute Care
Bridion	1,631	209	1,841	1,401	363	1,764	1,156	686	1,842
Prevymis	475	503	978	371	414	785	264	341	605
Zerbaxa	186	126	312	146	106	252	119	100	218
Dificid	202	45	247	303	37	340	274	28	302
Cardiometabolic and Respiratory
Winrevair	1,358	85	1,443	408	11	419	—	—	—
Alliance revenue - Adempas/Verquvo (3)	421	49	470	388	27	415	350	16	367
Adempas	—	312	312	—	287	287	—	255	255
Ohtuvayre	178	—	178	—	—	—	—	—	—
Virology
Lagevrio	101	278	380	176	787	964	10	1,418	1,428
Isentress/Isentress HD	181	144	325	185	209	394	215	268	483
Delstrigo	56	250	306	56	193	249	49	152	201
Pifeltro	111	59	171	113	50	163	101	41	142
Neuroscience
Belsomra	82	104	186	72	150	222	81	150	231
Immunology
Simponi	—	—	—	—	543	543	—	710	710
Remicade	—	—	—	—	114	114	—	187	187
Diabetes
Januvia	999	605	1,604	469	865	1,334	1,151	1,039	2,189
Janumet	268	672	940	161	774	935	223	954	1,177
Other pharmaceutical (4)	676	2,244	2,917	640	1,951	2,590	690	1,856	2,546
Total Pharmaceutical segment sales	34,409	23,733	58,142	30,290	27,110	57,400	26,539	27,044	53,583
Animal Health:
Livestock	807	3,089	3,896	732	2,729	3,462	700	2,637	3,337
Companion Animal	1,146	1,312	2,458	1,129	1,287	2,415	1,104	1,184	2,288
Total Animal Health segment sales	1,953	4,401	6,354	1,861	4,016	5,877	1,804	3,821	5,625
Total segment sales	36,362	28,134	64,496	32,151	31,126	63,277	28,343	30,865	59,208
Other (5)	148	367	515	126	765	891	137	770	907
	$36,510	$28,501	$65,011	$32,277	$31,891	$64,168	$28,480	$31,635	$60,115
U.S. plus international may not equal total due to rounding.
(1)    Alliance revenue for Lynparza and Lenvima represents Merck’s share of profits, which are product sales net of cost of sales and commercialization costs (see Note 4).
(2)    Alliance revenue for Reblozyl represents royalties (see Note 4).
(3)    Alliance revenue for Adempas/Verquvo represents Merck’s share of profits from sales in Bayer’s marketing territories, which are product sales net of cost of sales and commercialization costs (see Note 4).
(4)    Other pharmaceutical primarily reflects sales of other human health pharmaceutical products, including products within the franchises not listed separately. Also reflects total alliance revenue for Koselugo of $436 million, $170 million, and $97 million in 2025, 2024 and 2023, respectively (see Note 4).
(5)    Other is primarily comprised of miscellaneous corporate revenue, including revenue hedging activities which (decreased) increased sales by $(127) million, $195 million and $244 million in 2025, 2024 and 2023, respectively, as well as revenue from third-party manufacturing arrangements (including sales to Organon & Co.). Other for 2025, 2024 and 2023 also includes $138 million, $106 million and $118 million, respectively, related to upfront and milestone payments received by Merck for out-licensing arrangements.

Consolidated sales by geographic area where derived are as follows:

Years Ended December 31	2025	2024	2023
United States	$36,510	$32,277	$28,480
Europe, Middle East and Africa	14,580	14,041	13,254
Latin America	3,410	3,459	3,086
Asia Pacific (other than Japan and China)	2,983	3,058	3,225
Japan	2,711	3,280	3,164
China	1,939	5,494	6,802
Other	2,878	2,559	2,104
	$65,011	$64,168	$60,115
A reconciliation of segment profits to Income Before Taxes is as follows:

Years Ended December 31	2025			2024			2023
	Pharma-ceutical	Animal Health	Total	Pharma-ceutical	Animal Health	Total	Pharma-ceutical	Animal Health	Total
Segment sales	$58,142	$6,354	$64,496	$57,400	$5,877	$63,277	$53,583	$5,625	$59,208
Less segment costs: (1)
Cost of sales	6,679	2,649		6,828	2,469		8,849	2,498
Selling, general and administrative	5,874	1,125		6,128	1,084		5,903	1,038
Research and development (2)	—	448		—	385		—	353
Other segment items (3)	(165)	1		(89)	1		(49)	(1)
Total segment profits	45,754	2,131	47,885	44,533	1,938	46,471	38,880	1,737	40,617
Other profits			251			492			474
Unallocated:
Interest income			343			415			365
Interest expense			(1,357)			(1,271)			(1,146)
Amortization			(2,793)			(2,395)			(2,044)
Depreciation			(2,758)			(1,843)			(1,625)
Research and development			(14,987)			(17,350)			(30,008)
Restructuring costs			(889)			(309)			(599)
Charge for Zetia antitrust litigation settlements			—			—			(573)
Other unallocated, net			(4,628)			(4,274)			(3,572)
			$21,067			$19,936			$1,889
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

Pharmaceutical segment profits consist of segment sales less standard costs, as well as selling, general and administrative expenses directly incurred by the segment. Animal Health segment profits consist of segment sales, less all cost of sales, as well as selling, general and administrative expenses and research and development costs directly incurred by the segment. The chief operating decision maker (Merck’s Chief Executive Officer) uses segment profit for the purpose of evaluating performance, allocating resources, informing incentive compensation targets and setting strategic Company goals during the planning and forecasting process. On a quarterly basis, the CEO considers forecast-to-actual variances in segment profit when assessing performance of the segments and making decisions about allocating resources to the segments. For internal management reporting presented to the chief operating decision maker, Merck does not allocate the remaining cost of sales not included in segment profits as described above, research and development expenses incurred by Merck Research Laboratories, the Company’s research and development division that focuses on human health-related activities, or general and administrative expenses not directly incurred by the segments, nor the cost of financing these activities. Separate divisions maintain responsibility for monitoring and managing these costs, including depreciation related to fixed assets utilized by these divisions and, therefore, they are not included in segment profits. In addition, costs related to restructuring activities, as well as the amortization of intangible assets and the recognition of fair value step-up of inventories are not allocated to segments.

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
Equity income from affiliates and depreciation included in segment profits is as follows:

	Pharmaceutical	Animal Health	Total
Year Ended December 31, 2025
Equity income from affiliates	$190	$—	$190
Depreciation	5	282	287
Year Ended December 31, 2024
Equity income from affiliates	$144	$—	$144
Depreciation	5	256	261
Year Ended December 31, 2023
Equity income from affiliates	$111	$—	$111
Depreciation	5	198	203
Property, plant and equipment, net, by geographic area where located is as follows:

December 31	2025	2024	2023
United States	$15,021	$14,724	$13,915
Europe, Middle East and Africa	8,856	7,548	7,562
Asia Pacific (other than China and Japan)	898	982	1,022
China	218	202	193
Japan	144	143	133
Latin America	128	133	222
Other	51	47	4
	$25,316	$23,779	$23,051
The Company does not disaggregate assets on a products and services basis for internal management reporting and, therefore, such information is not presented.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Merck & Co., Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheet of Merck & Co., Inc. and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of income, of comprehensive income (loss), of equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
U.S. Rebate Accruals - Medicaid, Managed Care and Medicare Part D
As described in Note 2 to the consolidated financial statements, the Company records certain variable consideration including discounts, which are estimated at the time of sale generally using the expected value method. Amounts accrued for aggregate customer discounts are evaluated on a quarterly basis through comparison of information provided by the wholesalers, health maintenance organizations, pharmacy benefit managers, federal and state agencies, and other customers to the amounts accrued. Certain of these discounts representing a portion of the accrual take the form of rebates, which are amounts owed based upon definitive contractual agreements or legal requirements with private sector (Managed Care) and public sector (Medicaid and Medicare Part D) benefit providers, after the final dispensing of the product to a benefit plan participant. The provision for rebates is based on expected patient usage, as well as inventory levels in the distribution channel to determine the contractual obligation to the benefit providers. Management uses historical customer segment utilization mix, sales forecasts, changes to product mix and price, inventory levels in the distribution channel, government pricing calculations and prior payment history in order to estimate the expected provision. The accrued balance relative to the provision for rebates included in accrued and other current liabilities was $1.5 billion as of December 31, 2025, of which the majority relates to U.S. rebate accruals – Medicaid, Managed Care and Medicare Part D.
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
February 24, 2026
We have served as the Company’s auditor since 2002.

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Not applicable.
Item 9A.      Controls and Procedures.
Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures. Based on their evaluation, as of the end of the period covered by this Form 10-K, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Act)) are effective. For the fourth quarter of 2025, there have been no changes in internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Act. Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that internal control over financial reporting was effective as of December 31, 2025. PricewaterhouseCoopers LLP, an independent registered public accounting firm, has performed its own assessment of the effectiveness of the Company’s internal control over financial reporting and its attestation report is included in this Form 10-K filing.
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
Management’s Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. Management conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that internal control over financial reporting was effective as of December 31, 2025.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Robert M. Davis	Caroline Litchfield
Chairman, Chief Executive Officer and President	Executive Vice President and Chief Financial Officer

Item 9B.    Other Information.
Insider Trading Arrangements
During the three months ended December 31, 2025, none of the Company’s directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408 of Regulation S-K.
Item 9C.    Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not Applicable.

PART III

Item 10.Directors, Executive Officers and Corporate Governance.
The required information on directors and nominees is incorporated by reference from the discussion under Proposal 1. Election of Directors of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 26, 2026. Information on executive officers is set forth in Part I of this document on page 44.
The required information on compliance with Section 16(a) of the Securities Exchange Act of 1934, if applicable, is incorporated by reference from the discussion under the heading “Stock Ownership Information” of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 26, 2026.
The Company has a Code of Conduct — Our Values and Standards applicable to all employees, including the principal executive officer, principal financial officer, and principal accounting officer. The Code of Conduct is available on the Company’s website at www.merck.com/company-overview/culture-and-values/code-of-conduct/values-and-standards/. The Company intends to disclose future amendments to certain provisions of the Code of Conduct, and waivers of the Code of Conduct granted to executive officers and directors, if any, on the website within four business days following the date of any amendment or waiver. Every Company employee is responsible for adhering to business practices that are in accordance with the law and with ethical principles that reflect the highest standards of corporate and individual behavior.
The required information on the identification of the audit committee and the audit committee financial expert is incorporated by reference from the discussion under the heading “Board Meetings and Committees” of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 26, 2026.
The required information about the Company’s insider trading policy is incorporated by reference from the discussion under the heading “Insider Trading Policy” of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on May 26, 2026.
Item 11.Executive Compensation.
The information required on executive compensation is incorporated by reference from the discussion under the headings “Compensation Discussion and Analysis,” “Summary Compensation Table,” “All Other Compensation”, “CEO Pay Ratio,” “Pay Versus Performance”, “Grants of Plan-Based Awards”, “Outstanding Equity Awards”, “Option Exercises and Stock Vested”, “Pension Benefits”, “Nonqualified Deferred Compensation” table, and “Potential Payments Upon Termination or a Change in Control”, as well as all footnote information to the applicable tables, of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 26, 2026.
The required information on director compensation is incorporated by reference from the discussion under the heading “Director Compensation” and related “Schedule of Director Fees” table and “2025 Director Compensation” table of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 26, 2026.
The required information under the headings “Compensation and Management Development Committee Interlocks and Insider Participation” and “Compensation and Management Development Committee Report” is incorporated by reference from the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 26, 2026.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Information with respect to security ownership of certain beneficial owners and management is incorporated by reference from the discussion under the heading “Stock Ownership Information” of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 26, 2026.
Equity Compensation Plan Information
The following table summarizes information about the options, warrants and rights and other equity compensation under the Company’s equity compensation plans as of the close of business on December 31, 2025. The table does not include information about tax qualified plans such as the Merck U.S. Savings Plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders(1)	12,476,856(2)	$87.95	65,539,454
Equity compensation plans not approved by security holders	—	—	—
Total	12,476,856	$87.95	65,539,454
(1)Includes options to purchase shares of Company Common Stock and other rights under the following shareholder-approved plans: the Merck & Co., Inc. 2010 and 2019 Incentive Stock Plans, and the Merck & Co., Inc. 2010 Non-Employee Directors Stock Option Plan.
(2)Excludes approximately 15,722,346 shares of restricted stock units and 3,667,688 performance share units (assuming maximum payouts) under the Merck Sharp & Dohme 2010 and 2019 Incentive Stock Plans. Also excludes 140,237 shares of phantom stock deferred under the MSD Employee Deferral Program and 439,767 shares of phantom stock deferred under the Merck & Co., Inc. Plan for Deferred Payment of Directors’ Compensation.
Item 13.Certain Relationships and Related Transactions, and Director Independence.
The required information on transactions with related persons is incorporated by reference from the discussion under the heading “Related Person Transactions” of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 26, 2026.
The required information on director independence is incorporated by reference from the discussion under the heading “Independence of Directors” of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 26, 2026.
Item 14.Principal Accountant Fees and Services.
The information required for this item is incorporated by reference from the discussion under Proposal 3. Ratification of Appointment of Independent Registered Public Accounting Firm for 2026 beginning with the caption “Pre-Approval Policy for Services of Independent Registered Public Accounting Firm” through “Fees for Services Provided by the Independent Registered Public Accounting Firm” of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on May 26, 2026.

PART IV

Item 15.Exhibits and Financial Statement Schedules.
(a)    The following documents are filed as part of this Form 10-K
1.    Financial Statements
Consolidated statement of income for the years ended December 31, 2025, 2024 and 2023
Consolidated statement of comprehensive income (loss) for the years ended December 31, 2025, 2024 and 2023
Consolidated balance sheet as of December 31, 2025 and 2024
Consolidated statement of equity for the years ended December 31, 2025, 2024 and 2023
Consolidated statement of cash flows for the years ended December 31, 2025, 2024 and 2023
Notes to consolidated financial statements
Report of PricewaterhouseCoopers LLP, independent registered public accounting firm (PCAOB ID 238)
2.    Financial Statement Schedules
Schedules are omitted because they are either not required or not applicable.
Financial statements of affiliates carried on the equity basis have been omitted because, considered individually or in the aggregate, such affiliates do not constitute a significant subsidiary.

3.    Exhibits

Exhibit Number		Description
3.1	—
Restated Certificate of Incorporation of Merck & Co., Inc. (November 3, 2009) — Incorporated by reference to Exhibit 3.1 to Merck & Co., Inc.’s Current Report on Form 8-K filed November 4, 2009 (No. 1-6571)

3.2	—	By-Laws of Merck & Co., Inc. (effective November 19, 2024) — Incorporated by reference to Exhibit 3.1 to Merck & Co., Inc.’s Current Report on Form 8-K filed November 22, 2024 (No. 1-6571)
4.1	—	Indenture, dated as of April 1, 1991, between Merck Sharp & Dohme Corp. (f/k/a Schering Corporation) and U.S. Bank Trust National Association (as successor to Morgan Guaranty Trust Company of New York), as Trustee (the 1991 Indenture) — Incorporated by reference to Exhibit 4 to MSD’s Registration Statement on Form S-3 (No. 33-39349)
4.2	—
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
Description of the Registrant’s Securities — Incorporated by reference to Exhibit 4.11 to Merck & Co., Inc.’s Form 10-K Annual Report for the fiscal year ended December 31, 2024 filed February 25, 2025 (No. 1-6571)

*10.1	—
Merck & Co., Inc. Executive Incentive Plan (as amended and restated effective January 1, 2025) — Incorporated by reference to Exhibit 10.1 to Merck & Co., Inc.’s Form 10-K Annual Report for the fiscal year ended December 31, 2024 filed February 25, 2025 (No. 1-6571)

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

*10.5	—
Form of stock option terms for 2017 annual non-qualified option grants under the Merck & Co., Inc. 2010 Incentive Stock Plan — Incorporated by reference to Exhibit 10.7 to Merck & Co., Inc.’s Form 10-K Annual Report for the fiscal year ended December 31, 2022 filed February 24, 2023 (No. 1-6571)

*10.6	—
Form of stock option terms for 2019 annual non-qualified option grants under the Merck & Co., Inc. 2010 Incentive Stock Plan — Incorporated by reference to Exhibit 10.8 to Merck & Co., Inc.’s Form 10-K Annual Report for the fiscal year ended December 31, 2022 filed February 24, 2023 (No. 1-6571)

*10.7	—
Form of stock option terms for 2018 quarterly and annual non-qualified option grants under the Merck & Co., Inc. 2010 Incentive Stock Plan — Incorporated by reference to Exhibit 10.12 to Merck & Co., Inc.’s Form 10-K Annual Report for the fiscal year ended December 31, 2017 filed February 27, 2018 (No. 1-6571)

*10.8	—
Form of stock option terms for 2016 quarterly and annual non-qualified option grants under the Merck & Co., Inc. 2010 Incentive Stock Plan — Incorporated by reference to Exhibit 10.19 to Merck & Co., Inc.’s Form 10-K Annual Report for the fiscal year ended December 31, 2016 filed February 28, 2017 (No. 1-6571)

*10.9	—
Merck & Co., Inc. 2019 Incentive Stock Plan — Incorporated by reference to Appendix C to Merck & Co., Inc.’s Schedule 14A filed April 8, 2019 (No. 1-6571) and to the Registration Statement on Form S-8 filed August 12, 2019 to register 111,000,000 shares under the 2019 Incentive Stock Plan (File No. 333-233226)

*10.10	—
Merck & Co., Inc. Change in Control Separation Benefits Plan (effective as amended and restated, as of January 1, 2013) — Incorporated by reference to Exhibit 10.1 to Merck & Co., Inc.’s Current Report on Form 8‑K filed November 29, 2012 (No. 1-6571)

*10.11	—
Merck & Co., Inc. U.S. Separation Benefits Plan (amended and restated as of January 1, 2019) as further amended by Amendments 2019-1 (as of December 19, 2019), 2020-1 (as of February 25, 2020), 2020-2 (as of December 10, 2020), 2021-1 (as of March 31, 2021), 2021-2 (as of December 16, 2021), 2022-1 (as of December 14, 2022), 2022-2 (as of December 13, 2021), 2023-1 (as of December 15, 2023) and 2024-1 (as of October 22, 2024) — Incorporated by reference to Exhibit 10.13 to Merck & Co., Inc.’s Form 10-K Annual Report for the fiscal year ended December 31, 2024 filed February 25, 2025 (No. 1-6571)

*10.12	—
Retirement Plan for the Directors of Merck & Co., Inc. (amended and restated June 21, 1996) —Incorporated by reference to Exhibit 10.C to MSD’s Form 10-Q Quarterly Report for the period ended June 30, 1996 filed August 13, 1996 (No. 1-3305)

*10.13	—
Merck & Co., Inc. Plan for Deferred Payment of Directors’ Compensation (Amended and Restated effective as of January 1, 2022) — Incorporated by reference to Exhibit 10.17 to Merck & Co., Inc.’s Form 10-K Annual Report for the fiscal year ended December 31, 2021 filed February 25, 2022 (No. 1-6571)

*10.14	—
Offer Letter between Merck & Co., Inc. and Jennifer Zachary, dated March 16, 2018 — Incorporated by reference to Exhibit 10.28 to Merck & Co., Inc.’s Form 10-K Annual Report for the fiscal year ended December 31, 2018 filed February 27, 2019 (No. 1-6571)

*10.15	—
Form of stock option terms for 2021 annual non-qualified option grants under the Merck & Co., Inc. 2019 Incentive Stock Plan — Incorporated by reference to Exhibit 10.23 to Merck & Co., Inc.’s Form 10-K Annual Report for the fiscal year ended December 31, 2020 filed February 25, 2021 (No. 1-6571)

*10.16	—
Form of stock option terms for 2022 annual non-qualified option grants under the Merck & Co., Inc. 2019 Incentive Stock Plan — Incorporated by reference to Exhibit 10.24 to Merck & Co., Inc.’s Form 10-K Annual Report for the fiscal year ended December 31, 2021 filed February 25, 2022 (No. 1-6571)

*10.17	—
Form of restricted stock unit terms for 2022 annual grants under the Merck & Co., Inc. 2019 Incentive Stock Plan — Incorporated by reference to Exhibit 10.25 to Merck & Co., Inc.’s Form 10-K Annual Report for the fiscal year ended December 31, 2021 filed February 25, 2022 (No. 1-6571)

*10.18	—
Form of stock option terms for 2020 annual non-qualified option grants under the Merck & Co., Inc. 2019 Incentive Stock Plan — Incorporated by reference to Exhibit 10.25 to Merck & Co., Inc.’s Form 10-K Annual Report for the fiscal year ended December 31, 2022 filed February 24, 2023 (No. 1-6571)

*10.19	—
Restricted stock unit terms for August 3, 2022 grant to Chirfi Guindo under the Merck & Co., Inc. 2019 Incentive Stock Plan — Incorporated by reference to Exhibit 10.35 to Merck & Co., Inc.’s Form 10-K Annual Report for the fiscal year ended December 31, 2022 filed February 24, 2023 (No. 1-6571)

*10.20	—
Performance share unit terms for August 3, 2022 grant to Chirfi Guindo under the Merck & Co., Inc. 2019 Incentive Stock Plan — Incorporated by reference to Exhibit 10.36 to Merck & Co., Inc.’s Form 10-K Annual Report for the fiscal year ended December 31, 2022 filed February 24, 2023 (No. 1-6571)

*10.21	—
Form of stock option terms for 2023 annual non-qualified option grants under the Merck & Co., Inc. 2019 Incentive Stock Plan — Incorporated by reference to Exhibit 10.27 to Merck & Co., Inc.’s Form 10-K Annual Report for the fiscal year ended December 31, 2023 filed February 26, 2024 (No. 1-6571)

*10.22	—
2022 Performance Share Unit terms for grant under the Merck & Co., Inc. 2019 Incentive Stock Plan — Incorporated by reference to Exhibit 10.28 to Merck & Co., Inc.’s Form 10-K Annual Report for the fiscal year ended December 31, 2023 filed February 26, 2024 (No. 1-6571)

*10.23	—
2023 Performance Share Unit terms for grant under the Merck & Co., Inc. 2019 Incentive Stock Plan — Incorporated by reference to Exhibit 10.29 to Merck & Co., Inc.’s Form 10-K Annual Report for the fiscal year ended December 31, 2023 filed February 26, 2024 (No. 1-6571)

*10.24	—
Form of restricted stock unit terms for 2024 annual grants under the Merck & Co., Inc. 2019 Incentive Stock Plan — Incorporated by reference to Exhibit 10.31 to Merck & Co., Inc.’s Form 10-K Annual Report for the fiscal year ended December 31, 2024 filed February 25, 2025 (No. 1-6571)

*10.25	—
2024 Performance Share Unit terms for grants under the Merck & Co., Inc. 2019 Incentive Stock Plan — Incorporated by reference to Exhibit 10.32 to Merck & Co., Inc.’s Form 10-K Annual Report for the fiscal year ended December 31, 2024 filed February 25, 2025 (No. 1-6571)

*10.26	—
Form of stock option terms for 2024 annual non-qualified option grants under the Merck & Co., Inc. 2019 Incentive Stock Plan — Incorporated by reference to Exhibit 10.33 to Merck & Co., Inc.’s Form 10-K Annual Report for the fiscal year ended December 31, 2024 filed February 25, 2025 (No. 1-6571)

*10.27	—	Form of restricted stock unit terms for 2025 annual grants under the Merck & Co., Inc. 2019 Incentive Stock Plan
*10.28	—	2025 Performance Share Unit terms for grants under the Merck & Co., Inc. 2019 Incentive Stock Plan
*10.29	—	Form of stock option terms for 2025 annual non-qualified option grants under the Merck & Co., Inc. 2019 Incentive Stock Plan
19	—	Insider Trading Policy — Incorporated by reference to Exhibit 19 to Merck & Co., Inc.’s Form 10-K Annual Report for the fiscal year ended December 31, 2024 filed February 25, 2025 (No. 1-6571)
21	—	Subsidiaries of Merck & Co., Inc.
23	—	Consent of Independent Registered Public Accounting Firm
24.1	—	Power of Attorney
24.2	—	Certified Resolution of Board of Directors
31.1	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	—	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	—	Section 1350 Certification of Chief Executive Officer
32.2	—	Section 1350 Certification of Chief Financial Officer
97	—
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
Dated:    February 24, 2026

MERCK & CO., INC.

By:	ROBERT M. DAVIS
(Chairman, Chief Executive Officer and President)

	By:	/s/ JENNIFER ZACHARY
Jennifer Zachary
(Attorney-in-Fact)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signatures	Title	Date

ROBERT M. DAVIS	Chairman, Chief Executive Officer and President; Principal Executive Officer	February 24, 2026
CAROLINE LITCHFIELD	Executive Vice President and Chief Financial Officer; Principal Financial Officer	February 24, 2026
DALTON SMART	Senior Vice President Finance-Global Controller; Principal Accounting Officer	February 24, 2026
DOUGLAS M. BAKER, JR.	Director	February 24, 2026
MARY ELLEN COE	Director	February 24, 2026
PAMELA J. CRAIG	Director	February 24, 2026
THOMAS H. GLOCER	Director	February 24, 2026
SURENDRALAL L. KARSANBHAI	Director	February 24, 2026
RISA J. LAVIZZO-MOUREY	Director	February 24, 2026
STEPHEN L. MAYO	Director	February 24, 2026
PAUL B. ROTHMAN	Director	February 24, 2026
PATRICIA F. RUSSO	Director	February 24, 2026
CHRISTINE E. SEIDMAN	Director	February 24, 2026
INGE G. THULIN	Director	February 24, 2026
KATHY J. WARDEN	Director	February 24, 2026
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