Form 10-Q
period 2026-03-31
Merck & Co., Inc.
filed 2026-05-04
CIK 310158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
The number of shares of common stock outstanding as of the close of business on April 30, 2026: 2,469,824,415

Part I - Financial Information
Item 1. Financial Statements
MERCK & CO., INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited, $ in millions except per share amounts)

	Three Months Ended March 31,
	2026	2025
Sales	$16,286	$15,529
Costs, Expenses and Other
Cost of sales	4,195	3,419
Selling, general and administrative	2,700	2,552
Research and development	12,592	3,621
Restructuring costs	195	69
Other (income) expense, net	138	(35)
	19,820	9,626
(Loss) Income Before Taxes	(3,534)	5,903
Income Tax Provision	709	818
Net (Loss) Income	(4,243)	5,085
Less: Net (Loss) Income Attributable to Noncontrolling Interests	(3)	6
Net (Loss) Income Attributable to Merck & Co., Inc.	$(4,240)	$5,079
Basic (Loss) Earnings per Common Share Attributable to Merck & Co., Inc. Common Shareholders	$(1.72)	$2.01
(Loss) Earnings per Common Share Assuming Dilution Attributable to Merck & Co., Inc. Common Shareholders	$(1.72)	$2.01

MERCK & CO., INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE (LOSS) INCOME
(Unaudited, $ in millions)

	Three Months Ended March 31,
	2026	2025
Net (Loss) Income Attributable to Merck & Co., Inc.	$(4,240)	$5,079
Other Comprehensive Income (Loss) Net of Taxes:
Net unrealized gain (loss) on derivatives, net of reclassifications	216	(217)
Benefit plan net gain (loss) and prior service credit (cost), net of amortization	5	(18)
Cumulative translation adjustment	6	215
	227	(20)
Comprehensive (Loss) Income Attributable to Merck & Co., Inc.	$(4,013)	$5,059
 The accompanying notes are an integral part of these condensed consolidated financial statements.

MERCK & CO., INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited, $ in millions except per share amounts)

	March 31, 2026	December 31, 2025
Assets
Current Assets
Cash and cash equivalents	$5,327	$14,565
Short-term investments	375	—
Accounts receivable (net of allowance for doubtful accounts of $103 in 2026 and $97 in 2025)	12,210	11,775
Inventories (excludes inventories of $6,195 in 2026 and $5,681 in 2025 classified in Other assets - see Note 6)	6,479	6,658
Other current assets	10,624	10,518
Total current assets	35,015	43,516
Investments	1,105	956
Property, Plant and Equipment, at cost, net of accumulated depreciation of $22,288 in 2026 and $21,914 in 2025	25,433	25,316
Goodwill	21,581	21,579
Other Intangibles, Net	25,745	26,681
Other Assets	19,806	18,818
	$128,685	$136,866
Liabilities and Equity
Current Liabilities
Loans payable and current portion of long-term debt	$2,444	$2,589
Trade accounts payable	3,863	4,404
Accrued and other current liabilities	14,549	14,468
Income taxes payable	3,946	4,726
Dividends payable	2,143	2,140
Total current liabilities	26,945	28,327
Long-Term Debt	46,673	46,750
Deferred Income Taxes	1,494	1,439
Other Noncurrent Liabilities	7,642	7,688
Merck & Co., Inc. Stockholders’ Equity
Common stock, $0.50 par value Authorized - 6,500,000,000 shares Issued - 3,577,103,522 shares in 2026 and 2025	1,788	1,788
Other paid-in capital	45,176	45,029
Retained earnings	66,721	73,075
Accumulated other comprehensive loss	(4,060)	(4,287)
	109,625	115,605
Less treasury stock, at cost: 1,107,410,143 shares in 2026 and 1,102,476,756 shares in 2025	63,747	62,999
Total Merck & Co., Inc. stockholders’ equity	45,878	52,606
Noncontrolling Interests	53	56
Total equity	45,931	52,662
	$128,685	$136,866
The accompanying notes are an integral part of this condensed consolidated financial statement.

MERCK & CO., INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited, $ in millions)

	Three Months Ended March 31,
	2026	2025
Cash Flows from Operating Activities
Net (loss) income	$(4,243)	$5,085
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Amortization	931	597
Depreciation	581	502
Income from investments in equity securities, net	(168)	(90)
Charge for research and development asset acquisition	8,540	—
Deferred income taxes	(315)	(186)
Share-based compensation	185	195
Other	20	109
Net changes in assets and liabilities	(1,613)	(3,712)
Net Cash Provided by Operating Activities	3,918	2,500
Cash Flows from Investing Activities
Capital expenditures	(991)	(1,328)
Purchases of securities and other investments	(374)	(595)
Proceeds from sales of securities and other investments	—	456
Acquisition of Cidara Therapeutics, Inc., net of cash acquired	(8,779)	—
Other	(66)	(20)
Net Cash Used in Investing Activities	(10,210)	(1,487)
Cash Flows from Financing Activities
Net change in short-term borrowings	1,061	—
Payments on debt	(1,140)	(2,500)
Dividends paid to stockholders	(2,105)	(2,050)
Purchases of treasury stock	(874)	(1,164)
Proceeds from exercise of stock options	157	19
Other	(80)	(60)
Net Cash Used in Financing Activities	(2,981)	(5,755)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	(19)	156
Net Decrease in Cash, Cash Equivalents and Restricted Cash	(9,292)	(4,586)
Cash, Cash Equivalents and Restricted Cash at Beginning of Year (includes restricted cash of $125 and $76 at January 1, 2026 and 2025, respectively, included in Other current assets)	14,690	13,318
Cash, Cash Equivalents and Restricted Cash at End of Period (includes restricted cash of $71 and $103 at March 31, 2026 and 2025, respectively, included in Other current assets)	$5,398	$8,732
The accompanying notes are an integral part of this condensed consolidated financial statement.

Notes to Condensed Consolidated Financial Statements (unaudited)

1. Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Merck & Co., Inc. (Merck or the Company) have been prepared pursuant to the rules and regulations for reporting on Form 10-Q. Accordingly, certain information and disclosures required by accounting principles generally accepted in the United States (U.S.) for complete consolidated financial statements are not included herein. These interim statements should be read in conjunction with the audited financial statements and notes thereto included in Merck’s Form 10-K filed on February 24, 2026.
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
Recently Issued Accounting Standards Not Yet Adopted
In November 2024, the Financial Accounting Standards Board (FASB) issued guidance intended to improve financial reporting by requiring entities to disclose additional information about specific expense categories for interim and annual reporting periods. The guidance is effective for 2027 annual reporting and 2028 interim reporting. Early adoption is permitted. The guidance, which can be applied on a prospective or retrospective basis, will result in incremental disclosures within the footnotes to the Company’s financial statements.
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
2026 Transactions
In March 2026, Merck entered into a definitive agreement to acquire Terns Pharmaceuticals, Inc. (Terns), a clinical-stage oncology company, for $53 per share, for a total transaction value of approximately $6.7 billion. Through this acquisition, Merck will acquire Terns’ lead candidate, TERN-701, a novel investigational oral allosteric BCR::ABL1 tyrosine kinase inhibitor (TKI) currently being evaluated in a Phase 1/2 trial for patients with Philadelphia chromosome-positive, chronic phase chronic myeloid leukemia previously treated with at least one prior TKI and who experienced treatment failure, suboptimal response or treatment intolerance. The transaction has been approved by both Merck’s and Terns’ Boards of Directors. The acquisition is subject to a majority of Terns’ stockholders tendering their shares in the tender offer initiated by Merck in April 2026. The consummation of the proposed transaction is also subject to customary closing conditions. Merck anticipates the transaction will be accounted for as an asset acquisition since TERN-701 is expected to account for substantially all of the fair value of the gross assets to be acquired (excluding cash and deferred income taxes). Upon closing of the transaction, which is anticipated in May 2026, Merck expects to record a charge of approximately $5.8 billion to Research and development expenses. There are no future contingent payments associated with the acquisition.
In January 2026, Merck acquired Cidara Therapeutics, Inc. (Cidara), a biotechnology company developing drug-Fc conjugate (DFC) therapeutics, for $9.2 billion (including $570 million of payments to settle share-based equity awards of which $406 million related to unvested equity awards). Cidara’s lead DFC candidate, MK-1406 (formerly CD388), is a long-acting antiviral designed to prevent seasonal and pandemic influenza. MK-1406 is currently being evaluated in a Phase 3 trial among adult and adolescent participants who are at higher risk of developing complications from influenza. The transaction was accounted for as an asset acquisition since MK-1406 accounted for substantially all of the fair value of the gross assets acquired (excluding cash and deferred income taxes). Merck recorded a charge of $9.0 billion to Research and development expenses (which primarily represented acquired in-process research and development with no alternative future use), as well as net assets of $332 million in the first quarter of 2026. Under a previous license agreement between Cidara and J&J Innovative Medicine (a Johnson & Johnson company, previously Janssen Pharmaceuticals, Inc.), which was assumed by Merck, J&J Innovative Medicine is eligible to receive up to $105 million in regulatory milestones and up to $455 million in sales-based milestones related to MK-1406.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
2025 Transactions
In October 2025, Merck and Blackstone Life Sciences (Blackstone) entered into a funding arrangement under which Blackstone will pay Merck $700 million in the fourth quarter of 2026 (which is non-refundable, subject to the termination provisions of the agreement) to fund a portion of the Company’s development costs for MK-2870, sacituzumab tirumotecan (sac-TMT), expected to be incurred throughout 2026. Under the terms of the agreement, Merck recognized $200 million of funding in the first quarter of 2026 as a reduction to Research and development expenses, and also recognized a corresponding receivable from Blackstone, which was recorded in Other current assets. Upon receipt of regulatory approval for an indication in the U.S. for first-line triple-negative-breast cancer (TroFuse-011 trial), Blackstone will be eligible to receive low-to-mid single-digit royalties on net sales of sac-TMT subsequent to such approval across all approved indications in Merck’s marketing territories. Sac-TMT is an investigational trophoblast cell-surface antigen 2 (TROP2)-directed antibody drug conjugate (ADC) being developed as part of an exclusive license and collaboration agreement with Sichuan Kelun-Biotech Biopharmaceutical Co., Ltd. (Kelun-Biotech) that is currently in clinical development for the treatment of a variety of cancers. The agreement between Merck and Kelun-Biotech with respect to sac-TMT is unchanged by the agreement with Blackstone. Merck retained decision-making authority and control over the development, manufacturing, and commercial activities relating to sac-TMT provided for in the agreement with Kelun-Biotech, and Blackstone did not receive any rights to sac-TMT.
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
The initial collaboration agreement also included the joint development and commercialization of AstraZeneca’s Koselugo (selumetinib) for multiple indications, with revenues, costs and profits being accounted for similar to Lynparza. In August 2025, Merck and AstraZeneca amended the terms of the original collaboration agreement, which resulted in the discontinuation of the revenue and cost sharing provisions of the collaboration and the simplification of the governance structure related to Koselugo. In exchange, Merck received a $150 million upfront payment (which was recorded within Sales as alliance revenue in the third quarter of 2025) and $150 million in February 2026 (which was recorded within Sales as alliance revenue in the first quarter of 2026). Merck may also receive $150 million in the first quarter of 2027 and $100 million in the first quarter of 2028, subject to an annual election by AstraZeneca in January of each year as discussed below. Additionally, the amended agreement provided for Merck to receive contingent regulatory milestone payments of up to $175 million in the aggregate, all of which were triggered in 2025 and recorded within Sales as alliance revenue. Of these milestone amounts, $50 million is due from AstraZeneca in the third quarter of 2026, $50 million is due in the third quarter of 2027, and $75 million is due in the third quarter of 2028. The Company is also receiving mid-single-digit royalties on net sales (which are included within Sales as alliance revenue). Merck remains eligible to receive future contingent payments for the achievement of sales-based milestones of up to $235 million. AstraZeneca has the option in January 2027 or January 2028 to revert back to the income and cost sharing terms of the original agreement (in which case any future annual, contingent milestone, and royalty payments referenced above would no longer be due) although Merck would retain any payments made by AstraZeneca prior to the exercise of that option and any amounts due from AstraZeneca would remain payable to Merck.
As part of the initial collaboration agreement, Merck made an upfront payment to AstraZeneca and also made payments over a multi-year period for certain license options. In addition, the initial collaboration agreement provided for contingent payments from Merck to AstraZeneca related to the successful achievement of sales-based and regulatory milestones. In the first quarter of 2025, Merck made sales-based milestone payments aggregating $700 million (related to the original collaboration agreement) to AstraZeneca of which $600 million related to Lynparza and $100 million related to Koselugo (both of which had been previously accrued for). Potential future sales-based milestone payments of $2.0 billion have not yet

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
been accrued as they are not deemed by the Company to be probable at this time. The partners have agreed that no future regulatory milestone payments from Merck to AstraZeneca are likely.
The intangible asset balances related to Lynparza and Koselugo (which reflect the capitalized sales-based and regulatory milestone payments attributed to each product) were $762 million and $36 million, respectively, at March 31, 2026 and are included in Other Intangibles, Net. The assets are being amortized over their estimated useful lives (through 2028 for Lynparza and through 2029 for Koselugo) as supported by projected future cash flows, subject to impairment testing.
Summarized financial information related to this collaboration is as follows:

	Three Months Ended March 31,
($ in millions)	2026	2025
Alliance revenue - Lynparza	$341	$312
Alliance revenue - Koselugo (1)	161	44
Total alliance revenue	$502	$356

Cost of sales (2)	84	83
Selling, general and administrative	24	32
Research and development	5	12

($ in millions)	March 31, 2026	December 31, 2025
Receivables from AstraZeneca included in Other current assets (3)	$401	$451
Receivables from AstraZeneca included in Other assets (3)	125	125
Payables to AstraZeneca included in Accrued and other current liabilities	12	6
(1)    Amount in the first quarter of 2026 includes $150 million related to the amendment of the collaboration agreement noted above.
(2)    Represents amortization of capitalized milestone payments.
(3)    Includes milestone receivables.
Eisai Co., Ltd.
In 2018, Merck and Eisai Co., Ltd. (Eisai) announced a strategic collaboration for the worldwide co-development and co-commercialization of Lenvima (lenvatinib), an orally available TKI discovered by Eisai. Under the agreement, Merck and Eisai are developing and commercializing Lenvima jointly, both as monotherapy and in combination with Keytruda. Eisai records Lenvima product sales globally (Eisai is the principal on Lenvima sales transactions) and Merck and Eisai share applicable profits equally. Merck records its share of Lenvima product sales, net of cost of sales and commercialization costs, as alliance revenue. Expenses incurred during co-development are shared by the two companies in accordance with the collaboration agreement and reflected in Research and development expenses. Certain expenses incurred solely by Merck or Eisai are not shareable under the collaboration agreement, including costs incurred in excess of agreed upon caps, and costs related to certain combination studies of Keytruda and Lenvima, as well as Welireg (belzutifan) and Lenvima.
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
The intangible asset balance related to Lenvima (which includes capitalized sales-based and regulatory milestone payments) was $188 million at March 31, 2026 and is included in Other Intangibles, Net. The amount is being amortized over its estimated useful life through 2029 as supported by projected future cash flows, subject to impairment testing.
Summarized financial information related to this collaboration is as follows:

	Three Months Ended March 31,
($ in millions)	2026	2025
Alliance revenue - Lenvima	$256	$258

Cost of sales (1)	13	60
Selling, general and administrative	27	31
Research and development	2	5

($ in millions)	March 31, 2026	December 31, 2025
Receivables from Eisai included in Other current assets	$252	$271
(1)    Represents amortization of capitalized milestone payments.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
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
The intangible asset balances related to Adempas (which includes the acquired intangible asset balance, as well as capitalized sales-based milestone payments attributed to Adempas) and Verquvo (which reflects the portion of the final sales-based milestone payment that was attributed to Verquvo) were $239 million and $37 million, respectively, at March 31, 2026 and are included in Other Intangibles, Net. The assets are being amortized over their estimated useful lives (through 2027 for Adempas and through 2031 for Verquvo) as supported by projected future cash flows, subject to impairment testing.
Summarized financial information related to this collaboration is as follows:

	Three Months Ended March 31,
($ in millions)	2026	2025
Alliance revenue - Adempas/Verquvo	$109	$106
Net sales of Adempas recorded by Merck	78	68
Net sales of Verquvo recorded by Merck	9	9
Total sales	$196	$183

Cost of sales (1)	67	58
Selling, general and administrative	12	29
Research and development	17	24

($ in millions)	March 31, 2026	December 31, 2025
Receivables from Bayer included in Other current assets	$162	$167
Payables to Bayer included in Accrued and other current liabilities	87	81
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
Summarized financial information related to this collaboration is as follows:

	Three Months Ended March 31,
($ in millions)	2026	2025
Net sales of Lagevrio recorded by Merck	$28	$102

Cost of sales (1)	54	53
Selling, general and administrative	11	13
Research and development	5	8
(1)    Includes cost of products sold by Merck, Ridgeback’s share of profits, royalty expense, amortization of capitalized milestone payments and inventory reserves.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
Daiichi Sankyo
In 2023, Merck and Daiichi Sankyo entered into a global development and commercialization agreement for three of Daiichi Sankyo’s DXd ADC candidates: patritumab deruxtecan (MK-1022), ifinatamab deruxtecan (MK-2400) and raludotatug deruxtecan (MK-5909). All three potentially first-in-class DXd ADCs are in various stages of clinical development for the treatment of multiple solid tumors both as monotherapy and/or in combination with other treatments. The companies will jointly develop and potentially commercialize these ADC candidates worldwide, except in Japan where Daiichi Sankyo will maintain exclusive rights. Daiichi Sankyo will be solely responsible for manufacturing and supply.
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
In 2024, Merck and Daiichi Sankyo expanded their agreement to include gocatamig (MK-6070), an investigational DLL3 targeting T-cell engager, which Merck obtained through its acquisition of Harpoon Therapeutics, Inc. The companies are planning to evaluate gocatamig in combination with ifinatamab deruxtecan in certain patients with small cell lung cancer, as well as other potential combinations. Merck received an upfront cash payment of $170 million from Daiichi Sankyo (recorded within Other (income) expense, net) and has also satisfied a contingent quid obligation from the original collaboration agreement. The companies will jointly develop and commercialize gocatamig worldwide and share research and development costs, as well as commercialization expenses. Research and development expenses related to gocatamig in combination with ifinatamab deruxtecan will be shared in a manner consistent with the original agreement for ifinatamab deruxtecan. Merck will be solely responsible for manufacturing and supply of gocatamig. If approved, Merck will generally record sales for gocatamig worldwide (Merck will be the principal on sales transactions) and the companies will equally share expenses as well as profits worldwide, except for Japan where Merck retains exclusive rights and Daiichi Sankyo will receive a 5% sales-based royalty.
Summarized financial information related to this collaboration is as follows:

	Three Months Ended March 31,
($ in millions)	2026	2025
Selling, general and administrative	$12	$9
Research and development	160	128

($ in millions)	March 31, 2026	December 31, 2025
Receivables from Daiichi Sankyo included in Other current assets	$22	$15
Payables to Daiichi Sankyo included in Accrued and other current liabilities	85	113
Moderna, Inc.
In 2022, Merck exercised its option to jointly develop and commercialize intismeran autogene (V940/mRNA-4157), an investigational individualized neoantigen therapy, pursuant to the terms of an existing collaboration and license agreement with Moderna, Inc. (Moderna). Intismeran autogene is currently being evaluated in combination with Keytruda in multiple clinical trials. Merck and Moderna share costs and will share any profits equally under this worldwide collaboration. Merck records its share of development costs associated with the collaboration as part of Research and development expenses. Any reimbursements received from Moderna for research and development expenses are recognized as reductions to Research and development costs. Merck has also capitalized a net $230 million of shared facility costs at March 31, 2026, primarily reflected within Other Assets. These costs are amortized over the assets’ estimated useful lives.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
Summarized financial information related to this collaboration is as follows:

	Three Months Ended March 31,
($ in millions)	2026	2025
Selling, general and administrative	$8	$6
Research and development (1)	90	86

($ in millions)	March 31, 2026	December 31, 2025
Receivables from Moderna included in Other current assets	$4	$—
Payables to Moderna included in Accrued and other current liabilities	—	13
(1)    Includes amortization of shared facility costs.
Bristol-Myers Squibb Company
Reblozyl (luspatercept-aamt) is a first-in-class erythroid maturation recombinant fusion protein that is being commercialized through a global collaboration with Bristol-Myers Squibb Company (BMS). Reblozyl is approved in the U.S., Europe and certain other markets for the treatment of anemia in certain rare blood disorders and is also being evaluated for additional indications for hematology therapies. BMS is the principal on sales transactions for Reblozyl. Merck receives tiered royalties ranging from 20% to 24% based on sales levels. This royalty will be reduced by 50% upon the earlier of patent expiry or generic entry on an indication-by-indication basis in each market. Additionally, Merck is eligible to receive future contingent sales-based milestone payments of up to $80 million. Alliance revenue related to this collaboration, consisting of royalties (recorded within Sales), was $148 million and $119 million in the first quarter of 2026 and 2025, respectively.
4.    Restructuring
In July 2025, the Company approved a restructuring program (2025 Restructuring Program) designed to position the Company for its next chapter of growth and to successfully advance its pipeline and launch new products across multiple therapeutic areas. As part of this program, the Company expects to eliminate certain positions in sales and administrative organizations, as well as research and development. The Company will, however, continue to hire employees into new roles across all strategic growth areas of the business. In addition, the Company will reduce its global real estate footprint and continue to optimize its manufacturing network, aligning the geography of its global manufacturing footprint to its customers and reflecting changes in the Company’s business. Most actions contemplated under the 2025 Restructuring Program are expected to be largely completed by the end of 2027, with the exception of certain manufacturing actions, which are expected to be substantially completed by the end of 2029. The cumulative pretax costs to be incurred by the Company to implement the program are estimated to be approximately $3.0 billion, of which approximately 60% will be cash, relating primarily to employee separation expense and contractual termination costs. The remainder of the costs will be non-cash, relating primarily to the accelerated depreciation of facilities. The Company recorded total pretax costs of $318 million in the first quarter of 2026 related to the 2025 Restructuring Program. Since inception of the 2025 Restructuring Program through March 31, 2026, Merck has incurred total cumulative pretax costs of $2.3 billion.
In January 2024, the Company approved a restructuring program (2024 Restructuring Program) intended to continue the optimization of the Company’s Human Health global manufacturing network as the future pipeline shifts to new modalities and also optimize the Animal Health global manufacturing network to improve supply reliability and increase efficiency. The actions contemplated under the 2024 Restructuring Program are expected to be substantially completed by the end of 2031, with the cumulative pretax costs to be incurred by the Company to implement the program estimated to be approximately $4.0 billion. Approximately 50% of the cumulative pretax costs will be non-cash, relating primarily to the accelerated depreciation of facilities to be closed or divested. The remainder of the costs will result in cash outlays, relating primarily to facility shut-down costs. The Company recorded total pretax costs of $148 million and $105 million in the first quarter of 2026 and 2025, respectively, related to the 2024 Restructuring Program. Since inception of the 2024 Restructuring Program through March 31, 2026, Merck has incurred total cumulative pretax costs of $1.8 billion.
For segment reporting, restructuring charges are unallocated expenses.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
The following tables summarize the charges related to restructuring program activities by type of cost:

	Three Months Ended March 31, 2026
($ in millions)	Accelerated Depreciation	Separation Costs	Other Exit Costs	Total
2025 Restructuring Program
Cost of sales	$12	$—	$132	$144
Research and development	—	—	34	34
Restructuring costs	—	123	17	140
	12	123	183	318
2024 Restructuring Program
Cost of sales	96	—	(3)	93
Restructuring costs	—	—	55	55
	96	—	52	148
	$108	$123	$235	$466

	Three Months Ended March 31, 2025
($ in millions)	Accelerated Depreciation	Separation Costs	Other Exit Costs	Total
2024 Restructuring Program
Cost of sales	$41	$—	$(5)	$36
Restructuring costs	—	1	68	69
	$41	$1	$63	$105
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
Other exit costs in 2026 and 2025 include asset impairment, facility shut-down, contractual termination, and other related costs, as well as pretax gains and losses resulting from the sales of facilities and related assets. Additionally, other activity includes certain employee-related costs associated with pension and other postretirement benefit plans (see Note 10) and share-based compensation.
The following table summarizes the charges and spending related to restructuring program activities for the three months ended March 31, 2026:

($ in millions)	Accelerated Depreciation	Separation Costs	Other Exit Costs	Total
2025 Restructuring Program
Restructuring reserves January 1, 2026	$—	$502	$288	$790
Expenses	12	123	183	318
(Payments) receipts, net	—	(156)	(166)	(322)
Non-cash activity	(12)	(9)	(117)	(138)
Restructuring reserves March 31, 2026	$—	$460	$188	$648
2024 Restructuring Program
Restructuring reserves January 1, 2026	$—	$506	$—	$506
Expenses	96	—	52	148
(Payments) receipts, net	—	(70)	(53)	(123)
Non-cash activity	(96)	12	1	(83)
Restructuring reserves March 31, 2026	$—	$448	$—	$448

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
The fair values of these derivative contracts are recorded as either assets (gain positions) or liabilities (loss positions) in the Condensed Consolidated Balance Sheet. Changes in the fair value of derivative contracts are recorded each period in either current earnings or Other comprehensive income (OCI), depending on whether the derivative is designated as part of a hedge transaction and, if so, the type of hedge transaction. For derivatives that are designated as cash flow hedges, the unrealized gains or losses on these contracts are recorded in Accumulated Other Comprehensive Loss (AOCL) and reclassified into Sales when the hedged anticipated revenue is recognized. The amount reclassified into earnings as a result of the discontinuation of cash flow hedges because it was no longer deemed probable the forecasted hedged transactions would occur was not material for the first quarter of either 2026 or 2025. For those derivatives which are not designated as cash flow hedges, but serve as economic hedges of forecasted sales, unrealized gains or losses are recorded in Sales each period. The cash flows from both designated and non-designated contracts are reported as operating activities in the Condensed Consolidated Statement of Cash Flows. The Company does not enter into derivatives for trading or speculative purposes.
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

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
The effects of the Company’s net investment hedges on OCI and the Condensed Consolidated Statement of Income are shown below:

	Amount of Pretax (Gain) Loss Recognized in Other Comprehensive Income (1)		Amount of Pretax Gain Recognized in Other (income) expense, net for Amounts Excluded from Effectiveness Testing
	Three Months Ended March 31,		Three Months Ended March 31,
($ in millions)	2026	2025	2026	2025
Net Investment Hedging Relationships
Foreign exchange contracts	$(15)	$27	$(4)	$(3)
Euro-denominated notes	(137)	130	—	—
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
At March 31, 2026, the Company was a party to ten pay-floating, receive-fixed interest rate swap contracts designated as fair value hedges of a portion of fixed-rate notes as detailed in the table below.

	March 31, 2026
($ in millions)	Par Value of Debt	Number of Interest Rate Swaps Held	Total Swap Notional Amount
4.50% notes due 2033	$1,500	6	$1,500
4.75% notes due 2035	1,500	2	500
5.00% notes due 2053	1,500	2	500
The interest rate swap contracts are designated hedges of the fair value changes in the notes attributable to changes in the benchmark Secured Overnight Financing Rate (SOFR) swap rate. The fair value changes in the notes attributable to changes in the SOFR swap rate are recorded in interest expense along with the offsetting fair value changes in the swap contracts. The cash flows from these contracts are reported as operating activities in the Condensed Consolidated Statement of Cash Flows. In February 2026, the Company entered into two forward starting swaps, each with a notional amount of $250 million.
The table below presents the location of amounts recorded in the Condensed Consolidated Balance Sheet related to cumulative basis adjustments for fair value hedges:

	Carrying Amount of Hedged Liabilities		Cumulative Amount of Fair Value Hedging Adjustment Increase Included in the Carrying Amount
($ in millions)	March 31, 2026	December 31, 2025	March 31, 2026	December 31, 2025
Balance Sheet Caption
Long-Term Debt	$2,539	$1,810	$57	$70

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
Presented in the table below is the fair value of derivatives on a gross basis segregated between those derivatives that are designated as hedging instruments and those that are not designated as hedging instruments:

		March 31, 2026			December 31, 2025
		Fair Value of Derivative		U.S. Dollar Notional	Fair Value of Derivative		U.S. Dollar Notional
($ in millions)		Asset	Liability		Asset	Liability
Derivatives Designated as Hedging Instruments	Balance Sheet Caption
Interest rate swap contracts	Other Assets	$58	$—	$2,500	$71	$—	$1,750
Interest rate contracts	Other Assets	8	—	500	—	—	—
Foreign exchange contracts	Other current assets	247	—	7,751	113	—	6,430
Foreign exchange contracts	Other Assets	55	—	1,828	32	—	1,793
Foreign exchange contracts	Accrued and other current liabilities	—	48	3,705	—	131	4,726
Foreign exchange contracts	Other Noncurrent Liabilities	—	1	33	—	1	13
		$368	$49	$16,317	$216	$132	$14,712
Derivatives Not Designated as Hedging Instruments	Balance Sheet Caption
Foreign exchange contracts	Other current assets	$194	$—	$13,870	$107	$—	$11,643
Foreign exchange contracts	Accrued and other current liabilities	—	180	11,919	—	191	13,579
Foreign exchange contracts	Other Noncurrent Liabilities	—	—	—	—	1	357
		$194	$180	$25,789	$107	$192	$25,579
		$562	$229	$42,106	$323	$324	$40,291
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

	March 31, 2026		December 31, 2025
($ in millions)	Asset	Liability	Asset	Liability
Gross amounts recognized in the condensed consolidated balance sheet	$562	$229	$323	$324
Gross amounts subject to offset in master netting arrangements not offset in the condensed consolidated balance sheet	(225)	(225)	(245)	(245)
Cash collateral received	(89)	—	(1)	—
Net amounts	$248	$4	$77	$79
The table below provides information regarding the location and amount of pretax gains and losses of derivatives designated in fair value or cash flow hedging relationships:

	Three Months Ended March 31,
($ in millions)	2026	2025	2026	2025	2026	2025
Financial Statement Caption in which Effects of Fair Value or Cash Flow Hedges are Recorded	Sales		Other (income) expense, net (1)		Other comprehensive income (loss)
	$16,286	$15,529	$138	$(35)	$227	$(20)
(Gain) loss on fair value hedging relationships:
Interest rate swap contracts
Hedged items	—	—	(14)	38	—	—
Derivatives designated as hedging instruments	—	—	13	(39)	—	—
Impact of cash flow hedging relationships:
Foreign exchange contracts
Amount of gain (loss) recognized in OCI on derivatives	—	—	—	—	168	(201)
(Decrease) increase in Sales as a result of AOCL reclassifications	(98)	74	—	—	98	(74)
Interest rate contracts
Amount of gain recognized in Other (income) expense, net on derivatives	—	—	(1)	—	—	—
Amount of gain recognized in OCI on derivatives	—	—	—	—	7	—
(1)    Interest expense is a component of Other (income) expense, net.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
The table below provides information regarding the income statement effects of derivatives not designated as hedging instruments:

		Amount of Derivative Pretax Loss (Gain) Recognized in Income
		Three Months Ended March 31,
($ in millions)		2026	2025
Derivatives Not Designated as Hedging Instruments	Income Statement Caption
Foreign exchange contracts (1)	Other (income) expense, net	$36	$(20)
Foreign exchange contracts (2)	Sales	12	16
(1)    These derivative contracts primarily mitigate changes in the value of remeasured foreign currency denominated monetary assets and liabilities attributable to changes in foreign currency exchange rates.
(2)    These derivative contracts serve as economic hedges of forecasted transactions.
At March 31, 2026, the Company estimates $69 million of pretax net unrealized gains on derivatives maturing within the next 12 months that hedge foreign currency denominated sales over that same period will be reclassified from AOCL to Sales. The amount ultimately reclassified to Sales may differ as foreign exchange rates change. Realized gains and losses are ultimately determined by actual foreign exchange rates at maturity.
Investments in Debt and Equity Securities
Information on investments in debt and equity securities is as follows:

	March 31, 2026				December 31, 2025
	Amortized Cost	Gross Unrealized		Fair Value	Amortized Cost	Gross Unrealized		Fair Value
($ in millions)		Gains	Losses			Gains	Losses
Commercial paper	$375	$—	$—	$375	$—	$—	$—	$—
U.S. government and agency securities	100	—	—	100	100	—	—	100
Foreign government bonds	1	—	—	1	1	—	—	1
Total debt securities	$476	$—	$—	$476	$101	$—	$—	$101
Publicly traded equity securities (1)				1,571				1,392
Total debt and publicly traded equity securities				$2,047				$1,493
(1)    Unrealized net gains of $126 million were recorded in Other (income) expense, net in the first quarter of 2026 on equity securities still held at March 31, 2026. Unrealized net gains of $115 million were recorded in Other (income) expense, net in the first quarter of 2025 on equity securities still held at March 31, 2025.
At March 31, 2026 and March 31, 2025, the Company also had $881 million and $872 million, respectively, of equity investments without readily determinable fair values included in Other Assets. The Company records unrealized gains on these equity investments based on favorable observable price changes from transactions involving similar investments of the same investee and records unrealized losses based on unfavorable observable price changes, which are included in Other (income) expense, net. During the first quarter of 2026, the Company recorded unrealized gains of $35 million related to certain of these equity investments still held at March 31, 2026. During the first quarter of 2025, the Company recorded unrealized losses of $11 million related to certain of these equity investments still held at March 31, 2025. Cumulative unrealized gains and cumulative unrealized losses based on observable price changes for investments in equity investments without readily determinable fair values still held at March 31, 2026 were $320 million and $164 million, respectively.
At March 31, 2026 and March 31, 2025, the Company also had $229 million and $249 million, respectively, recorded in Other Assets for equity securities held through ownership interests in investment funds. (Gains) losses recorded in Other (income) expense, net relating to these investment funds were $(3) million and $23 million for the first quarter of 2026 and 2025, respectively.
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

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
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

	Fair Value Measurements Using				Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
($ in millions)	March 31, 2026				December 31, 2025
Assets
Investments
Commercial paper	$—	$375	$—	$375	$—	$—	$—	$—
Foreign government bonds	—	1	—	1	—	1	—	1
Publicly traded equity securities	1,104	—	—	1,104	955	—	—	955
	1,104	376	—	1,480	955	1	—	956
Other assets (1)
U.S. government and agency securities	100	—	—	100	100	—	—	100
Publicly traded equity securities (2)	467	—	—	467	437	—	—	437
	567	—	—	567	537	—	—	537
Derivative assets (3)
Forward exchange contracts	—	310	—	310	—	168	—	168
Purchased currency options	—	186	—	186	—	84	—	84
Interest rate swaps	—	58	—	58	—	71	—	71
Interest rate contracts	—	8	—	8	—	—	—	—
	—	562	—	562	—	323	—	323
Total assets	$1,671	$938	$—	$2,609	$1,492	$324	$—	$1,816
Liabilities
Derivative liabilities (3)
Forward exchange contracts	$—	$202	$—	$202	$—	$293	$—	$293
Written currency options	—	27	—	27	—	31	—	31
Total liabilities	$—	$229	$—	$229	$—	$324	$—	$324
(1)    Investments included in other assets are restricted as to use, including for the payment of benefits under employee benefit plans.
(2)    Balance at March 31, 2026 includes securities with a fair value of $17 million that are subject to a contractual sale restriction that expires in July 2026, and securities with a fair value of $18 million that are subject to a contractual sale restriction that expires in August 2026.
(3)    The fair value determination of derivatives includes the impact of the credit risk of counterparties to the derivatives and the Company’s own credit risk, the effects of which were not significant.
As of March 31, 2026 and December 31, 2025, Cash and cash equivalents included $4.4 billion and $13.8 billion of cash equivalents, respectively (which would be considered Level 2 in the fair value hierarchy).
Other Fair Value Measurements
Some of the Company’s financial instruments, such as cash and cash equivalents, receivables and payables, are reflected in the balance sheet at carrying value, which approximates fair value due to their short-term nature.
The estimated fair value of loans payable and long-term debt (including current portion) at March 31, 2026, was $44.7 billion compared with a carrying value of $49.1 billion and at December 31, 2025, was $45.6 billion compared with a carrying value of $49.3 billion. Fair value was estimated using recent observable market prices and would be considered Level 2 in the fair value hierarchy.
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
The Company has accounts receivable factoring agreements with financial institutions in certain countries to sell accounts receivable. The Company factored $1.6 billion of accounts receivable as of both March 31, 2026 and December 31, 2025 under these factoring arrangements, which reduced outstanding accounts receivable. The cash received from the financial institutions is reported within operating activities in the Condensed Consolidated Statement of Cash Flows. In certain of these factoring arrangements, for ease of administration, the Company will collect customer payments related to the factored receivables, which it then remits to the financial institutions, generally within thirty days after receipt. As of March 31, 2026 and

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
December 31, 2025, the Company had collected $39 million and $45 million, respectively, on behalf of the financial institutions, which is reflected as restricted cash in Other current assets, and the related obligation to remit the cash is recorded in Accrued and other current liabilities. The net cash flows related to these collections are reported as financing activities in the Condensed Consolidated Statement of Cash Flows. The cost of factoring such accounts receivable was de minimis.
Derivative financial instruments are executed under International Swaps and Derivatives Association master agreements. The master agreements with several of the Company’s financial institution counterparties also include credit support annexes. These annexes contain provisions that require collateral to be exchanged depending on the value of the derivative assets and liabilities, the Company’s credit rating, and the credit rating of the counterparty. Cash collateral received by the Company from various counterparties was $89 million and $1 million at March 31, 2026 and December 31, 2025, respectively. The obligation to return such collateral is recorded in Accrued and other current liabilities.
6.    Inventories
Inventories consisted of:

($ in millions)	March 31, 2026	December 31, 2025
Finished goods	$2,211	$2,275
Raw materials and work in process	11,136	10,645
Supplies	334	331
Total	13,681	13,251
Decrease to LIFO cost	(1,007)	(912)
	$12,674	$12,339
Recognized as:
Inventories	$6,479	$6,658
Other Assets	6,195	5,681
Amounts recognized as Other Assets are comprised almost entirely of raw materials and work in process inventories. At March 31, 2026 and December 31, 2025, these amounts included $5.8 billion and $5.5 billion, respectively, of inventories not expected to be sold within one year. In addition, these amounts included $360 million and $211 million at March 31, 2026 and December 31, 2025, respectively, of inventories produced in preparation for product launches.
7. Loans Payable
In April 2026, Merck entered into a delayed draw term loan credit agreement (Credit Agreement) pursuant to which the lenders have committed (subject to satisfaction of certain conditions set forth in the Credit Agreement) to provide Merck with financing under a 364-day term loan facility in an aggregate amount not to exceed $6.0 billion. Borrowings under the Credit Agreement will bear interest at an annual rate of the SOFR rate plus 0.50% from the date loans are borrowed (Funding Date) to the date that is 180 days from the Funding Date, and then the SOFR rate plus 0.75% thereafter. The Company has given required notice to the lenders of its intention to draw down the $6.0 billion of funds under the facility, which will be used to fund a portion of the approximately $6.7 billion cash consideration for the acquisition of Terns. The Company intends to use the proceeds from a long-term debt financing to repay borrowings under the Credit Agreement.
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
Product Liability Litigation
Dr. Scholl’s Foot Powder
As previously disclosed, Merck is a defendant in product liability lawsuits in the U.S. arising from consumers’ alleged exposure to talc in Dr. Scholl’s foot powder, which Merck acquired through its merger with Schering-Plough Corporation and sold as part of the divestiture of Merck’s consumer care business to Bayer in 2014. In these actions, plaintiffs allege that they were exposed to asbestos-contaminated talc and developed mesothelioma as a result. As of March 31, 2026, approximately 735 cases were pending against Merck in various state courts.
The Company was recently the defendant in a trial in Chicago, Illinois, in which it was found to be not liable for the plaintiff’s mesothelioma. The Company anticipates that there will be additional trials in the Dr. Scholl’s litigation in the future.
Gardasil/Gardasil 9
As previously disclosed, Merck is a defendant in product liability lawsuits in the U.S. involving Gardasil (Human Papillomavirus Quadrivalent [Types 6, 11, 16 and 18] Vaccine, Recombinant) and Gardasil 9 (Human Papillomavirus 9-valent Vaccine, Recombinant). As of March 31, 2026, approximately 135 cases were filed and are pending against Merck in either federal or state court. In these actions, plaintiffs allege, among other things, that they suffered various personal injuries after vaccination with Gardasil or Gardasil 9, with postural orthostatic tachycardia syndrome (POTS) as a predominate alleged injury.
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
On January 28, 2025, a trial commenced in California state court. Plaintiff claims that she suffers from POTS and fibromyalgia as a result of her Gardasil vaccinations. On February 14, 2025, after several weeks of trial and an opportunity to litigate plaintiff’s claims before a jury, plaintiff’s counsel approached Merck and proposed that the jury be discharged and the case adjourned. Merck agreed, subject to an explicit stipulation that Merck would provide no financial or other consideration in exchange for the agreement to adjourn. The case has been adjourned until a new trial date of July 27, 2026. Merck is vigorously defending this case and believes that evidence presented in court will show that Gardasil had no role in causing any of plaintiff’s conditions.
As previously disclosed, in October 2025, Merck entered into a proposed agreement with plaintiffs’ counsel to substantially resolve the Gardasil product liability litigation. The proposed agreement sets forth various terms and conditions under which Merck would resolve the bulk of all pending Gardasil product liability claims in the U.S. in exchange for a total payment that is considerably less than Merck’s anticipated costs of defense in the litigation and that is not material to Merck. The proposed agreement requires that several conditions be met within specified time periods, including participation thresholds, in order for the proposed agreement to result in a final resolution of any pending litigation.
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
As previously disclosed, in June 2024, Merck received a CID from the DOJ, pursuant to a False Claims Act investigation, seeking documents and materials related to Steglatro, Januvia and certain related drugs. The CID states that it is investigating Merck’s price reporting under the Medicaid Drug Rebate Program as well as compliance with anti-kickback requirements in connection with patient assistance programs. The Company is cooperating with the investigation.
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
Securities Litigation
As previously disclosed, on February 12, 2025, a putative class action was filed against Merck and certain of its officers in the U.S. District Court for the District of New Jersey, captioned Cronin v. Merck & Co., Inc., et al., purportedly on behalf of all purchasers of Merck common stock between October 26, 2023, and February 3, 2025. Plaintiff alleges that Merck violated federal securities laws by making materially false and misleading statements and omissions regarding demand for Gardasil/Gardasil 9 in China. On December 17, 2025, the court appointed AMF Tjänstepension AB, KBC Asset Management NV, and Wayne County Employees’ Retirement System as lead plaintiffs (Lead Plaintiffs). Lead Plaintiffs filed an amended complaint on February 20, 2026, seeking unspecified damages allegedly caused by the purported false or misleading statements. Defendants filed a motion to dismiss on May 1, 2026. The opposition brief is due June 30, 2026 and the reply brief is due August 14, 2026.
As previously disclosed, various derivative lawsuits were filed in New Jersey state and federal court against certain current and former Merck officers and board members. The derivative lawsuits assert claims under state and federal securities statutes, as well as New Jersey common law, based on the same allegations as those made in the putative securities class action. These derivative lawsuits seek unspecified monetary damages, corporate governance reforms, injunctive relief, disgorgement of profits, restitution, fees, and costs. All the derivative proceedings are stayed pending further developments in the class action.
Commercial and Other Litigation
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
On January 20, 2026, plaintiff filed a motion to certify the proposed class. On February 10, 2026, Merck filed an opposition to plaintiff’s motion to certify the proposed class and a motion to exclude plaintiff’s expert’s class certification opinions. Plaintiff filed a reply in support of its request to certify the class and an opposition to the motion to exclude on March 17, 2026. On March 31, 2026, Merck filed a reply in support of the motion to exclude plaintiff’s expert’s opinions. Merck also filed a sur-reply to the class certification motion.
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

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
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
While the New Jersey action was pending, the Company settled with five generic companies providing that these generic companies can bring their generic versions of Bridion to the market in January 2026 (which were subject to delay by any applicable pediatric exclusivity which has been granted) or earlier under certain circumstances. Thus, the Federal Circuit’s decision and these settlements secure Bridion’s exclusivity in the U.S. through July 27, 2026.
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
As previously disclosed, beginning in 2019, a number of generic drug companies filed ANDAs seeking approval of generic forms of Januvia and Janumet along with Paragraph IV certifications challenging the validity of the salt/polymorph patent. The Company has settled with over two dozen generic companies providing that these generic companies can bring their generic versions of Januvia and Janumet to the market in the U.S. in May 2026, and their generic versions of Janumet XR to the market in July 2026 or earlier under certain circumstances.
As a result of these settlement agreements related to the later expiring 2027 salt/polymorph patent directed to the specific sitagliptin salt form of the products, Januvia and Janumet will lose market exclusivity in the U.S. in May 2026 and Janumet XR will lose market exclusivity in the U.S. in July 2026, although the FDA has approved a non-automatically substitutable form of sitagliptin that differs from the form in the Company’s sitagliptin products.
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
In October 2023, the Company filed a patent infringement lawsuit against Sawai Pharmaceuticals Co., Ltd. (Sawai) and Medisa Shinyaku Co., Ltd (collectively, Defendants) in the Tokyo District Court seeking an injunction to stop the manufacture, sale and offer for sale of the Defendants’ sitagliptin dihydrogen phosphate product, while the Company’s patents and patent term extensions are in force. The lawsuit is in response to the Defendants’ application for marketing authorization to sell a generic sitagliptin dihydrogen phosphate product, in the anhydride form, which was approved in August 2023. Merck asserts that the Defendants’ activity infringes a patent term extension associated with Merck’s patent directed to the sitagliptin compound patent. In January 2026, the Tokyo District Court orally indicated its view that the extended patent covers Sawai’s tablets. Following this, Sawai conceded to all of the Company’s claims; thus, the case was concluded without a written decision. The relevant PTE for Januvia in Japan expired on March 30, 2026.
Keytruda — As previously disclosed, in November 2022, the Company filed a complaint against The Johns Hopkins University (JHU) in the U.S. District Court of Maryland. This action concerns a joint research collaboration between Merck and JHU regarding the use of Keytruda in certain indications. Merck and JHU partnered to design and conduct a clinical study administering Keytruda to cancer patients having tumors that had the genetic biomarker known as microsatellite instability-high (MSI-H) (the Joint Clinical Study). Subsequently JHU obtained a number of U.S. patents specifically relying on the Joint Clinical Study. Merck alleges that JHU breached the collaboration agreement by obtaining issuance of these patents without informing or involving Merck, which were licensed to others, and then trying to enforce these patents against Merck. Merck, therefore, brought an action for breach of contract, declaratory judgment of noninfringement, and promissory estoppel. JHU answered the complaint in April and May 2023, denying Merck’s claims, and counterclaiming for willful infringement of nine issued U.S. patents, including a demand for damages. Between November 30, 2023, and March 13, 2024, the Company filed inter partes review petitions with the U.S. Patent Office’s Patent Trial and Appeal Board (PTAB), challenging the patentability of all nine patents asserted in the district court. Between June 2024 and October 2024, the PTAB instituted a review of all nine challenged patents. In June 2024,

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
the district court granted Merck’s motion to stay the case in its entirety pending the outcome of the PTAB proceeding instituted in June 2024.
As previously disclosed, between June and November 2025, the PTAB issued Final Written Decisions finding all challenged claims of the nine patents unpatentable. JHU has filed notices of appeal to the Federal Circuit Court of Appeals. The district court’s stay is expected to continue until at least the issuance of the Federal Circuit decision.
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
In April 2025, Halozyme filed a complaint in the U.S. District Court for the District of New Jersey alleging that the Company’s activities related to subcutaneous pembrolizumab infringe or will infringe 15 patents belonging to the MDASE portfolio, 12 of which are the subject of the Company’s already filed PGR petitions. The Company believes the three patents not challenged via PGR petitions are invalid and suffer from at least the same defects as the patents currently being challenged by the PGR process. In March 2026, the Company filed inter partes review (IPR) petitions against those three patents. The Company expects that the U.S. Patent and Trademark Office will issue an institution decision on these IPR petitions by late-September 2026.
Between August and September 2025, the Company filed revocation actions against EP Patent No. 2 797 622 (the ‘622 patent) owned by Halozyme in the UK, France, Germany and The Netherlands. Halozyme counterclaimed for an injunction in the UK under the ‘622 patent as well as an additional patent but have undertaken not to enforce any injunction there until the validity of both patents, which is in dispute, is finally determined. In October 2025, the Company accepted service of a preliminary injunction filed by Halozyme under the ‘622 patent in Germany. Following a one day hearing in December 2025, a preliminary injunction was awarded against the Company, prohibiting sales in Germany. The Company has appealed the preliminary injunction decision and expects a decision on the appeal in the second or third quarter of 2026. In the Dutch action, in February 2026, Halozyme counterclaimed for infringement including also Belgium, Denmark, France, Ireland, Italy, Sweden and Switzerland. The Dutch action will be heard at the end of July 2026 with a decision expected within three months thereof.
Lenvima — As previously disclosed, between 2019 and 2024, Eisai Inc (Eisai) received Paragraph IV Certification Letters under the Hatch-Waxman Act, providing notice that Sun Pharmaceuticals (Sun), Shilpa Medicare Ltd. (Shilpa), Dr. Reddy’s Laboratories (DRL), and Torrent Pharmaceuticals (Torrent) filed separate applications to the FDA seeking pre-patent expiry approval to sell generic versions of Lenvima (lenvatinib) tablets. Between 2019 and 2024, Eisai and the Company filed a series of patent infringement lawsuits in the U.S. District Court for the District of New Jersey against each generic company asserting several Orange-Book listed patents. The Lenvima compound patent expired in April 2026 (including pediatric exclusivity) and was not challenged. Eisai and the Company settled with Sun, DRL, and Torrent regarding the remaining asserted patents covering Lenvima. Eisai has announced publicly, these generic companies can bring their generic versions of Lenvima to the market in the U.S. in July 2030 or earlier under certain circumstances. In May 2025, Eisai and the Company received a favorable trial decision against Shilpa from the U.S. District Court for the District of New Jersey. As a result of the decision, Shilpa is unable to receive approval from the FDA to sell its generic version of Lenvima until February 2036. Shilpa has appealed the district court’s decision to the U.S. Court of Appeals for the Federal Circuit, and the appeal is currently pending.
Lynparza — As previously disclosed, between December 2022 and November 2024, AstraZeneca Pharmaceuticals LP received Paragraph IV Certification Letters under the Hatch-Waxman Act notifying AstraZeneca that Natco Pharma Limited, Sandoz Inc., Cipla USA, Inc and Cipla Limited (collectively, Cipla), and Zydus Pharmaceuticals (USA) Inc. have filed separate applications to the FDA seeking pre-patent expiry approval to sell generic versions of Lynparza (olaparib) tablet. Between February 2023 and January 2025, AstraZeneca and the Company filed a series of patent infringement lawsuits in the U.S. District Court for the District of New Jersey against each generic company asserting a number of Orange-Book listed patents. The filing of the initial infringement suit generally stays FDA approval for 30 months from the date of the Paragraph IV notice or until an adverse court decision, if any, whichever may occur earlier. In these cases, however, none of the generic companies are challenging the patent specifically claiming the olaparib compound which expires in September 2027. Thus, the earliest date the FDA can approve any of the currently pending generic applications is September 2027. All cases have been consolidated and a trial is now expected in early 2027.
Capvaxive — As previously disclosed, in September 2025, Pogona, LLC filed a complaint in the U.S. District Court for the District of New Jersey alleging that the Company’s activities related to Capvaxive infringe U.S. Patent No. 11,058,757 (‘757 patent). Pogona, LLC is asserting the Company’s infringement is willful and is seeking monetary damages. The Company believes the asserted patent is invalid and not infringed. On January 26, 2026, the Company filed an inter-partes review petition with the U.S. Patent Trial and Appeal Board, challenging the validity of Pogona’s ‘757 patent, which is currently pending.
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

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
Legal Defense Reserves
Legal defense costs expected to be incurred in connection with a loss contingency are accrued when probable and reasonably estimable. Some of the significant factors considered in the review of these legal defense reserves are as follows: the actual costs incurred by the Company; the development of the Company’s legal defense strategy and structure in light of the scope of its litigation; the number of cases being brought against the Company; the costs and outcomes of completed trials; and the most current information regarding anticipated timing, progression, and related costs of pre-trial activities and trials in the associated litigation. The amount of legal defense reserves as of March 31, 2026 and December 31, 2025 of approximately $270 million and $245 million, respectively, represents the Company’s best estimate of the minimum amount of defense costs to be incurred in connection with its outstanding litigation; however, events such as additional trials and other events that could arise in the course of its litigation could affect the ultimate amount of legal defense costs to be incurred by the Company. The Company will continue to monitor its legal defense costs and review the adequacy of the associated reserves and may determine to increase the reserves at any time in the future if, based upon the factors set forth, it believes it would be appropriate to do so.
9.    Equity

	Three Months Ended March 31,
	Common Stock		Other Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Non- controlling Interests	Total
($ and shares in millions except per share amounts)	Shares	Par Value				Shares	Cost
Balance at January 1, 2025	3,577	$1,788	$44,704	$63,069	$(4,945)	1,049	$(58,303)	$59	$46,372
Net income attributable to Merck & Co., Inc.	—	—	—	5,079	—	—	—	—	5,079
Other comprehensive loss, net of taxes	—	—	—	—	(20)	—	—	—	(20)
Cash dividends declared on common stock ($0.81 per share)	—	—	—	(2,051)	—	—	—	—	(2,051)
Treasury stock shares purchased	—	—	—	—	—	13	(1,164)	—	(1,164)
Share-based compensation plans and other	—	—	112	—	—	(1)	66	—	178
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	6	6
Balance at March 31, 2025	3,577	$1,788	$44,816	$66,097	$(4,965)	1,061	$(59,401)	$65	$48,400
Balance at January 1, 2026	3,577	$1,788	$45,029	$73,075	$(4,287)	1,102	$(62,999)	$56	$52,662
Net loss attributable to Merck & Co., Inc.	—	—	—	(4,240)	—	—	—	—	(4,240)
Other comprehensive income, net of taxes	—	—	—	—	227	—	—	—	227
Cash dividends declared on common stock ($0.85 per share)	—	—	—	(2,114)	—	—	—	—	(2,114)
Treasury stock shares purchased	—	—	—	—	—	8	(925)	—	(925)
Share-based compensation plans and other	—	—	147	—	—	(3)	177	—	324
Net loss attributable to noncontrolling interests	—	—	—	—	—	—	—	(3)	(3)
Balance at March 31, 2026	3,577	$1,788	$45,176	$66,721	$(4,060)	1,107	$(63,747)	$53	$45,931

10.    Pension and Other Postretirement Benefit Plans
The Company has defined benefit pension plans covering eligible employees in the U.S. and in certain of its international subsidiaries. The net periodic benefit cost (credit) of such plans consisted of the following components:

	Three Months Ended March 31,
	2026		2025
($ in millions)	U.S.	International	U.S.	International
Service cost	$98	$48	$89	$54
Interest cost	145	81	141	71
Expected return on plan assets	(207)	(161)	(210)	(143)
Amortization of unrecognized prior service credit	—	(4)	—	(4)
Net loss (gain) amortization	27	(1)	13	3
Termination benefits	3	15	—	—
	$66	$(22)	$33	$(19)

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
The Company provides medical benefits, principally to its eligible U.S. retirees and similar benefits to their dependents, through its other postretirement benefit plans. The net credit of such plans consisted of the following components:

	Three Months Ended March 31,
($ in millions)	2026	2025
Service cost	$11	$10
Interest cost	16	16
Expected return on plan assets	(14)	(14)
Amortization of unrecognized prior service credit	(9)	(10)
Net gain amortization	(8)	(10)
Terminations benefits	1	—
	$(3)	$(8)
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
11.    Other (Income) Expense, Net
Other (income) expense, net, consisted of:

	Three Months Ended March 31,
($ in millions)	2026	2025
Interest income	$(35)	$(109)
Interest expense	479	313
Exchange losses	38	90
Income from investments in equity securities, net (1)	(168)	(90)
Net periodic defined benefit plan (credit) cost other than service cost	(134)	(148)
Other, net	(42)	(91)
	$138	$(35)
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
Interest paid for the three months ended March 31, 2026 and 2025 was $342 million and $233 million, respectively.
12.    Income Taxes
The income tax provision of $709 million for the first quarter of 2026 on a pretax loss of $3.5 billion, resulted in an effective income tax rate of (20.1)%. The first quarter 2026 effective income tax rate reflects a 33.1 percentage point unfavorable impact of the charge for the acquisition of Cidara, which had no tax benefit, partially offset by the favorable impacts of jurisdictional mix of income and expense. The effective income tax rate of 13.9% for the first quarter of 2025 reflects the favorable impacts of jurisdictional mix of income and expense, as well as certain discrete items.
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

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
13.    (Loss) Earnings Per Share
The calculations of (loss) earnings per share are as follows:

	Three Months Ended March 31,
($ and shares in millions except per share amounts)	2026	2025
Net (Loss) Income Attributable to Merck & Co., Inc.	$(4,240)	$5,079
Average common shares outstanding	2,472	2,523
Common shares issuable (1)	—	8
Average common shares outstanding assuming dilution	2,472	2,531
Basic (Loss) Earnings per Common Share Attributable to Merck & Co., Inc. Common Shareholders	$(1.72)	$2.01
(Loss) Earnings per Common Share Assuming Dilution Attributable to Merck & Co., Inc. Common Shareholders	$(1.72)	$2.01
(1)    Issuable primarily under share-based compensation plans.
The Company recorded a net loss for the first quarter of 2026; therefore, no potential dilutive common shares were used in the computation of loss per common share assuming dilution because the effect would have been antidilutive. For the first quarter of 2025, 10 million of common shares issuable under share-based compensation plans were excluded from the computation of earnings per common share assuming dilution because the effect would have been antidilutive.
14.    Other Comprehensive Income (Loss)
Changes in each component of other comprehensive income (loss) are as follows:

	Three Months Ended March 31,
($ in millions)	Derivatives		Employee Benefit Plans		Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Loss
Balance January 1, 2025, net of taxes	$242		$(2,327)		$(2,860)	$(4,945)
Other comprehensive income (loss) before reclassification adjustments, pretax	(201)		(1)		200	(2)
Tax	42		—		15	57
Other comprehensive income (loss) before reclassification adjustments, net of taxes	(159)		(1)		215	55
Reclassification adjustments, pretax	(73)	(1)	(10)	(2)	—	(83)
Tax	15		(7)		—	8
Reclassification adjustments, net of taxes	(58)		(17)		—	(75)
Other comprehensive income (loss), net of taxes	(217)		(18)		215	(20)
Balance March 31, 2025, net of taxes	$25		$(2,345)		$(2,645)	$(4,965)
Balance January 1, 2026, net of taxes	$(105)		$(1,499)		$(2,683)	$(4,287)
Other comprehensive income (loss) before reclassification adjustments, pretax	168		1		15	184
Tax	(35)		1		(9)	(43)
Other comprehensive income (loss) before reclassification adjustments, net of taxes	133		2		6	141
Reclassification adjustments, pretax	105	(1)	5	(2)	—	110
Tax	(22)		(2)		—	(24)
Reclassification adjustments, net of taxes	83		3		—	86
Other comprehensive income (loss), net of taxes	216		5		6	227
Balance March 31, 2026, net of taxes	$111		$(1,494)		$(2,677)	$(4,060)
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

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
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
Sales of the Company’s products were as follows:

	Three Months Ended March 31,
	2026			2025
($ in millions)	U.S.	Int’l	Total	U.S.	Int’l	Total
Pharmaceutical:
Oncology
Keytruda	$4,599	$3,307	$7,906	$4,308	$2,897	$7,205
Keytruda Qlex	106	21	128	—	—	—
Alliance revenue-Lynparza (1)	149	192	341	145	168	312
Alliance revenue-Lenvima (1)	176	80	256	186	72	258
Welireg	152	47	199	123	15	137
Alliance revenue-Reblozyl (2)	128	20	148	101	18	119
Vaccines
Gardasil/Gardasil 9	485	585	1,069	536	790	1,327
ProQuad/M-M-R II/Varivax	409	129	538	423	116	539
RotaTeq	165	42	206	164	64	228
Vaxneuvance	123	78	202	139	92	230
Capvaxive	118	23	142	106	1	107
Cardiometabolic and Respiratory
Winrevair	477	48	525	268	12	280
Ohtuvayre	131	—	131	—	—	—
Alliance revenue-Adempas/Verquvo (3)	109	—	109	97	9	106
Adempas	—	78	78	—	68	68
Infectious Diseases
Bridion	427	45	472	378	63	441
Prevymis	135	138	272	102	106	208
Zerbaxa	52	30	82	42	28	70
Delstrigo	10	65	75	15	52	67
Isentress/Isentress HD	35	24	59	51	39	90
Dificid	24	10	34	72	11	83
Lagevrio	16	12	28	35	67	102
Diabetes
Januvia	252	116	367	344	204	549
Janumet	68	139	207	65	182	247
Other pharmaceutical (4)	166	608	775	227	637	865
Total Pharmaceutical segment sales	8,512	5,837	14,349	7,927	5,711	13,638
Animal Health:
Livestock	211	853	1,064	194	730	924
Companion Animal	308	419	727	308	356	664
Total Animal Health segment sales	519	1,272	1,791	502	1,086	1,588
Total segment sales	9,031	7,109	16,140	8,429	6,797	15,226
Other (5)	133	13	146	93	210	303
	$9,164	$7,122	$16,286	$8,522	$7,007	$15,529
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
(4)    Other pharmaceutical primarily reflects sales of other human health pharmaceutical products, including products within the franchises not listed separately. Also reflects total alliance revenue for Koselugo of $161 million and $44 million in the first quarter of 2026 and 2025, respectively (see Note 3).
(5)    Other is primarily comprised of miscellaneous corporate revenue, including revenue hedging activities which (decreased) increased sales by $(110) million and $58 million for the three months ended March 31, 2026 and 2025, respectively, as well as revenue from third-party manufacturing arrangements (including sales to Organon & Co.). Other for the three months ended March 31, 2026 and 2025 also includes $132 million and $95 million, respectively, related to milestone payments received by Merck for out-licensing arrangements.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
Product sales are recorded net of the provision for discounts, including chargebacks, which are customer discounts that occur when a contracted customer purchases through an intermediary wholesale purchaser, and rebates that are owed based upon definitive contractual agreements or legal requirements with private sector and public sector (Medicaid and Medicare Part D) benefit providers, after the final dispensing of the product by a pharmacy to a benefit plan participant. These discounts, in the aggregate, reduced U.S. sales by $2.5 billion and $2.1 billion for the three months ended March 31, 2026 and 2025, respectively.
Consolidated sales by geographic area where derived are as follows:

	Three Months Ended March 31,
($ in millions)	2026	2025
United States	$9,164	$8,522
Europe, Middle East and Africa	3,886	3,454
Latin America	874	792
Asia Pacific (other than China and Japan)	738	689
Japan	555	669
China	390	702
Other	679	701
	$16,286	$15,529
A reconciliation of segment profits to (Loss) Income Before Taxes is as follows:

	Three Months Ended March 31,
	2026			2025
($ in millions)	Pharma- ceutical	Animal Health	Total	Pharma- ceutical	Animal Health	Total
Segment sales	$14,349	$1,791	$16,140	$13,638	$1,588	$15,226
Less segment costs: (1)
Cost of sales	1,553	675		1,573	600
Selling, general and administrative	1,332	282		1,402	260
Research and development (2)	—	112		—	95
Other segment items (3)	(55)	—		(49)	(1)
Total segment profits	$11,519	$722	$12,241	$10,712	$634	$11,346
Other profits			106			202
Unallocated:
Interest income			35			109
Interest expense			(479)			(313)
Amortization			(931)			(597)
Depreciation			(491)			(441)
Research and development			(12,404)			(3,477)
Restructuring costs			(195)			(69)
Other unallocated, net			(1,416)			(857)
			$(3,534)			$5,903
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
Equity income from affiliates and depreciation included in segment profits is as follows:

	Three Months Ended March 31,
	2026			2025
($ in millions)	Pharma- ceutical	Animal Health	Total	Pharma- ceutical	Animal Health	Total
Equity income from affiliates	$62	$—	$62	$58	$—	$58
Depreciation	1	89	90	1	60	61
Property, plant and equipment, net, by geographic area where located is as follows:

($ in millions)	March 31, 2026	December 31, 2025
United States	$15,097	$15,021
Europe, Middle East and Africa	8,966	8,856
Asia Pacific (other than China and Japan)	842	898
China	213	218
Japan	136	144
Latin America	128	128
Other	51	51
	$25,433	$25,316
The Company does not disaggregate assets on a products and services basis for internal management reporting and, therefore, such information is not presented.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Business Development Transactions
Below is a summary of significant business development activity thus far in 2026.
In March 2026, Merck entered into a definitive agreement to acquire Terns Pharmaceuticals, Inc. (Terns), a clinical-stage oncology company, for $53 per share, for a total transaction value of approximately $6.7 billion. Through this acquisition, Merck will acquire Terns’ lead candidate, TERN-701, a novel investigational oral allosteric BCR::ABL1 tyrosine kinase inhibitor (TKI) currently being evaluated in a Phase 1/2 trial for patients with Philadelphia chromosome-positive, chronic phase chronic myeloid leukemia previously treated with at least one prior TKI and who experienced treatment failure, suboptimal response or treatment intolerance. The transaction has been approved by both Merck’s and Terns’ Boards of Directors. The acquisition is subject to a majority of Terns’ stockholders tendering their shares in the tender offer initiated by Merck in April 2026. The consummation of the proposed transaction is also subject to customary closing conditions. Merck anticipates the transaction will be accounted for as an asset acquisition since TERN-701 is expected to account for substantially all of the fair value of the gross assets to be acquired (excluding cash and deferred income taxes). Upon closing of the transaction, which is anticipated in May 2026, Merck expects to record a charge of approximately $5.8 billion to Research and development expenses, or approximately $2.35 per share. There are no future contingent payments associated with the acquisition. In addition, taking into consideration operational investment to advance TERN-701, as well as the cost of financing the transaction, the Company also anticipates a negative impact of approximately $0.12 per share over the remainder of 2026 following the closing of the transaction.
In January 2026, Merck acquired Cidara Therapeutics, Inc. (Cidara), a biotechnology company developing drug-Fc conjugate (DFC) therapeutics, for $9.2 billion (including $570 million of payments to settle share-based equity awards of which $406 million related to unvested equity awards). Cidara’s lead DFC candidate, MK-1406 (formerly CD388), is a long-acting antiviral designed to prevent seasonal and pandemic influenza. MK-1406 is currently being evaluated in a Phase 3 trial among adult and adolescent participants who are at higher risk of developing complications from influenza. The transaction was accounted for as an asset acquisition since MK-1406 accounted for substantially all of the fair value of the gross assets acquired (excluding cash and deferred income taxes). Merck recorded a charge of $9.0 billion to Research and development expenses, or $3.62 per share, (which primarily represented acquired in-process research and development with no alternative future use), as well as net assets of $332 million in the first quarter of 2026. Under a previous license agreement between Cidara and J&J Innovative Medicine (a Johnson & Johnson company, previously Janssen Pharmaceuticals, Inc.), which was assumed by Merck, J&J Innovative Medicine is eligible to receive regulatory and sales-based milestones related to MK-1406.
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
In 2022, the U.S. Congress passed the Inflation Reduction Act (IRA), which made significant changes to how drugs are covered and paid for under the Medicare program, including the creation of financial penalties for drugs whose prices rise faster than the rate of inflation, redesign of the Medicare Part D program to require manufacturers to bear more of the liability for certain drug benefits (which went into effect in 2025), and government price-setting for certain Medicare Part D drugs (starting in 2026) and Medicare Part B drugs (starting in 2028). The U.S. Department of Health and Human Services (HHS), through the Centers for Medicare & Medicaid Services (CMS), selected Januvia (sitagliptin) in 2023 for the first year of the IRA’s “Drug Price Negotiation Program” (Program), and selected Janumet (sitagliptin and metformin HCl) and Janumet XR (sitagliptin and metformin HCl extended release) in 2025 for the second year of the IRA’s Program. Pursuant to the IRA’s Program, the government set a price for Januvia, which became effective on January 1, 2026, and set a price for Janumet and Janumet XR, which will become effective on January 1, 2027. In addition, in January 2026, HHS announced that Lenvima (lenvatinib) has been selected for government price setting, the set price for which will become effective on January 1, 2028. Furthermore, the Company expects that Keytruda (pembrolizumab) will be selected in 2027 for government price setting, which would become effective on January 1, 2029. Government price setting may also impact pricing in the private market negatively affecting the Company’s performance. The Company has sued the U.S. government regarding the IRA’s Program.
Additionally, increased utilization of the 340B Federal Drug Discount Program and restrictions on the Company’s ability to identify inappropriate discounts are having a negative impact on Company performance. Furthermore, the Executive Branch and Congress continue to discuss legislation designed to control health care costs, including the cost of drugs. In several international markets, government-mandated pricing actions have reduced prices of generic and patented drugs. In addition, the Company’s sales performance in the first three months of 2026 was negatively affected by other cost-reduction measures taken by governments and other third parties to lower health care costs.
The Company anticipates all of these actions and additional actions in the future will continue to negatively affect sales and profits.
In May 2025, the U.S. presidential administration issued an executive order intended to encourage or impose the use of “most-favored-nation” pricing to tie U.S. prescription drug prices to prices in selected comparably developed nations. In July

2025, the Company and other pharmaceutical companies received letters from the U.S. presidential administration with a request to agree to the administration’s “most-favored-nation” drug pricing goals by September 29, 2025. Further to the letter received from the administration, in December 2025, the Company announced that it had entered into a three-year agreement (MFN Agreement) with the U.S government that addressed the four policy goals of the administration’s July letter. Included within the MFN Agreement is an obligation by the Company to provide key products through a direct-to-patient program at affordable prices for eligible patients in the U.S. This will initially include Januvia, Janumet and Janumet XR, and will be expanded in the future to include enlicitide decanoate pending FDA approval. The Company also agreed to offer its existing medicines at discounted prices to Medicaid, excluding certain products. Additionally, the Company agreed that products launched during the term of the MFN Agreement (with certain exceptions) will be subject to “most-favored-nation” pricing in reference to prices for such products in a specified group of countries (MFN Countries). Finally, the Company agreed to repatriate and share with the Federal government a portion of foreign revenue received by the Company as a result of the government’s successful trade policy efforts. Additionally, the Company reached an agreement with the U.S. Department of Commerce to delay Section 232 tariffs for three years, enabling the Company to make investments in the U.S. to reshore manufacturing for American patients.
Operating Results
Sales

	Three Months Ended March 31,			% Change Excluding Foreign Exchange
($ in millions)	2026	2025	% Change
United States	$9,164	$8,522	8%	8%
International	7,122	7,007	2%	(3)%
Total	$16,286	$15,529	5%	3%
Worldwide sales were $16.3 billion in the first quarter of 2026, an increase of 5% compared with the first quarter of 2025, reflecting growth in oncology, cardiometabolic and respiratory, and animal health, partially offset by declines in vaccines, diabetes, and infectious diseases.
Growth in the oncology franchise in the first quarter of 2026 was largely due to the performance of Keytruda and Welireg (belzutifan), as well as higher alliance revenue from Koselugo (selumetinib) resulting from an amendment to the collaboration agreement. Sales growth in the cardiometabolic and respiratory franchise was largely attributable to the continued uptake of Winrevair (sotatercept-csrk), as well as the inclusion of sales of Ohtuvayre (ensifentrine) (which was obtained as part of the October 2025 acquisition of Verona Pharma plc [Verona Pharma]). Animal health sales growth was due to the performance of both livestock and companion animal products. The vaccines revenue decline was primarily due to lower combined Gardasil (Human Papillomavirus Quadrivalent [Types 6, 11, 16 and 18] Vaccine Recombinant) and Gardasil 9 (Human Papillomavirus 9-valent Vaccine, Recombinant) sales. The decline in diabetes was primarily due to lower sales of Januvia, and the decline in infectious diseases was largely due to lower sales of Lagevrio (molnupiravir).
See Note 15 to the condensed consolidated financial statements for details on sales of the Company’s products. A discussion of performance for select products in the franchises follows. All product or service marks appearing in type form different from that of the surrounding text are trademarks or service marks owned, licensed to, or distributed by Merck, its subsidiaries or affiliates, except as noted. All other trademarks or service marks are those of their respective owners.
Pharmaceutical Segment
Oncology

	Three Months Ended March 31,			% Change Excluding Foreign Exchange
($ in millions)	2026	2025	% Change
Keytruda/Keytruda Qlex	$8,034	$7,205	12%	8%
Alliance Revenue - Lynparza (1)	341	312	9%	6%
Welireg	199	137	45%	43%
Alliance Revenue - Koselugo (2)	161	44	*	*
Alliance Revenue - Reblozyl (3)	148	119	25%	25%
* > 100%
(1)    Alliance revenue for Lynparza represents Merck’s share of profits, which are product sales net of cost of sales and commercialization costs (see Note 3 to the condensed consolidated financial statements).
(2)    Alliance revenue for Koselugo in 2026 primarily includes a $150 million payment received in connection with an amendment to the collaboration agreement with AstraZeneca in August 2025, which revised the payment structure. Alliance revenue in the first quarter of 2025 represents Merck’s share of profits, which are product sales net of cost of sales and commercialization costs. (See Note 3 to the condensed consolidated financial statements for more information on this collaboration, including the above referenced amendment.)
(3)    Alliance revenue for Reblozyl represents royalties (see Note 3 to the condensed consolidated financial statements).
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

Keytruda Qlex, which was initially approved by the FDA in September 2025, is approved in the U.S. in solid tumor indications approved for Keytruda. In November 2025, the European Commission (EC) approved a new subcutaneous (SC) route of administration and a new pharmaceutical form (solution for injection) of Keytruda (to be marketed as Keytruda SC) for use across Keytruda indications for adults in Europe. Timing for commercial availability of Keytruda SC in individual European Union (EU) countries for approved indications will vary by country and depend on multiple factors, including the completion of reimbursement procedures and the outcome of litigation with Halozyme, Inc. as discussed in Note 8 to the condensed consolidated financial statements. The Keytruda and Keytruda Qlex clinical development programs include studies across a broad range of cancer types. See “Research and Development Update” below.
Combined global sales of Keytruda/Keytruda Qlex grew 12% in the first quarter of 2026. Sales growth in the U.S. reflects an approximate $250 million favorable impact due to the timing of wholesaler purchases, higher net pricing, and increased demand. Demand in the U.S. was driven by higher utilization across earlier-stage indications, including in certain types of cervical cancer, triple-negative breast cancer (TNBC), and renal cell carcinoma (RCC), as well as higher demand across multiple metastatic indications, in particular for the treatment of certain types of urothelial and cervical cancers. Sales growth in international markets reflects higher demand in urothelial, non-small cell lung cancer (NSCLC), gastric, cervical, and endometrial cancer metastatic indications, as well as increased uptake predominately for the TNBC, NSCLC, melanoma, and RCC earlier-stage indications. The launch and reimbursement of new indications for Keytruda in the EU continues to have a negative impact on pricing in those markets. In addition, a biosimilar of Keytruda launched in Argentina in 2025 and the Company expects further launches in smaller international markets during 2026. The Company anticipates the impact of biosimilar erosion to Keytruda sales will be immaterial in 2026.
Keytruda has received the following regulatory approvals thus far in 2026.

Date	Approval
February 2026
China’s National Medical Products Administration (NMPA) approval for the first-line treatment of certain patients with primary advanced or recurrent endometrial cancer, based on the KEYNOTE-868 (NRG-GY018) trial.

February 2026
U.S. Food and Drug Administration (FDA) approval in combination with paclitaxel, with or without bevacizumab, for the treatment of adult patients with platinum-resistant epithelial ovarian, fallopian tube or primary peritoneal carcinoma whose tumors express programmed death-ligand (PD-L1) Combined Positive Score (CPS) ≥ 1 as determined by an FDA-authorized test, and who have received one or two prior systemic treatment regimens, based on the KEYNOTE-B96 trial.

February 2026	Japan’s Ministry of Health, Labor and Welfare (MHLW) approval for neoadjuvant and adjuvant treatment of locally advanced head and neck squamous cell carcinoma, based on the KEYNOTE-689 trial.
March 2026
EC approval in combination with paclitaxel, with or without bevacizumab, for the treatment of platinum-resistant epithelial ovarian, fallopian tube or primary peritoneal carcinoma in adults whose tumors express PD-L1 (CPS ≥1) and who have received one or two prior systemic treatment regimens, based on the KEYNOTE-B96 trial.

Keytruda Qlex (available in some markets as Keytruda SC) received the following regulatory approvals thus far in 2026.

Date	Approval
February 2026
FDA approval in combination with paclitaxel, with or without bevacizumab, for the treatment of adult patients with platinum-resistant epithelial ovarian, fallopian tube or primary peritoneal carcinoma whose tumors express PD-L1 (CPS ≥ 1) as determined by an FDA-authorized test, and who have received one or two prior systemic treatment regimens, based on the KEYNOTE-B96 trial.

March 2026
EC approval in combination with paclitaxel, with or without bevacizumab, for the treatment of platinum-resistant epithelial ovarian, fallopian tube or primary peritoneal carcinoma in adults whose tumors express PD-L1 (CPS ≥1) and who have received one or two prior systemic treatment regimens, based on the KEYNOTE-B96 trial.

April 2026
FDA approval of a label update based on results from the MK-3475A-F11 trial, which evaluated patient reported preference for subcutaneous administration of Keytruda Qlex over intravenous administration of Keytruda in participants with multiple tumor types.

The Company is a party to license agreements pursuant to which the Company pays royalties on net sales of Keytruda. Under the terms of the more significant of these agreements, Merck pays a royalty of 2.5% on worldwide net sales of Keytruda; this royalty (which also applies to net sales of Keytruda Qlex) will continue through 2026, terminating thereafter. The Company pays an additional 2% royalty on worldwide net sales of Keytruda (and on Keytruda Qlex following regulatory approval) to another third party; this royalty expired in the U.S. in 2024, expired in major European markets in the second half of 2025, but will continue to be paid on net sales of Keytruda and Keytruda Qlex in certain other international markets expiring at various dates through 2035. The royalty expenses are included in Cost of sales. The Company may be subject to additional royalties on net sales of Keytruda Qlex in the future under certain circumstances.
Lynparza (olaparib) is an oral poly (ADP-ribose) polymerase (PARP) inhibitor being developed and commercialized as part of a collaboration with AstraZeneca PLC (AstraZeneca) (see Note 3 to the condensed consolidated financial statements). Lynparza is approved for the treatment of certain types of advanced or recurrent ovarian, early or metastatic breast, metastatic pancreatic and metastatic castration-resistant prostate cancers. Alliance revenue related to Lynparza grew 9% in the first quarter of 2026 largely due to higher demand in the U.S. and many international markets.

Sales of Welireg, for the treatment of adult patients with certain von Hippel-Lindau (VHL) disease-associated tumors, certain adult patients with previously treated advanced RCC, and certain patients with pheochromocytoma and paraganglioma, rose 45% in the first quarter of 2026 primarily due to higher demand in the U.S. for the RCC indication and continued launch uptake in several international markets, particularly in Japan and certain European markets.
Koselugo is an oral, selective MEK inhibitor approved for the treatment of patients with neurofibromatosis type 1 who have symptomatic inoperable plexiform neurofibromas. Koselugo is part of a collaboration with AstraZeneca. The increase in alliance revenue in the first quarter of 2026 is due to a $150 million payment received in connection with an amendment to the collaboration agreement in August 2025 that (subject to an annual election by AstraZeneca) discontinued the revenue and cost sharing provisions of the collaboration, and changed the payment structure. See Note 3 to the condensed consolidated financial statements for additional information.
Reblozyl (luspatercept-aamt) is a first-in-class erythroid maturation recombinant fusion protein that is being commercialized through a global collaboration with Bristol-Myers Squibb Company (BMS) (see Note 3 to the condensed consolidated financial statements). Reblozyl is approved for the treatment of anemia in certain rare blood disorders. Alliance revenue related to this collaboration (consisting of royalties) increased 25% in the first quarter of 2026 primarily due to strong underlying sales performance.
Vaccines

	Three Months Ended March 31,			% Change Excluding Foreign Exchange
($ in millions)	2026	2025	% Change
Gardasil/Gardasil 9	$1,069	$1,327	(19)%	(22)%
ProQuad	198	121	64%	60%
M-M-R II	105	168	(38)%	(39)%
Varivax	235	249	(6)%	(7)%
Vaxneuvance	202	230	(12)%	(16)%
Capvaxive	142	107	33%	31%
In January 2026, the acting director of the U.S. Centers for Disease Control and Prevention (CDC) announced changes to the child and adolescent immunization schedule (January announcement), reducing the number of routinely recommended vaccinations and creating three new categories: immunizations recommended for all children; immunizations recommended for certain high-risk groups or populations; and immunizations based on shared clinical decision-making. Immunizations recommended for all children include vaccines for measles, mumps, rubella, polio, pertussis, tetanus, diphtheria, Haemophilus influenzae type B (Hib), pneumococcal disease, human papillomavirus (HPV), and varicella (chickenpox). Immunizations recommended for certain high-risk groups or populations include respiratory syncytial virus (RSV), hepatitis A, hepatitis B, and dengue. Immunizations recommended based on shared clinical decision-making include rotavirus, hepatitis A, and hepatitis B. HHS has stated that immunizations for all of the diseases covered by the previous immunization schedule will still be available to anyone who wants them through Affordable Care Act insurance plans and federal insurance programs, including Medicaid, the Children’s Health Insurance Program, and the Vaccines For Children (VFC) program. Additionally, in September 2025, the trade association representing U.S. health insurers (AHIP) announced that its member health plans would continue to cover all immunizations that had been recommended by the CDC’s Advisory Committee on Immunization Practices (ACIP) as of September 1, 2025, with no cost-sharing for patients through the end of 2026. On March 16, 2026, a federal district court in Massachusetts issued a preliminary injunction staying, among other things, the immunization schedule changes in the CDC’s January announcement. The government is appealing the district court ruling to the U.S. Court of Appeals for the First Circuit.
Combined worldwide sales of Gardasil and Gardasil 9, vaccines to help prevent certain cancers and other diseases caused by certain types of HPV, declined 19% in the first quarter of 2026. The sales decline was primarily driven by lower demand in China (discussed below) and in Japan, reflecting in part that the last date to initiate the first dose in Japan’s national immunization program catch-up cohort was in March 2025. The decline also reflects lower sales in the U.S. primarily due to unfavorable CDC purchasing patterns, partially offset by higher net pricing. As previously disclosed, the Company suspended shipments to China beginning in February 2025 given lower demand and elevated channel inventory levels in China. In April 2026, the Company entered into a revised supply contract with its distributor and commercialization partner in China, Chongqing Zhifei Biological Products Co., Ltd. (Zhifei). Subject to agreement between the parties, the Company may make shipments to China in the latter part of 2026; if so, any associated revenue in 2026 is expected to be immaterial.
Among the changes in the CDC’s now-stayed January announcement referenced above was a reduction of the recommended doses for HPV vaccination of adolescents to a single dose. Gardasil 9 is currently indicated in the U.S. for a two-dose regimen in adolescents aged 9-14 and a three-dose regimen for those aged 15-45. Previous CDC recommendations for adolescents followed FDA-approved dosing. Many countries outside the U.S. have implemented a reduced dosing schedule for HPV vaccination in certain age groups. The Company anticipates that any negative effect of these recommendations or reduced dosing schedules on sales of Gardasil/Gardasil 9 will not be material.
The Company is a party to license agreements pursuant to which the Company pays royalties on net sales of Gardasil/Gardasil 9. Under the terms of the more significant of these agreements, Merck pays a 7% royalty on net sales of

Gardasil/Gardasil 9 in the U.S. to one third party (this royalty expires in December 2028). The royalty expenses are included in Cost of sales.
Global sales of ProQuad (Measles, Mumps, Rubella and Varicella Virus Vaccine Live), a pediatric combination vaccine to help protect against measles, mumps, rubella and varicella, increased 64% in the first quarter of 2026 primarily due to higher sales in the U.S. As a result of manufacturing delays, in January 2025, the Company borrowed doses of ProQuad from the CDC Pediatric Vaccine Stockpile, which reduced sales of ProQuad by approximately $70 million in the first quarter of 2025. The Company replenished the borrowing later in 2025. Higher demand in certain European markets also contributed to the growth in ProQuad sales in the first quarter of 2026. Worldwide sales of M-M-R II (Measles, Mumps and Rubella Virus Vaccine Live), a vaccine to help protect against measles, mumps and rubella declined 38% in the first quarter of 2026 primarily due to lower sales in the U.S. largely reflecting unfavorable private sector purchasing patterns and lower demand. Global sales of Varivax (Varicella Virus Vaccine Live), a vaccine to help prevent chickenpox (varicella), declined 6% in the first quarter of 2026 primarily due to lower sales in the U.S. largely driven by lower demand, partially offset by higher net pricing.
In September 2025, the ACIP voted to recommend that children under the age of four years receive protection from chickenpox (varicella) as a standalone immunization rather than in combination with measles, mumps, and rubella (MMR) vaccination, eliminating a previous shared clinical decision-making recommendation that allowed parents to choose combined MMR and varicella vaccine first-dose administration. The ACIP also voted to align the VFC program with this change. The acting CDC Director adopted the recommendation in October 2025. These ACIP recommendations are subject to the federal district court’s March 16, 2026 preliminary injunction, as described above. MMR and varicella vaccines remain recommended and funded through the VFC program for both the first and second doses. The Company is the only manufacturer in the U.S. of MMRV vaccine (ProQuad) and varicella vaccine (Varivax). The Company anticipates that any negative effect of these recommendations on sales of ProQuad will not be material.
Worldwide sales of Vaxneuvance (Pneumococcal 15-valent Conjugate Vaccine), a vaccine to help protect against invasive pneumococcal disease caused by certain serotypes, declined 12% in the first quarter of 2026 primarily due to lower demand in the U.S. and most international markets due to competition. Merck is a party to license agreements pursuant to which the Company pays royalties on net sales of Vaxneuvance. Under the most significant of these agreements, Merck pays a royalty of 7.25% on net sales of Vaxneuvance through 2026; this royalty will decline to 2.5% on net sales from 2027 through 2035. The royalty expenses are included in Cost of sales.
Sales of Capvaxive (Pneumococcal 21-valent Conjugate Vaccine), a vaccine for the prevention of invasive pneumococcal disease and pneumococcal pneumonia caused by certain serotypes in individuals 18 years of age and older, grew 33% in the first quarter of 2026 largely due to launch uptake in certain international markets, particularly in the EU, and continued uptake in the U.S. Sales growth in the U.S. was negatively impacted by a reduction in wholesaler inventory. Capvaxive was approved in the U.S. in June 2024, in the EU in March 2025 and in Japan in August 2025. Merck is a party to license agreements pursuant to which the Company pays royalties on net sales of Capvaxive. Under the terms of the most significant of these agreements, Merck pays a royalty of 7.25% on net sales of Capvaxive through 2026; this royalty will decline to 2.5% on net sales from 2027 through 2035. The royalty expenses are included in Cost of sales.
Enflonsia (clesrovimab-cfor) is a preventive, long-acting monoclonal antibody, for the prevention of RSV lower respiratory tract disease in neonates (newborns) and infants who are born during or entering their first RSV season. Enflonsia was approved in the U.S. in June 2025 and in the EU in April 2026 based on results from the CLEVER and SMART clinical trials. The timing for availability of Enflonsia in individual EU countries will vary by country and depend on multiple factors, including the completion of reimbursement procedures. Sales of Enflonsia were $1 million in the first quarter of 2026 and the Company expects minimal sales of Enflonsia in the second quarter of 2026 given the seasonal nature of the product and continued high levels of RSV monoclonal antibody inventory in the market; however, the Company anticipates that shipments will increase in the second half of 2026.
Cardiometabolic and Respiratory

	Three Months Ended March 31,			% Change Excluding Foreign Exchange
($ in millions)	2026	2025	% Change
Winrevair	$525	$280	88%	87%
Ohtuvayre	131	—	—	—
Alliance Revenue - Adempas/Verquvo (1)	109	106	3%	3%
Adempas	78	68	15%	5%
(1) Alliance revenue for Adempas and Verquvo represents Merck’s share of profits from sales in Bayer AG’s marketing territories, which are product sales net of cost of sales and commercialization costs (see Note 3 to the condensed consolidated financial statements).
Winrevair is an activin signaling inhibitor indicated for the treatment of adults with pulmonary arterial hypertension (PAH) (World Health Organization [WHO] Group 1 pulmonary hypertension) to improve exercise capacity and WHO functional class, and reduce the risk of clinical worsening events including hospitalization for PAH, lung transplantation and death. Sales of Winrevair rose to $525 million in the first quarter of 2026 largely due to continued uptake in the U.S. and early launch uptake in certain international markets, particularly in Japan and Europe. Winrevair was originally approved in the U.S. in March 2024, in the EU in August 2024, and in Japan in June 2025 (where it is being marketed as Airwin). Winrevair was approved for expanded indications in PAH based on the ZENITH trial in the U.S. in October 2025 and in the EU in January 2026. Winrevair is the subject of a licensing agreement pursuant to which Merck pays a 22% royalty on net sales of Winrevair to BMS. The royalty expenses are included in Cost of sales.
Ohtuvayre is an inhaled phosphodiesterases 3 and 4 (PDE3 and PDE4) inhibitor, which was approved in the U.S. in June 2024 for the maintenance treatment of chronic obstructive pulmonary disease (COPD) in adults. Ohtuvayre was obtained in conjunction with Merck’s October 2025 acquisition of Verona Pharma.
Adempas (riociguat) and Verquvo (vericiguat) are part of a worldwide collaboration with Bayer AG (Bayer) to market and develop soluble guanylate cyclase (sGC) modulators (see Note 3 to the condensed consolidated financial statements). Adempas is approved for the treatment of certain types of PAH and chronic pulmonary hypertension. Verquvo is approved to reduce the risk of cardiovascular death and heart failure hospitalization following a hospitalization for heart failure or need for outpatient intravenous diuretics in adults with symptomatic chronic heart failure and reduced ejection fraction. Alliance revenue from the collaboration grew 3% in the first quarter of 2026 primarily reflecting higher demand in Bayer’s marketing territories. The Company expects alliance revenue to decline for the full year of 2026 reflecting the loss of market exclusivity for Adempas in the U.S. Revenue also includes sales of Adempas and Verquvo in Merck’s marketing territories. Sales of Adempas in Merck’s marketing territories increased 15% in the first quarter of 2026 largely due to higher demand.
Infectious Diseases

	Three Months Ended March 31,			% Change Excluding Foreign Exchange
($ in millions)	2026	2025	% Change
Bridion	$472	$441	7%	7%
Prevymis	272	208	31%	26%
Dificid	34	83	(59)%	(59)%
Lagevrio	28	102	(73)%	(73)%
Global sales of Bridion (sugammadex), for the reversal of two types of neuromuscular blocking agents used during surgery, grew 7% in the first quarter of 2026, as higher demand in the U.S. was partially offset by lower demand in most international markets due to generic competition. Bridion will lose market exclusivity in the U.S. in July 2026. The Company anticipates U.S. sales of Bridion to decline thereafter, depending upon the availability of generic supply. The Company expects to discontinue U.S. sales of Bridion as market supply stabilizes, potentially into 2027.
Worldwide sales of Prevymis (letermovir), a medicine for prophylaxis (prevention) of cytomegalovirus (CMV) infection and disease in certain high risk adult and pediatric recipients of an allogenic hematopoietic stem cell transplant and for prophylaxis of CMV disease in certain high risk adult and pediatric recipients of a kidney transplant, grew 31% in the first quarter of 2026 primarily due to higher demand in the U.S. and certain European markets, reflecting in part the launch of new indications.
Worldwide sales of Dificid (fidaxomicin), a medicine for the treatment of C. difficile-associated diarrhea, declined 59% in the first quarter of 2026 due to generic competition in the U.S. Dificid lost market exclusivity in the U.S. in July 2025; accordingly, the Company is experiencing a significant decline in U.S. sales of Dificid and expects the decline to continue.
Lagevrio is an investigational oral antiviral COVID-19 medicine being developed in a collaboration with Ridgeback Biotherapeutics LP (see Note 3 to the condensed consolidated financial statements). Sales of Lagevrio decreased 73% in the first quarter of 2026 largely due to lower demand in Japan and the U.S. driven primarily by declining COVID-19 cases. The Company expects the Lagevrio sales decline to continue during 2026.
In April 2026, the FDA approved Idvynso, a once-daily, two-drug single-tablet regimen of doravirine, a non-nucleoside reverse transcriptase inhibitor, and islatravir, a next-generation nucleoside analog reverse transcriptase inhibitor, for the treatment of HIV-1 infection in adults to replace the current antiretroviral regimen in those who are virologically suppressed (HIV-1 RNA less than 50 copies per mL) on a stable antiretroviral regimen with no history of virologic treatment failure and no known substitutions associated with resistance to doravarine. Idvynso was also approved in Japan for these patients in March 2026. The approvals were based on the MK-8591A-051 and MK-8591A-052 clinical trials.
Diabetes

	Three Months Ended March 31,			% Change Excluding Foreign Exchange
($ in millions)	2026	2025	% Change
Januvia/Janumet	$574	$796	(28)%	(29)%
Worldwide combined sales of Januvia and Janumet, medicines that help lower blood sugar levels in adults with type 2 diabetes, declined 28% in the first quarter of 2026 primarily due to lower sales in the U.S. reflecting lower net pricing and ongoing volume declines due to competitive pressure. The sales decline was also attributable to lower demand in China and ongoing generic competition in most other international markets.
While the key U.S. patent for Januvia, Janumet and Janumet XR claiming the sitagliptin compound expired in January 2023, as a result of favorable court rulings and settlement agreements related to a later expiring patent directed to the specific sitagliptin salt form of the products, Januvia and Janumet will lose market exclusivity in the U.S. in May 2026 and Janumet XR will lose market exclusivity in the U.S. in July 2026, although a non-automatically substitutable form of sitagliptin that differs from the form in the Company’s sitagliptin products has been approved by the FDA. See Note 8 to the condensed consolidated financial statements for additional information related to the above-referenced patent litigation. Additionally, HHS, through the CMS, selected Januvia in 2023 for the first year of the IRA’s Program, and selected Janumet and Janumet XR in 2025 for the second year of the IRA’s Program. Pursuant to the IRA’s program, the government set a price for Januvia, which became effective on January 1 2026, and set a price for Janumet and Janumet XR, which will become effective on January 1, 2027. The Company has sued the U.S. government regarding the IRA’s Program. The Company expects a significant decline in sales of Januvia in the first half of 2026 and subsequently, following loss of market exclusivity in May 2026, the Company anticipates it will lose nearly all U.S. sales of Januvia and Janumet.
Animal Health Segment

	Three Months Ended March 31,			% Change Excluding Foreign Exchange
($ in millions)	2026	2025	% Change
Livestock	$1,064	$924	15%	8%
Companion Animal	727	664	9%	4%
	$1,791	$1,588	13%	6%
Sales of livestock products grew 15% in the first quarter of 2026 primarily due to higher demand for ruminant and poultry products, as well as higher pricing.
Sales of companion animal products grew 9% in the first quarter of 2026 primarily due to new product launches and higher pricing, partially offset by lower demand for other products in the portfolio, reflecting a reduction in veterinary visits. Sales of the Bravecto (fluralaner) line of products were $379 million in the first quarter of 2026, representing growth of 16%, or 9% excluding the effect of foreign exchange, compared with the first quarter of 2025.
In February 2026, the FDA approved Numelvi (atinvicitinib tablets), the first and only second-generation Janus kinase (JAK) inhibitor indicated for the control of pruritus associated with allergic dermatitis in dogs six months of age and older.
Costs, Expenses and Other

	Three Months Ended March 31,
($ in millions)	2026	2025	% Change
Cost of sales	$4,195	$3,419	23%
Selling, general and administrative	2,700	2,552	6%
Research and development	12,592	3,621	*
Restructuring costs	195	69	*
Other (income) expense, net	138	(35)	*
	$19,820	$9,626	*
* > 100%
Cost of Sales
Cost of sales increased 23% in the first quarter of 2026. Cost of sales includes the amortization of intangible assets recorded in connection with acquisitions, collaborations, and licensing arrangements, which totaled $931 million and $587 million in the first quarter of 2026 and 2025, respectively. Additionally, cost of sales in the first quarter of 2026 includes an $83 million impact for the recognition of fair value step-up of inventories related to the October 2025 acquisition of Verona Pharma. Also included in cost of sales are expenses associated with restructuring activities, which amounted to $237 million and $36 million in the first quarter of 2026 and 2025, respectively, primarily reflecting accelerated depreciation and asset impairment charges related to manufacturing facilities to be fully or partially closed or divested, as well as contractual termination costs. Separation costs associated with manufacturing-related headcount reductions have been incurred and are reflected in Restructuring costs as discussed below.
Gross margin was 74.2% in the first quarter of 2026 compared with 78.0% in the first quarter of 2025. The gross margin decline was primarily due to higher amortization of intangible assets, higher restructuring costs, the recognition of fair value step-up of inventories related to the October 2025 acquisition of Verona Pharma, and the unfavorable effect of foreign exchange, partially offset by the favorable effect of product mix.
Selling, General and Administrative
Selling, general and administrative (SG&A) expenses increased 6% in the first quarter of 2026 primarily due to higher administrative costs and the unfavorable impact of foreign exchange.

Research and Development
Research and development (R&D) expenses increased to $12.6 billion in the first quarter of 2026 from $3.6 billion in the first quarter of 2025 primarily due to a $9.0 billion charge for the acquisition of Cidara, increased clinical development spending, the unfavorable effect of foreign exchange, and restructuring costs, partially offset by a $200 million reduction in R&D expenses as part of the funding agreement with Blackstone Life Sciences (Blackstone) and a $100 million charge in the first quarter of 2025 for the achievement of a developmental milestone related to the 2024 EyeBiotech Limited (EyeBio) acquisition. See Note 2 to the condensed consolidated financial statements for more information on the acquisition of Cidara and the Blackstone funding agreement.
R&D expenses consist of the costs directly incurred by Merck Research Laboratories (MRL), the Company’s research and development division that focuses on human health-related activities, which were $2.5 billion the first quarter of 2026 (inclusive of a $200 million benefit from the Blackstone funding agreement noted above) and $2.5 billion for the first quarter of 2025. Also included in R&D expenses are Animal Health research costs, upfront and milestone payments for collaboration and licensing agreements (including the charge for the EyeBio developmental milestone noted above), charges for transactions accounted for as asset acquisitions (including the charge for the acquisition of Cidara noted above), and costs incurred by other divisions in support of R&D activities, including depreciation, production, and general and administrative, which in the aggregate were $10.0 billion and $1.1 billion for the first quarter of 2026 and 2025, respectively. R&D expenses also include restructuring costs of $34 million in the first quarter of 2026 primarily associated with contractual termination costs.
Restructuring Costs
In July 2025, the Company approved a restructuring program (2025 Restructuring Program) designed to position the Company for its next chapter of growth and to successfully advance its pipeline and launch new products across multiple therapeutic areas. As part of this program, the Company expects to eliminate certain positions in sales and administrative organizations, as well as research and development. The Company will, however, continue to hire employees into new roles across all strategic growth areas of the business. In addition, the Company will reduce its global real estate footprint and continue to optimize its manufacturing network, aligning the geography of its global manufacturing footprint to its customers and reflecting changes in the Company’s business. Most actions contemplated under the 2025 Restructuring Program are expected to be largely completed by the end of 2027, with the exception of certain manufacturing actions, which are expected to be substantially completed by the end of 2029. The cumulative pretax costs to be incurred by the Company to implement the program are estimated to be approximately $3.0 billion, of which approximately 60% will be cash, relating primarily to employee separation expense and contractual termination costs. The remainder of the costs will be non-cash, relating primarily to the accelerated depreciation of facilities. The Company expects the actions under the 2025 Restructuring Program to result in annual cost savings of approximately $1.7 billion, which will be substantially realized by the end of 2027. The 2025 Restructuring Program is part of the Company’s multiyear optimization initiative anticipated to achieve $3.0 billion in annual cost savings by the end of 2027, which will be fully reinvested into strategic growth areas of the business.
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
Restructuring costs of $195 million and $69 million for the first quarter of 2026 and 2025, respectively, primarily include separation and other costs associated with these restructuring activities. Separation costs incurred were associated with actual headcount reductions, as well as estimated expenses under existing severance programs for involuntary headcount reductions that were probable and could be reasonably estimated. Other expenses in Restructuring costs include facility shut-down and other related costs, as well as employee-related costs such as curtailment, settlement, and termination charges associated with pension and other postretirement benefit plans and share-based compensation plan costs. For segment reporting, restructuring costs are unallocated expenses.
Additional costs associated with the Company’s restructuring activities are included in Cost of sales, Selling, general and administrative expenses and Research and development costs. The Company recorded aggregate pretax costs of $466 million and $105 million in the first quarter of 2026 and 2025, respectively, related to restructuring program activities. See Note 4 to the condensed consolidated financial statements for additional details.
Other (Income) Expense, Net
Other (income) expense, net, was $138 million of expense in the first quarter of 2026 compared with $35 million of income in the first quarter of 2025. The unfavorable quarter-over-quarter change was primarily due to higher net interest expense, partially offset by higher net income from investments in equity securities (primarily due to the Company’s investment in Sichuan Kelun-Biotech Biopharmaceutical Co., Ltd.).

For details on the components of Other (income) expense, net see Note 11 to the condensed consolidated financial statements.

Segment Profits
	Three Months Ended March 31,
($ in millions)	2026	2025
Pharmaceutical segment profits	$11,519	$10,712
Animal Health segment profits	722	634
Non-segment activity	(15,775)	(5,443)
(Loss) Income Before Taxes	$(3,534)	$5,903
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
Taxes on Income
The income tax provision of $709 million for the first quarter of 2026 on a pretax loss of $3.5 billion, resulted in an effective income tax rate of (20.1)%. The first quarter 2026 effective income tax rate reflects a 33.1 percentage point unfavorable impact of the charge for the acquisition of Cidara, which had no tax benefit, partially offset by the favorable impacts of jurisdictional mix of income and expense. The effective income tax rate of 13.9% for the first quarter of 2025 reflects the favorable impacts of jurisdictional mix of income and expense, as well as certain discrete items.
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
Non-GAAP (loss) income and non-GAAP EPS are important internal measures for the Company. Senior management receives a monthly analysis of operating results that includes a non-GAAP EPS metric. Management uses non-GAAP measures internally for planning and forecasting purposes and to measure the performance of the Company along with other metrics. In addition, annual employee compensation, including senior management’s compensation, is derived in part using a non-GAAP pretax income metric. Since non-GAAP (loss) income and non-GAAP EPS are not measures determined in accordance with GAAP, they have no standardized meaning prescribed by GAAP and, therefore, may not be comparable to the calculation of similar measures of other companies. The information on non-GAAP (loss) income and non-GAAP EPS should be considered in addition to, but not as a substitute for or superior to, net (loss) income and EPS prepared in accordance with generally accepted accounting principles in the U.S. (GAAP).

A reconciliation between GAAP financial measures and non-GAAP financial measures is as follows:

	Three Months Ended March 31,
($ in millions except per share amounts)	2026	2025
(Loss) income before taxes as reported under GAAP	$(3,534)	$5,903
Increase (decrease) for excluded items:
Acquisition- and divestiture-related costs	1,046	647
Restructuring costs	466	105
Income from investments in equity securities, net	(180)	(107)
Non-GAAP (loss) income before taxes	(2,202)	6,548
Income tax provision as reported under GAAP	709	818
Estimated tax benefit on excluded items (1)	248	113
Non-GAAP income tax provision	957	931
Non-GAAP net (loss) income	(3,159)	5,617
Less: Net (loss) income attributable to noncontrolling interests as reported under GAAP	(3)	6
Non-GAAP net (loss) income attributable to Merck & Co., Inc.	$(3,156)	$5,611
EPS assuming dilution as reported under GAAP (2)(3)	$(1.72)	$2.01
EPS difference	0.44	0.21
Non-GAAP EPS assuming dilution (2)(3)	$(1.28)	$2.22
(1)    The estimated tax impact on the excluded items is determined by applying the statutory rate of the originating territory of the non-GAAP adjustments.
(2)    GAAP and non-GAAP EPS were negatively affected in the first quarter of 2026 by a charge of $3.62 per share for a transaction accounted for as an asset acquisition. See “Business Development Transactions” above for additional information.
(3)    The Company recorded a net loss on both a GAAP and non-GAAP basis for the first quarter of 2026; therefore, no potential dilutive common shares were used in the computations of loss per common share assuming dilution because the effects would have been antidilutive.
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
Certain Other Items
Non-GAAP (loss) income and non-GAAP EPS exclude certain other items. These items are adjusted for after evaluating them on an individual basis, considering their quantitative and qualitative aspects. Typically, these items are unusual in nature, significant to the results of a particular period or not indicative of future operating results. There were no such items in either the first quarter of 2026 or 2025.
Research and Development Update
The Company currently has several candidates under regulatory review in the U.S. and internationally.
MK-1654, Enflonsia, a prophylactic long-acting monoclonal antibody designed to protect infants from RSV disease during their first RSV season, is under review in Japan. The application is based on results from the Phase 2b/3 CLEVER trial and the Phase 3 SMART trial.
MK-2400, ifinatamab deruxtecan (I-DXd), an investigational, potential first-in-class B7-H3 directed DXd antibody drug conjugate (ADC), is under priority review in the U.S. for the treatment of adult patients with previously treated extensive-stage small cell lung cancer who experienced disease progression on or after platinum-based chemotherapy. The FDA set a Prescription Drug User Fee Act (PDUFA) target action date of October 10, 2026. The biologics license application (BLA) is based on results from the Phase 2 IDeate-Lung01 trial. I-DXd is being developed as part of a collaboration with Daiichi Sankyo.
MK-0616, enlicitide decanoate, an investigational once-daily oral proprotein convertase subtilisin/kexin type 9 (PCSK9) inhibitor, is under review in the EU for the treatment of adults with primary hypercholesterolemia or mixed dyslipidemia. The application is based on the Phase 3 CORALreef Lipids, CORALreef HeFH, and CORALreef AddOn studies. Enlicitide decanoate is in Phase 3 development in the U.S. In December 2025, the FDA selected enlicitide decanoate for the Commissioner’s National Priority Voucher (CNPV) pilot program, which offers the ability to seek expedited approval for a drug or biologic application or efficacy supplement. Pilot program eligibility requires alignment with one or more critical national health priorities, which include addressing a health crisis in the U.S., bringing innovative therapies to the American people, addressing a large unmet medical need, promoting domestic manufacturing, and increasing affordability. The pilot program is intended to enable enhanced communications with the FDA and action on an application within one to two months. The CNPV process for enlicitide decanoate is progressing.
MK-3475, Keytruda, is an anti-PD-1 therapy available for intravenous administration. MK-3475A, Keytruda Qlex, combines pembrolizumab with berahyaluronidase alfa to enhance dispersion and permeability to enable subcutaneous administration. Keytruda and Keytruda Qlex each are approved for the treatment of many cancers and continue to be studied in additional Phase 3 trials.
Keytruda is under review in Japan in combination with chemotherapy with or without bevacizumab for the treatment of certain patients with platinum-resistant recurrent ovarian cancer. The application is based on data from the Phase 3 KEYNOTE-B96 trial.
Keytruda also is under review in the EU and Japan in combination with Padcev (enfortumab vedotin) as neoadjuvant treatment, then continued after radical cystectomy as adjuvant treatment, for patients with muscle invasive bladder cancer (MIBC) who are ineligible for cisplatin-based chemotherapy. The application is based on data from the Phase 3 KEYNOTE-905 trial conducted in collaboration with Pfizer Inc. (Pfizer) and Astellas.
Keytruda and Keytruda Qlex are under priority review by the FDA in combination with Padcev as neoadjuvant treatment, then continued after radical cystectomy as adjuvant treatment, for patients with MIBC who are eligible for cisplatin-based chemotherapy. The FDA set a PDUFA date of August 17, 2026. The supplemental BLAs are based on data from the Phase 3 KEYNOTE-B15 trial conducted in collaboration with Pfizer and Astellas.
Keytruda and Keytruda Qlex also are under review by the FDA in combination with Gilead Sciences Inc.’s (Gilead) Trodelvy (sacituzumab govitecan) for the first-line treatment of certain patients with unresectable locally advanced or metastatic TNBC whose tumors express PD‑L1. The FDA set PDUFA dates in the second half of 2026 for these applications. The supplemental BLAs are based on data from the Phase 3 KEYNOTE-D19 trial conducted in collaboration with Gilead.
MK-6482, Welireg, Merck’s first-in-class oral hypoxia-inducible factor-2 alpha (HIF-2α) inhibitor, in combination with Keytruda or Keytruda Qlex is under priority review by the FDA for the adjuvant treatment of certain patients with clear cell RCC following nephrectomy. The FDA set a PDUFA date of June 19, 2026. The supplemental applications for Welireg, Keytruda and Keytruda Qlex are based on data from the Phase 3 LITESPARK-022 trial.
Welireg, in combination with MK-7902, Lenvima, an orally available multiple receptor TKI, is under review in the U.S. and Japan for the treatment of certain previously treated patients with advanced RCC. In the U.S., the FDA set a PDUFA date of October 4, 2026. The supplemental applications for Welireg and Lenvima are based on data from the Phase 3 LITESPARK-011 trial. Lenvima is being developed as part of a collaboration with Eisai Co., Ltd.
MK-7962, Winrevair, an activin signaling inhibitor for the treatment of adults with PAH (WHO Group 1 pulmonary hypertension), is under review by the FDA in connection with a proposed update to the U.S. product label based on the results of the Phase 3 HYPERION trial. The FDA set a PDUFA date of September 21, 2026. Additionally, in March 2026, the Company announced the presentation of positive data from the Phase 2, proof-of-concept CADENCE trial of Winrevair; the Company intends to proceed with Phase 3 development of Winrevair for the treatment of combined post- and precapillary pulmonary hypertension due to heart failure with preserved ejection fraction.
A pre-specified interim analysis of the Phase 3 LITESPARK-012 study found that, compared to Keytruda plus Lenvima, the triplet combination regimen of Keytruda plus Lenvima plus Welireg, as well as the combination regimen of MK-1308A (an investigational fixed dose coformulation of Keytruda and the anti-CTLA-4 antibody quanvonlimab) plus Lenvima, did not show a statistically significant improvement in the dual primary endpoints of progression-free survival and overall survival in patients with advanced clear cell RCC. Separately, the Company has decided to end the MK-1308A clinical development program and will prioritize the development of other candidates in its comprehensive and diversified oncology pipeline. This decision is not based on any concerns about the safety of that fixed-dose coformulation.
In the Phase 3 KEYNOTE-975 study, compared to placebo plus definitive chemoradiotherapy (dCRT), Keytruda plus dCRT did not show a statistically significant improvement in the primary endpoint of event-free survival (EFS) in certain patients with locally advanced unresectable esophageal carcinoma. Also, a pre-specified interim analysis of the Phase 3 KEYNOTE-866 study found that, compared to perioperative placebo plus neoadjuvant chemotherapy, perioperative Keytruda plus neoadjuvant chemotherapy did not show a statistically significant improvement in the primary endpoint of EFS in patients with cisplatin-eligible MIBC who underwent radical cystectomy and pelvic lymph node dissection.

The chart below reflects the Company’s research pipeline as of April 30, 2026. Candidates shown in Phase 3 include the date such candidate entered into Phase 3 development. Candidates shown in Phase 2 include the most advanced compound with a specific mechanism or, if listed compounds have the same mechanism, they are each currently intended for commercialization in a given therapeutic area. Small molecules and biologics generally are given MK-number designations and vaccine candidates generally are given V-number designations. Except as otherwise noted, candidates in Phase 1, additional indications in the same therapeutic area (other than with respect to cancer, immunology and certain other indications) and additional claims, line extensions or formulations for in-line products are not shown.

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
Solid Tumors

Cancer
MK-2870 (sacituzumab tirumotecan)(1)
Biliary
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
Bladder
Renal Cell
Chronic Obstructive Pulmonary Diseases
MK-5884A (ensifentrine+glycopyrrolate)
HIV-1 Infection
MK-8591B (islatravir+ulonivirine)
Immunology
MK-7240 (tulisokibart)
Axial Spondyloarthritis
Hidradenitis Suppurativa
Psoriatic Arthritis
Rheumatoid Arthritis
Systemic Sclerosis
MK-8690
Ulcerative Colitis
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
Small Cell Lung (EU) (July 2024)
MK-2870 (sacituzumab tirumotecan)(1)
Bladder (April 2026)
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
MK-8527 (July 2025)
Hypercholesterolemia
MK-0616 (enlicitide decanoate) (U.S.) (August 2023)
Immunology
MK-7240 (tulisokibart)
Crohn’s Disease (June 2024)
Ulcerative Colitis (October 2023)
Influenza
MK-1406 (September 2025)
Neovascular Age-Related Macular Degeneration
MK-8748(5)

New Molecular Entities
Previously Treated Extensive-Stage Small Cell Lung Cancer
MK-2400 (ifinatamab deruxtecan) (U.S.)(1)

Primary Hypercholesterolemia or Mixed Dyslipidemia
MK-0616 (enlicitide decanoate) (EU)

Respiratory Syncytial Virus
MK-1654 Enflonsia (JPN)

Certain Supplemental Filings
Cancer
MK-3475 Keytruda
• Platinum-Resistant Recurrent Ovarian Cancer
(KEYNOTE-B96) (JPN)
• Cisplatin-Ineligible Muscle Invasive Bladder Cancer
(KEYNOTE-905) (EU) (JPN)
• Cisplatin-Eligible Muscle Invasive Bladder Cancer
(KEYNOTE-B15) (U.S.)
• First-Line Unresectable Locally Advanced or Metastatic Triple Negative Breast Cancer
(KEYNOTE-D19) (U.S.)

MK-3475A Keytruda Qlex
• Cisplatin-Eligible Muscle Invasive Bladder Cancer
(KEYNOTE-B15) (U.S.)
• First-Line Unresectable Locally Advanced or Metastatic Triple Negative Breast Cancer
(KEYNOTE-D19) (U.S.)

MK-6482 Welireg
• Clear Cell Renal Cell Carcinoma Following Nephrectomy
(LITESPARK-022) (U.S.)(6)
• Previously Treated Advanced Renal Cell Carcinoma
(LITESPARK-011) (U.S.) (JPN)(1)

Pulmonary Arterial Hypertension
MK-7962 Winrevair (HYPERION) (U.S.)

Footnotes:
(1) Being developed in a collaboration.
(2) Available in the U.S. under Emergency Use Authorization.
(3) Program is in Phase 2/3 studies, the first of which commenced in August 2024.
(4) On FDA partial clinical hold for higher doses of islatravir than those used in current clinical trials.
(5) Program is in Phase 2/3 studies, the first of which commenced in March 2026.
(6) Under review for combination use with Keytruda or Keytruda Qlex.

Analysis of Liquidity and Capital Resources

($ in millions)	March 31, 2026	December 31, 2025
Cash and investments	$6,807	$15,521
Working capital	8,070	15,189
Total debt to total liabilities and equity	38.2%	36.0%
Cash provided by operating activities was $3.9 billion in the first three months of 2026 compared with $2.5 billion in the first three months of 2025. Cash provided by operating activities continues to be the Company’s primary source of funds to finance operating needs, with excess cash serving as the primary source of funds to finance business development transactions, capital expenditures, dividends paid to shareholders and treasury stock purchases. Larger business development transactions may be funded with a combination of cash from operating activities and debt.
Cash used in investing activities was $10.2 billion in the first three months of 2026 compared with $1.5 billion in the first three months of 2025. The higher use of cash in investing activities was primarily due to the acquisition of Cidara and no proceeds from sales of securities and other investments, partially offset by lower capital expenditures (driven in part by the acquisition of a facility from WuXi Vaccines in 2025) and lower purchases of securities and other investments.
Cash used in financing activities was $3.0 billion in the first three months of 2026 compared with $5.8 billion in the first three months of 2025. The lower use of cash in financing activities was primarily due to lower payments on long-term debt, an increase in short-term borrowings, lower purchases of treasury stock and higher proceeds from the exercise of stock options, partially offset by higher dividends paid to shareholders.
In January 2026 and February 2026, the Company’s $135 million, 6.30% debentures, and its $1.0 billion, 0.75% notes, respectively, matured in accordance with their terms and were repaid. In February 2025, the Company’s $2.5 billion, 2.75% notes matured in accordance with their terms and were repaid.

In April 2026, Merck entered into a delayed draw term loan credit agreement (Credit Agreement) pursuant to which the lenders have committed (subject to satisfaction of certain conditions set forth in the Credit Agreement) to provide Merck with financing under a 364-day term loan facility in an aggregate amount not to exceed $6.0 billion. Borrowings under the Credit Agreement will bear interest at an annual rate of the SOFR rate plus 0.50% from the date loans are borrowed (Funding Date) to the date that is 180 days from the Funding Date, and then the SOFR rate plus 0.75% thereafter. The Company has given required notice to the lenders of its intention to draw down the $6.0 billion of funds under the facility, which will be used to fund a portion of the approximately $6.7 billion cash consideration for the acquisition of Terns. The Company intends to use the proceeds from a long-term debt financing to repay borrowings under the Credit Agreement.
Dividends paid to stockholders were $2.1 billion in both the first three months of 2026 and 2025. In November 2025, Merck’s Board of Directors declared a quarterly dividend of $0.85 per share on the Company’s outstanding common stock for the first quarter of 2026 that was paid in January 2026. In January 2026, Merck’s Board of Directors declared a quarterly dividend of $0.85 per share on the Company’s outstanding common stock for the second quarter of 2026 that was paid in April 2026.
In January 2025, Merck’s Board of Directors authorized purchases of up to $10 billion of Merck’s common stock for its treasury. The treasury stock purchase authorization has no time limit and will be made over time in open-market transactions, block transactions on or off an exchange, or in privately negotiated transactions. During the first three months of 2026, the Company purchased $874 million (8 million shares) of its common stock for its treasury under this program. The Company expects to repurchase approximately $3.0 billion of treasury shares under this program during 2026. As of March 31, 2026, the Company’s remaining share repurchase authorization was $6.4 billion.
The Company has a $6.0 billion credit facility that matures in May 2030. The facility provides backup liquidity for the Company’s commercial paper borrowing facility and is to be used for general corporate purposes. The Company has not drawn funding from this facility.
Critical Accounting Estimates
The Company’s significant accounting policies, which include management’s best estimates and judgments, are included in Note 2 to the consolidated financial statements for the year ended December 31, 2025 included in Merck’s Form 10‑K filed on February 24, 2026. A discussion of accounting estimates considered critical because of the potential for a significant impact on the financial statements due to the inherent uncertainty in such estimates is included in the Critical Accounting Estimates section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Merck’s Form 10-K. There have been no significant changes in the Company’s critical accounting estimates since December 31, 2025.
Recently Issued Accounting Standards
For a discussion of recently issued accounting standards, see Note 1 to the condensed consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
There have been no material changes in market risk exposures that affect the disclosures presented in “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” in the Company’s 2025 Form 10-K filed on February 24, 2026.
Item 4. Controls and Procedures
Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures over financial reporting. Based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2026, the Company’s disclosure controls and procedures are effective. For the first quarter of 2026, there were no changes in internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
The Company does not assume the obligation to update any forward-looking statement. One should carefully evaluate such statements in light of factors, including risk factors, described in the Company’s filings with the Securities and

Exchange Commission, especially on Forms 10-K, 10-Q and 8-K. In Item 1A. “Risk Factors” of the Company’s Annual Report on Form 10‑K for the year ended December 31, 2025, filed on February 24, 2026, the Company discusses in more detail various important risk factors that could cause actual results to differ from expected or historic results. The Company notes these factors for investors as permitted by the Private Securities Litigation Reform Act of 1995. One should understand that it is not possible to predict or identify all such factors. Consequently, the reader should not consider any such list to be a complete statement of all potential risks or uncertainties.
PART II - Other Information
Item 1. Legal Proceedings
The information called for by this Item is incorporated herein by reference to Note 8 included in Part I, Item 1, Financial Statements (unaudited) — Notes to Condensed Consolidated Financial Statements.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer purchases of equity securities for the three months ended March 31, 2026 were as follows:
ISSUER PURCHASES OF EQUITY SECURITIES

				($ in millions)
Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
January 1 - January 31	3,283,324	$108.62	3,283,324	$6,964
February 1 - February 28	2,254,286	$119.10	2,254,286	$6,696
March 1 - March 31	2,121,980	$117.17	2,121,980	$6,447
Total	7,659,590	$114.07	7,659,590
(1) Shares purchased during the period were made as part of a plan approved by the Board of Directors in January 2025 to purchase up to $10 billion of Merck’s common stock for its treasury.
Item 5. Other Information
Insider Trading Arrangements
During the three months ended March 31, 2026, none of the Company’s directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each item is defined in Item 408 of Regulation S-K.

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

MERCK & CO., INC.

Date: May 4, 2026	/s/ Jennifer Zachary
JENNIFER ZACHARY
Executive Vice President and General Counsel

Date: May 4, 2026	/s/ Dalton Smart
DALTON SMART
Senior Vice President Finance - Global Controller