Form 10-Q
period 2026-06-30
Merck & Co., Inc.
filed 2026-08-07
CIK 310158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
The number of shares of common stock outstanding as of the close of business on July 31, 2026: 2,467,171,638

Part I - Financial Information
Item 1. Financial Statements
MERCK & CO., INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited, $ in millions except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Sales	$16,607	$15,806	$32,893	$31,335
Costs, Expenses and Other
Cost of sales	4,395	3,557	8,590	6,976
Selling, general and administrative	2,904	2,649	5,604	5,202
Research and development	9,741	4,048	22,333	7,669
Restructuring costs	151	560	346	629
Other (income) expense, net	99	(7)	237	(43)
	17,290	10,807	37,110	20,433
(Loss) Income Before Taxes	(683)	4,999	(4,217)	10,902
Income Tax Provision	654	571	1,363	1,388
Net (Loss) Income	(1,337)	4,428	(5,580)	9,514
Less: Net (Loss) Income Attributable to Noncontrolling Interests	(2)	1	(5)	8
Net (Loss) Income Attributable to Merck & Co., Inc.	$(1,335)	$4,427	$(5,575)	$9,506
Basic (Loss) Earnings per Common Share Attributable to Merck & Co., Inc. Common Shareholders	$(0.54)	$1.76	$(2.26)	$3.78
(Loss) Earnings per Common Share Assuming Dilution Attributable to Merck & Co., Inc. Common Shareholders	$(0.54)	$1.76	$(2.26)	$3.77

MERCK & CO., INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE (LOSS) INCOME
(Unaudited, $ in millions)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net (Loss) Income Attributable to Merck & Co., Inc.	$(1,335)	$4,427	$(5,575)	$9,506
Other Comprehensive Income (Loss) Net of Taxes:
Net unrealized gain (loss) on derivatives, net of reclassifications	75	(410)	291	(627)
Benefit plan net gain (loss) and prior service credit (cost), net of amortization	8	(8)	13	(26)
Cumulative translation adjustment	35	(38)	41	177
	118	(456)	345	(476)
Comprehensive (Loss) Income Attributable to Merck & Co., Inc.	$(1,217)	$3,971	$(5,230)	$9,030
 The accompanying notes are an integral part of these condensed consolidated financial statements.

MERCK & CO., INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited, $ in millions except per share amounts)

	June 30, 2026	December 31, 2025
Assets
Current Assets
Cash and cash equivalents	$6,849	$14,565
Short-term investments	292	—
Accounts receivable (net of allowance for doubtful accounts of $108 in 2026 and $97 in 2025)	12,564	11,775
Inventories (excludes inventories of $6,381 in 2026 and $5,681 in 2025 classified in Other assets - see Note 6)	6,207	6,658
Other current assets	10,767	10,518
Total current assets	36,679	43,516
Investments	1,222	956
Property, Plant and Equipment, at cost, net of accumulated depreciation of $22,729 in 2026 and $21,914 in 2025	25,737	25,316
Goodwill	21,582	21,579
Other Intangibles, Net	24,978	26,681
Other Assets	19,604	18,818
	$129,802	$136,866
Liabilities and Equity
Current Liabilities
Loans payable and current portion of long-term debt	$2,825	$2,589
Trade accounts payable	3,827	4,404
Accrued and other current liabilities	14,725	14,468
Income taxes payable	4,224	4,726
Dividends payable	2,130	2,140
Total current liabilities	27,731	28,327
Long-Term Debt	51,081	46,750
Deferred Income Taxes	1,433	1,439
Other Noncurrent Liabilities	7,573	7,688
Merck & Co., Inc. Stockholders’ Equity
Common stock, $0.50 par value Authorized - 6,500,000,000 shares Issued - 3,577,103,522 shares in 2026 and 2025	1,788	1,788
Other paid-in capital	44,950	45,029
Retained earnings	63,269	73,075
Accumulated other comprehensive loss	(3,942)	(4,287)
	106,065	115,605
Less treasury stock, at cost: 1,108,460,187 shares in 2026 and 1,102,476,756 shares in 2025	64,132	62,999
Total Merck & Co., Inc. stockholders’ equity	41,933	52,606
Noncontrolling Interests	51	56
Total equity	41,984	52,662
	$129,802	$136,866
The accompanying notes are an integral part of this condensed consolidated financial statement.

MERCK & CO., INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited, $ in millions)

	Six Months Ended June 30,
	2026	2025
Cash Flows from Operating Activities
Net (loss) income	$(5,580)	$9,514
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Amortization	1,915	1,198
Depreciation	1,180	1,020
Income from investments in equity securities, net	(411)	(189)
Charges for research and development asset acquisitions	13,811	—
Deferred income taxes	(859)	(634)
Share-based compensation	483	411
Other	(61)	444
Net changes in assets and liabilities	(1,190)	(5,971)
Net Cash Provided by Operating Activities	9,288	5,793
Cash Flows from Investing Activities
Capital expenditures	(1,884)	(2,092)
Purchases of securities and other investments	(522)	(1,207)
Proceeds from sales of securities and other investments	1,303	1,057
Acquisition of Cidara Therapeutics, Inc., net of cash acquired	(8,779)	—
Acquisition of Terns Pharmaceuticals, Inc., net of cash acquired	(5,842)	—
Other	(88)	(15)
Net Cash Used in Investing Activities	(15,812)	(2,257)
Cash Flows from Financing Activities
Proceeds from term loan	6,000	—
Payments on term loan	(6,000)	—
Proceeds from issuance of debt	5,956	—
Payments on debt	(1,145)	(2,500)
Dividends paid to stockholders	(4,249)	(4,127)
Purchases of treasury stock	(1,631)	(2,509)
Proceeds from exercise of stock options	200	31
Other	(350)	(206)
Net Cash Used in Financing Activities	(1,219)	(9,311)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	(56)	530
Net Decrease in Cash, Cash Equivalents and Restricted Cash	(7,799)	(5,245)
Cash, Cash Equivalents and Restricted Cash at Beginning of Year (includes restricted cash of $125 and $76 at January 1, 2026 and 2025, respectively, included in Other current assets)	14,690	13,318
Cash, Cash Equivalents and Restricted Cash at End of Period (includes restricted cash of $42 and $66 at June 30, 2026 and 2025, respectively, included in Other current assets)	$6,891	$8,073
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
In December 2025, the FASB issued guidance that includes requirements for the recognition of government grants in a company’s financial statements as well as disclosure requirements, including the nature of the government grant received, the accounting policies used to account for the grant, and significant terms and conditions of the grant. The guidance is effective for 2029 interim and annual reporting on a modified prospective, modified retrospective or retrospective approach. Early adoption is permitted as of the beginning of an annual reporting period. The Company is currently evaluating the impact of adoption on its consolidated financial statements.
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
2026 Transactions
In July 2026, Merck acquired TARGAN, a privately held company developing and commercializing biodevice solutions to improve performance outcomes for the poultry industry, for approximately $650 million. The acquisition is expected to broaden Merck Animal Health’s portfolio in commercial poultry operations with WingScan, an automated solution that uses vision technology for gender identification. This acquisition also brings the capability for a high-speed precision ocular spray technology, which administers respiratory and coccidiosis vaccines, among others, to day-old chicks. In addition, TARGAN has the potential to develop additional biodevices within poultry and other livestock species. Merck recorded an unrealized gain of $71 million to Other (income) expense, net in the second quarter and first six months of 2026 related to an existing investment that Merck held in TARGAN. The Company expects to account for the transaction as a business combination. There are no future contingent payments associated with the acquisition.
In June 2026, the U.S. Food and Drug Administration (FDA) approved Welireg (belzutifan) in combination with Keytruda (pembrolizumab) or Keytruda Qlex (pembrolizumab and berahyaluronidase alfa) for the adjuvant treatment of certain adult patients with clear cell renal cell carcinoma following nephrectomy. The approval of this combination therapy triggered a $50 million regulatory milestone payment to former Peloton Therapeutics, Inc. (Peloton) shareholders, which was made in July 2026. Additionally, following FDA approval, the Company determined that it was probable that sales of Welireg in the future would trigger a $100 million sales-based milestone payment from Merck to former Peloton shareholders. Accordingly, in the second quarter of 2026, Merck recorded a $100 million non-current liability for the potential future sales-based milestone payment. In addition, Merck recorded a $192 million increase to the intangible asset related to Welireg (included in Other Intangibles, Net) associated with these milestones. The intangible asset is being amortized over its estimated useful life through August 2031. Merck also recorded $65 million of cumulative amortization catch-up expense to Cost of sales in the second quarter and first six months of 2026 related to the recognition of the sales-based milestone. Former Peloton shareholders remain eligible to receive up to $900 million of sales-based milestones.
In May 2026, Merck acquired Terns Pharmaceuticals, Inc. (Terns), a clinical-stage oncology company, for $6.8 billion (including $606 million of payments to settle share-based equity awards of which $433 million related to unvested equity awards). Through this acquisition, Merck acquired Terns’ lead candidate, MK-4208 (formerly TERN-701), a novel investigational

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
oral allosteric BCR::ABL1 tyrosine kinase inhibitor (TKI) currently being evaluated in a Phase 1/2 trial for patients with Philadelphia chromosome-positive, chronic phase chronic myeloid leukemia previously treated with at least one prior TKI and who experienced treatment failure, suboptimal response or treatment intolerance. The transaction was accounted for as an asset acquisition because MK-4208 accounted for substantially all of the fair value of the gross assets acquired (excluding cash and deferred income taxes). Merck recorded a charge of $5.7 billion to Research and development expenses (which primarily represented acquired in-process research and development [IPR&D] with no alternative future use) in the second quarter and first six months of 2026, as well as net assets of $1.1 billion, including cash of $505 million, investments of $487 million, deferred tax assets of $190 million, and other net liabilities of $105 million. There are no future contingent payments associated with the acquisition.
In January 2026, Merck acquired Cidara Therapeutics, Inc. (Cidara), a biotechnology company developing drug-Fc conjugate (DFC) therapeutics, for $9.2 billion (including $570 million of payments to settle share-based equity awards of which $406 million related to unvested equity awards). Cidara’s lead DFC candidate, MK-1406 (formerly CD388), is a long-acting antiviral designed to prevent seasonal and pandemic influenza. MK-1406 is currently being evaluated in a Phase 3 trial among adult and adolescent participants who are at higher risk of developing complications from influenza. The transaction was accounted for as an asset acquisition because MK-1406 accounted for substantially all of the fair value of the gross assets acquired (excluding cash and deferred income taxes). Merck recorded a charge of $9.0 billion to Research and development expenses (which primarily represented acquired IPR&D with no alternative future use) in the first six months of 2026, as well as net assets of $332 million. Under a previous license agreement between Cidara and J&J Innovative Medicine (a Johnson & Johnson company, previously Janssen Pharmaceuticals, Inc.), which was assumed by Merck, J&J Innovative Medicine is eligible to receive up to $105 million in regulatory milestones and up to $455 million in sales-based milestones related to MK-1406.
2025 Transactions
In October 2025, Merck and Blackstone Life Sciences (Blackstone) entered into a funding arrangement under which Blackstone will pay Merck $700 million in the fourth quarter of 2026 (which is non-refundable, subject to the termination provisions of the agreement) to fund a portion of the Company’s development costs for MK-2870, sacituzumab tirumotecan (sac-TMT), expected to be incurred throughout 2026. Under the terms of the agreement, Merck recognized $200 million and $400 million of funding in the second quarter and first six months of 2026, respectively, as a reduction to Research and development expenses, as well as a corresponding $400 million receivable from Blackstone, which is included in Other current assets. Upon receipt of regulatory approval for an indication in the U.S. for first-line triple-negative-breast cancer (TroFuse-011 trial), Blackstone will be eligible to receive low-to-mid single-digit royalties on net sales of sac-TMT subsequent to such approval across all approved indications in Merck’s marketing territories. Sac-TMT is an investigational trophoblast cell-surface antigen 2 (TROP2)-directed antibody drug conjugate (ADC) being developed as part of an exclusive license and collaboration agreement with Sichuan Kelun-Biotech Biopharmaceutical Co., Ltd. (Kelun-Biotech) that is currently in clinical development for the treatment of a variety of cancers. The agreement between Merck and Kelun-Biotech with respect to sac-TMT is unchanged by the agreement with Blackstone. Merck retained decision-making authority and control over the development, manufacturing, and commercial activities relating to sac-TMT provided for in the agreement with Kelun-Biotech, and Blackstone did not receive any rights to sac-TMT.
In May 2025, Merck and Jiangsu Hengrui Pharmaceuticals Co., Ltd. (Hengrui Pharma) closed an exclusive license agreement for MK-7262 (HRS-5346), an investigational oral small molecule Lipoprotein(a) inhibitor. Under the agreement, Hengrui Pharma granted Merck exclusive rights to develop, manufacture and commercialize MK-7262 (HRS-5346) worldwide, excluding the Greater China region. The agreement provided for an upfront payment of $200 million, which was recorded as a charge to Research and development expenses in the second quarter and first six months of 2025. Hengrui Pharma is also eligible to receive future contingent developmental milestone payments of up to $92.5 million, regulatory milestone payments of up to $177.5 million and sales-based milestone payments of up to $1.5 billion, as well as tiered royalties ranging from a mid-single-digit rate to a low-double-digit rate on future net sales of MK-7262 (HRS-5346), if approved.
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
AstraZeneca PLC
In 2017, Merck and AstraZeneca PLC (AstraZeneca) entered into a global strategic oncology collaboration to co-develop and co-commercialize AstraZeneca’s Lynparza (olaparib) for multiple cancer types. Independently, Merck and AstraZeneca are developing and commercializing Lynparza in combinations with their respective PD-1 and PD-L1 medicines,

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
Keytruda and Imfinzi. Under the terms of the agreement, AstraZeneca and Merck share the development and commercialization costs for Lynparza monotherapy and non-PD-1/PD-L1 combination therapy opportunities.
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
The initial collaboration agreement also included the joint development and commercialization of AstraZeneca’s Koselugo (selumetinib) for multiple indications, with revenues, costs and profits being accounted for similar to Lynparza. In August 2025, Merck and AstraZeneca amended the terms of the original collaboration agreement, which resulted in the discontinuation of the revenue and cost sharing provisions of the collaboration and the simplification of the governance structure related to Koselugo. In exchange, Merck received a $150 million upfront payment (which was recorded within Sales as alliance revenue in the third quarter of 2025) and $150 million in February 2026 (which was recorded within Sales as alliance revenue in the first quarter of 2026). Merck may also receive $150 million in the first quarter of 2027 and $100 million in the first quarter of 2028, subject to an annual election by AstraZeneca in January of each year as discussed below. Additionally, the amended agreement provided for Merck to receive contingent regulatory milestone payments of up to $175 million in the aggregate, all of which were triggered in 2025 and recorded within Sales as alliance revenue. Of these milestone amounts, $50 million was received from AstraZeneca in the second quarter of 2026, $50 million is due in the third quarter of 2027, and $75 million is due in the third quarter of 2028. The Company also receives tiered royalties ranging from 6% to 7% on net sales (which are included within Sales as alliance revenue). Merck remains eligible to receive future contingent payments for the achievement of sales-based milestones of up to $235 million. AstraZeneca has the option in January 2027 or January 2028 to revert back to the income and cost sharing terms of the original agreement (in which case any future annual, contingent milestone, and royalty payments referenced above would no longer be due) although Merck would retain any payments made by AstraZeneca prior to the exercise of that option and any amounts due from AstraZeneca would remain payable to Merck.
As part of the initial collaboration agreement, Merck made an upfront payment to AstraZeneca and also made payments over a multi-year period for certain license options. In addition, the initial collaboration agreement provides for contingent payments from Merck to AstraZeneca related to the successful achievement of sales-based and regulatory milestones. In the first six months of 2025, Merck made sales-based milestone payments aggregating $700 million (related to the original collaboration agreement) to AstraZeneca of which $600 million related to Lynparza and $100 million related to Koselugo (both of which had been previously accrued for). Potential future sales-based milestone payments of $2.0 billion have not yet been accrued as they are not deemed by the Company to be probable at this time. The partners have agreed that no future regulatory milestone payments from Merck to AstraZeneca are likely.
The intangible asset balances related to Lynparza and Koselugo (which reflect the capitalized sales-based and regulatory milestone payments attributed to each product) were $681 million and $33 million, respectively, at June 30, 2026 and are included in Other Intangibles, Net. The assets are being amortized over their estimated useful lives (through 2028 for Lynparza and through 2029 for Koselugo) as supported by projected future cash flows, subject to impairment testing.
Summarized financial information related to this collaboration is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2026	2025	2026	2025
Alliance revenue - Lynparza	$365	$370	$706	$682
Alliance revenue - Koselugo (1)	10	43	171	87
Total alliance revenue	$375	$413	$877	$769

Cost of sales (2)	84	86	169	169
Selling, general and administrative	25	40	49	72
Research and development	9	16	15	28

($ in millions)			June 30, 2026	December 31, 2025
Receivables from AstraZeneca included in Other current assets (3)			$375	$451
Receivables from AstraZeneca included in Other assets (3)			125	125
Payables to AstraZeneca included in Accrued and other current liabilities			6	6
(1)    Amount in the first six months of 2026 includes $150 million related to the amendment of the collaboration agreement noted above.
(2)    Represents amortization of capitalized milestone payments.
(3)    Includes milestone receivables.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
Eisai Co., Ltd.
In 2018, Merck and Eisai Co., Ltd. (Eisai) announced a strategic collaboration for the worldwide co-development and co-commercialization of Lenvima (lenvatinib), an orally available TKI discovered by Eisai. Under the agreement, Merck and Eisai are developing and commercializing Lenvima jointly, both as monotherapy and in combination with Keytruda. Eisai records Lenvima product sales globally (Eisai is the principal on Lenvima sales transactions) and Merck and Eisai share applicable profits equally. Merck records its share of Lenvima product sales, net of cost of sales and commercialization costs, as alliance revenue. Expenses incurred during co-development are shared by the two companies in accordance with the collaboration agreement and reflected in Research and development expenses. Certain expenses incurred solely by Merck or Eisai are not shareable under the collaboration agreement, including costs incurred in excess of agreed upon caps, and costs related to certain combination studies of Keytruda and Lenvima, as well as Welireg and Lenvima.
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
The intangible asset balance related to Lenvima (which includes capitalized sales-based and regulatory milestone payments) was $175 million at June 30, 2026 and is included in Other Intangibles, Net. The amount is being amortized over its estimated useful life through 2029 as supported by projected future cash flows, subject to impairment testing.
Summarized financial information related to this collaboration is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2026	2025	2026	2025
Alliance revenue - Lenvima	$283	$265	$539	$523

Cost of sales (1)	13	60	26	121
Selling, general and administrative	29	35	56	66
Research and development	—	3	2	7

($ in millions)			June 30, 2026	December 31, 2025
Receivables from Eisai included in Other current assets			$281	$271
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
The intangible asset balances related to Adempas (which includes the acquired intangible asset balance, as well as capitalized sales-based milestone payments attributed to Adempas) and Verquvo (which reflects the portion of the final sales-based milestone payment that was attributed to Verquvo) were $203 million and $35 million, respectively, at June 30, 2026 and are included in Other Intangibles, Net. The assets are being amortized over their estimated useful lives (through 2027 for Adempas and through 2031 for Verquvo) as supported by projected future cash flows, subject to impairment testing.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
Summarized financial information related to this collaboration is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2026	2025	2026	2025
Alliance revenue - Adempas/Verquvo	$126	$123	$235	$229
Net sales of Adempas recorded by Merck	78	80	156	147
Net sales of Verquvo recorded by Merck	9	11	18	21
Total sales	$213	$214	$409	$397

Cost of sales (1)	67	61	134	120
Selling, general and administrative	11	29	23	58
Research and development	10	20	27	43

($ in millions)			June 30, 2026	December 31, 2025
Receivables from Bayer included in Other current assets			$166	$167
Payables to Bayer included in Accrued and other current liabilities			86	81
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
Following initial authorizations in certain markets in 2021, Lagevrio has since received multiple additional authorizations. In the U.S., where Lagevrio remains in Phase 3 development and is marketed under an Emergency Use Authorization (EUA), the Secretary of the U.S. Department of Health and Human Services provided advance notice on June 29, 2026 that the declaration supporting the EUAs pursuant to which Lagevrio and certain other COVID-19 drug and biologic products are marketed will terminate, effective June 29, 2027. Based on the Secretary’s June 2026 determination and advance notice of termination, the Company is working with the FDA to develop a plan for disposition of Lagevrio in the U.S. by June 29, 2027.
Summarized financial information related to this collaboration is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2026	2025	2026	2025
Net sales of Lagevrio recorded by Merck	$5	$83	$32	$185

Cost of sales (1)	14	44	67	97
Selling, general and administrative	9	14	19	28
Research and development	5	6	10	14
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

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
agreement also provides for contingent payments from Merck to Daiichi Sankyo of up to an additional $5.5 billion for each DXd ADC upon the successful achievement of certain sales-based milestones.
Merck and Daiichi Sankyo equally share research and development costs, except for raludotatug deruxtecan, for which Merck is responsible for 75% of the first $2.0 billion of research and development expenses. Merck includes its share of development costs associated with the collaboration as part of Research and development expenses. Following regulatory approval, Daiichi Sankyo will generally record sales worldwide (Daiichi Sankyo will be the principal on sales transactions) and the companies will equally share expenses as well as profits worldwide except for Japan where Daiichi Sankyo retains exclusive rights and Merck will receive a 5% sales-based royalty. Merck will record its share of product sales, net of cost of sales and commercialization costs, as alliance revenue. In July 2026, Merck and Daiichi Sankyo amended their agreement, whereby certain clinical development expenses may be incurred solely by Merck and are not shareable under the collaboration agreement, but may be partially reimbursed subject to certain conditions.
In 2024, Merck and Daiichi Sankyo expanded their agreement to include gocatamig (MK-6070), an investigational DLL3 targeting T-cell engager, which Merck obtained through its acquisition of Harpoon Therapeutics, Inc. The companies are evaluating gocatamig in combination with ifinatamab deruxtecan in certain patients with small cell lung cancer, with plans to evaluate other potential combinations. Merck received an upfront cash payment of $170 million from Daiichi Sankyo (recorded within Other (income) expense, net) and has also satisfied a contingent quid obligation from the original collaboration agreement. The companies will jointly develop and commercialize gocatamig worldwide and share research and development costs, as well as commercialization expenses. Research and development expenses related to gocatamig in combination with ifinatamab deruxtecan will be shared in a manner consistent with the original agreement for ifinatamab deruxtecan. Merck will be solely responsible for manufacturing and supply of gocatamig. If approved, Merck will generally record sales for gocatamig worldwide (Merck will be the principal on sales transactions) and the companies will equally share expenses as well as profits worldwide, except for Japan where Merck retains exclusive rights and Daiichi Sankyo will receive a 5% sales-based royalty.
Summarized financial information related to this collaboration is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2026	2025	2026	2025
Selling, general and administrative	$12	$4	$24	$13
Research and development	181	193	341	321

($ in millions)			June 30, 2026	December 31, 2025
Receivables from Daiichi Sankyo included in Other current assets			$27	$15
Payables to Daiichi Sankyo included in Accrued and other current liabilities			100	113
Moderna, Inc.
In 2022, Merck exercised its option to jointly develop and commercialize intismeran autogene (V940/mRNA-4157), an investigational individualized neoantigen therapy, pursuant to the terms of an existing collaboration and license agreement with Moderna, Inc. (Moderna). Intismeran autogene is currently being evaluated in combination with Keytruda or Keytruda Qlex in multiple clinical trials. Merck and Moderna share costs and will share any profits equally under this worldwide collaboration. Merck records its share of development costs associated with the collaboration as part of Research and development expenses. Any reimbursements received from Moderna for research and development expenses are recognized as reductions to Research and development costs. Merck has also capitalized a net $226 million of shared facility costs at June 30, 2026, primarily reflected within Other Assets. These costs are amortized over the assets’ estimated useful lives.
Summarized financial information related to this collaboration is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2026	2025	2026	2025
Selling, general and administrative	$9	$6	$17	$12
Research and development (1)	94	90	184	176

($ in millions)			June 30, 2026	December 31, 2025
Receivables from Moderna included in Other current assets			$15	$—
Payables to Moderna included in Accrued and other current liabilities			—	13
(1)    Includes amortization of shared facility costs.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
Bristol-Myers Squibb Company
Reblozyl (luspatercept-aamt) is a first-in-class erythroid maturation recombinant fusion protein that is being commercialized through a global collaboration with Bristol-Myers Squibb Company (BMS). Reblozyl is approved in the U.S., Europe and certain other markets for the treatment of anemia in certain rare blood disorders and is also being evaluated for additional indications for hematology therapies. BMS is the principal on sales transactions for Reblozyl. Merck receives tiered royalties ranging from 20% to 24% based on sales levels. This royalty will be reduced by 50% upon the earlier of patent expiry or generic entry on an indication-by-indication basis in each market. Additionally, Merck is eligible to receive future contingent sales-based milestone payments of up to $80 million. Alliance revenue related to this collaboration, consisting of royalties (recorded within Sales), was $122 million and $270 million in the second quarter and first six months of 2026, respectively, compared with $107 million and $226 million in the second quarter and first six months of 2025, respectively.
4.    Restructuring
In July 2025, the Company approved a restructuring program (2025 Restructuring Program) designed to position the Company for its next chapter of growth and to successfully advance its pipeline and launch new products across multiple therapeutic areas. As part of this program, the Company expects to eliminate certain positions in sales and administrative organizations, as well as research and development. The Company will, however, continue to hire employees into new roles across all strategic growth areas of the business. In addition, the Company will reduce its global real estate footprint and continue to optimize its manufacturing network, aligning the geography of its global manufacturing footprint to its customers and reflecting changes in the Company’s business. Most actions contemplated under the 2025 Restructuring Program are expected to be largely completed by the end of 2027, with the exception of certain manufacturing actions, which are expected to be substantially completed by the end of 2029. The cumulative pretax costs to be incurred by the Company to implement the program are estimated to be approximately $3.0 billion, of which approximately 60% will be cash, relating primarily to employee separation expense and contractual termination costs. The remainder of the costs will be non-cash, relating primarily to the accelerated depreciation of facilities. The Company recorded total pretax costs of $172 million and $490 million in the second quarter and first six months of 2026, respectively, and $649 million for both the second quarter and first six months of 2025, related to the 2025 Restructuring Program. Since inception of the 2025 Restructuring Program through June 30, 2026, Merck has incurred total cumulative pretax costs of $2.5 billion.
In January 2024, the Company approved a restructuring program (2024 Restructuring Program) intended to continue the optimization of the Company’s Human Health global manufacturing network as the future pipeline shifts to new modalities and also optimize the Animal Health global manufacturing network to improve supply reliability and increase efficiency. The actions contemplated under the 2024 Restructuring Program are expected to be substantially completed by the end of 2031, with the cumulative pretax costs to be incurred by the Company to implement the program estimated to be approximately $4.0 billion. Approximately 50% of the cumulative pretax costs will be non-cash, relating primarily to the accelerated depreciation of facilities to be closed or divested. The remainder of the costs will result in cash outlays, relating primarily to facility shut-down costs. The Company recorded total pretax costs of $162 million and $130 million in the second quarter of 2026 and 2025, respectively, and $310 million and $235 million in the first six months of 2026 and 2025, respectively, related to the 2024 Restructuring Program. Since inception of the 2024 Restructuring Program through June 30, 2026, Merck has incurred total cumulative pretax costs of $1.9 billion.
For segment reporting, restructuring charges are unallocated expenses.
The following tables summarize the charges related to restructuring program activities by type of cost:

	Three Months Ended June 30, 2026				Six Months Ended June 30, 2026
($ in millions)	Accelerated Depreciation	Separation Costs	Other Exit Costs	Total	Accelerated Depreciation	Separation Costs	Other Exit Costs	Total
2025 Restructuring Program
Cost of sales	$76	$—	$9	$85	$88	$—	$141	$229
Research and development	—	—	(1)	(1)	—	—	33	33
Restructuring costs	—	63	25	88	—	186	42	228
	76	63	33	172	88	186	216	490
2024 Restructuring Program
Cost of sales	39	—	60	99	135	—	57	192
Restructuring costs	—	(1)	64	63	—	(1)	119	118
	39	(1)	124	162	135	(1)	176	310
	$115	$62	$157	$334	$223	$185	$392	$800

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

	Three Months Ended June 30, 2025				Six Months Ended June 30, 2025
($ in millions)	Accelerated Depreciation	Separation Costs	Other Exit Costs	Total	Accelerated Depreciation	Separation Costs	Other Exit Costs	Total
2025 Restructuring Program
Cost of sales	$—	$—	$100	$100	$—	$—	$100	$100
Research and development	—	—	53	53	—	—	53	53
Restructuring costs	—	481	15	496	—	481	15	496
	—	481	168	649	—	481	168	649
2024 Restructuring Program
Cost of sales	55	—	10	65	96	—	5	101
Selling, general and administrative	—	—	1	1	—	—	1	1
Restructuring costs	—	6	58	64	—	7	126	133
	55	6	69	130	96	7	132	235
	$55	$487	$237	$779	$96	$488	$300	$884
Accelerated depreciation costs primarily relate to manufacturing, research, and administrative facilities to be fully or partially closed or divested, and equipment to be disposed of, as part of the programs. Accelerated depreciation costs represent the difference between the depreciation expense to be recognized over the revised useful life of the asset, based upon the anticipated date the site will be closed or divested or the equipment disposed of, and depreciation expense as determined utilizing the useful life prior to the restructuring actions. All the sites will continue to operate up through the respective closure dates and, because future undiscounted cash flows are sufficient to recover the respective book values, Merck is recording accelerated depreciation over the revised useful life of the site assets. Anticipated site closure dates, particularly related to manufacturing locations, have been and may continue to be adjusted to reflect changes resulting from regulatory or other factors.
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
The following table summarizes the charges and spending related to restructuring program activities for the six months ended June 30, 2026:

($ in millions)	Accelerated Depreciation	Separation Costs	Other Exit Costs	Total
2025 Restructuring Program
Restructuring reserves January 1, 2026	$—	$502	$288	$790
Expenses	88	186	216	490
(Payments) receipts, net	—	(271)	(211)	(482)
Non-cash activity	(88)	(9)	(145)	(242)
Restructuring reserves June 30, 2026	$—	$408	$148	$556
2024 Restructuring Program
Restructuring reserves January 1, 2026	$—	$506	$—	$506
Expenses	135	(1)	176	310
(Payments) receipts, net	—	(109)	(121)	(230)
Non-cash activity	(135)	12	(55)	(178)
Restructuring reserves June 30, 2026	$—	$408	$—	$408
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

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
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
The fair values of these derivative contracts are recorded as either assets (gain positions) or liabilities (loss positions) in the Condensed Consolidated Balance Sheet. Changes in the fair value of derivative contracts are recorded each period in either current earnings or Other comprehensive income (OCI), depending on whether the derivative is designated as part of a hedge transaction and, if so, the type of hedge transaction. For derivatives that are designated as cash flow hedges, the unrealized gains or losses on these contracts are recorded in Accumulated Other Comprehensive Loss (AOCL) and reclassified into Sales when the hedged anticipated revenue is recognized. The amount reclassified into earnings as a result of the discontinuation of cash flow hedges because it was no longer deemed probable the forecasted hedged transactions would occur was not material for the second quarter or first six months of either 2026 or 2025. For those derivatives which are not designated as cash flow hedges, but serve as economic hedges of forecasted sales, unrealized gains or losses are recorded in Sales each period. The cash flows from both designated and non-designated contracts are reported as operating activities in the Condensed Consolidated Statement of Cash Flows. The Company does not enter into derivatives for trading or speculative purposes.
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
In the second quarter of 2026, the Company implemented a non-qualified deferred compensation hedging program to reduce earnings volatility associated with certain deferred compensation obligations. The Company utilizes total return swap contracts, which are not designated as hedges, to economically offset changes in the fair value of the related liabilities and the associated compensation expense.
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

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
The effects of the Company’s net investment hedges on OCI and the Condensed Consolidated Statement of Income are shown below:

	Amount of Pretax (Gain) Loss Recognized in Other Comprehensive Income (1)				Amount of Pretax Gain Recognized in Other (income) expense, net for Amounts Excluded from Effectiveness Testing
	Three Months Ended June 30,		Six Months Ended June 30,		Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2026	2025	2026	2025	2026	2025	2026	2025
Net Investment Hedging Relationships
Foreign exchange contracts	$(9)	$38	$(24)	$65	$(5)	$(5)	$(10)	$(8)
Euro-denominated notes	(59)	411	(196)	541	—	—	—	—
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
At June 30, 2026, the Company was a party to ten pay-floating, receive-fixed interest rate swap contracts designated as fair value hedges of a portion of fixed-rate notes as detailed in the table below.

	June 30, 2026
($ in millions)	Par Value of Debt	Number of Interest Rate Swaps Held	Total Swap Notional Amount
4.50% notes due 2033	$1,500	6	$1,500
4.75% notes due 2035	1,500	2	500
5.00% notes due 2053	1,500	2	500
The interest rate swap contracts are designated hedges of the fair value changes in the notes attributable to changes in the benchmark Secured Overnight Financing Rate (SOFR) swap rate. The fair value changes in the notes attributable to changes in the SOFR swap rate are recorded in interest expense along with the offsetting fair value changes in the swap contracts. The cash flows from these contracts are reported as operating activities in the Condensed Consolidated Statement of Cash Flows. In July 2026, the Company entered into an additional interest rate swap contract with a notional amount of $250 million related to its 5.20% notes due 2036.
The table below presents the location of amounts recorded in the Condensed Consolidated Balance Sheet related to cumulative basis adjustments for fair value hedges:

	Carrying Amount of Hedged Liabilities		Cumulative Amount of Fair Value Hedging Adjustment Increase Included in the Carrying Amount
($ in millions)	June 30, 2026	December 31, 2025	June 30, 2026	December 31, 2025
Balance Sheet Caption
Long-Term Debt	$2,508	$1,810	$25	$70

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
Presented in the table below is the fair value of derivatives on a gross basis segregated between those derivatives that are designated as hedging instruments and those that are not designated as hedging instruments:

		June 30, 2026			December 31, 2025
		Fair Value of Derivative		U.S. Dollar Notional	Fair Value of Derivative		U.S. Dollar Notional
($ in millions)		Asset	Liability		Asset	Liability
Derivatives Designated as Hedging Instruments	Balance Sheet Caption
Interest rate swap contracts	Other Assets	$31	$—	$1,750	$71	$—	$1,750
Interest rate swap contracts	Other Noncurrent Liabilities	—	5	750	—	—	—
Foreign exchange contracts	Other current assets	282	—	8,357	113	—	6,430
Foreign exchange contracts	Other Assets	45	—	1,762	32	—	1,793
Foreign exchange contracts	Accrued and other current liabilities	—	18	2,688	—	131	4,726
Foreign exchange contracts	Other Noncurrent Liabilities	—	1	46	—	1	13
		$358	$24	$15,353	$216	$132	$14,712
Derivatives Not Designated as Hedging Instruments	Balance Sheet Caption
Total return swap contracts	Other current assets	$8	$—	$486	$—	$—	$—
Total return swap contracts	Accrued and other current liabilities	—	1	117	—	—	—
Foreign exchange contracts	Other current assets	203	—	9,839	107	—	11,643
Foreign exchange contracts	Accrued and other current liabilities	—	227	11,534	—	191	13,579
Foreign exchange contracts	Other Noncurrent Liabilities	—	—	—	—	1	357
		$211	$228	$21,976	$107	$192	$25,579
		$569	$252	$37,329	$323	$324	$40,291
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

	June 30, 2026		December 31, 2025
($ in millions)	Asset	Liability	Asset	Liability
Gross amounts recognized in the condensed consolidated balance sheet	$569	$252	$323	$324
Gross amounts subject to offset in master netting arrangements not offset in the condensed consolidated balance sheet	(211)	(211)	(245)	(245)
Cash collateral received	(154)	—	(1)	—
Net amounts	$204	$41	$77	$79
The table below provides information regarding the location and amount of pretax gains and losses of derivatives designated in fair value or cash flow hedging relationships:

	Three Months Ended June 30,						Six Months Ended June 30,
($ in millions)	2026	2025	2026	2025	2026	2025	2026	2025	2026	2025	2026	2025
Financial Statement Caption in which Effects of Fair Value or Cash Flow Hedges are Recorded	Sales		Other (income) expense, net (1)		Other comprehensive income (loss)		Sales		Other (income) expense, net (1)		Other comprehensive income (loss)
	$16,607	$15,806	$99	$(7)	$118	$(456)	$32,893	$31,335	$237	$(43)	$345	$(476)
(Gain) loss on fair value hedging relationships:
Interest rate swap contracts
Hedged items	—	—	(32)	20	—	—	—	—	(45)	58	—	—
Derivatives designated as hedging instruments	—	—	32	(19)	—	—	—	—	45	(58)	—	—
Impact of cash flow hedging relationships:
Foreign exchange contracts
Amount of gain (loss) recognized in OCI on derivatives	—	—	—	—	41	(542)	—	—	—	—	209	(743)
(Decrease) increase in Sales as a result of AOCL reclassifications	(34)	(23)	—	—	34	23	(133)	50	—	—	133	(50)
Interest rate contracts
Amount of gain recognized in Other (income) expense, net on derivatives	—	—	(1)	—	—	—	—	—	(2)	(1)	—	—
Amount of gain (loss) recognized in OCI on derivatives	—	—	—	—	19	—	—	—	—	—	26	(1)
(1)    Interest expense is a component of Other (income) expense, net.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
The table below provides information regarding the income statement effects of derivatives not designated as hedging instruments:

		Amount of Derivative Pretax Loss (Gain) Recognized in Income
		Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)		2026	2025	2026	2025
Derivatives Not Designated as Hedging Instruments	Income Statement Caption
Foreign exchange contracts (1)	Other (income) expense, net	$108	$(237)	$144	$(256)
Foreign exchange contracts (2)	Sales	7	17	20	34
Total return swap contracts (3)	Selling, general and administrative	(7)	—	(7)	—
(1)    These derivative contracts primarily mitigate changes in the value of remeasured foreign currency denominated monetary assets and liabilities attributable to changes in foreign currency exchange rates.
(2)    These derivative contracts serve as economic hedges of forecasted transactions.
(3)    These derivative contracts are utilized to offset changes in the fair value of certain deferred compensation.
At June 30, 2026, the Company estimates $152 million of pretax net unrealized gains on derivatives maturing within the next 12 months that hedge foreign currency denominated sales over that same period will be reclassified from AOCL to Sales. The amount ultimately reclassified to Sales may differ as foreign exchange rates change. Realized gains and losses are ultimately determined by actual foreign exchange rates at maturity.
Investments in Debt and Equity Securities
Information on investments in debt and equity securities is as follows:

	June 30, 2026				December 31, 2025
	Amortized Cost	Gross Unrealized		Fair Value	Amortized Cost	Gross Unrealized		Fair Value
($ in millions)		Gains	Losses			Gains	Losses
Commercial paper	$292	$—	$—	$292	$—	$—	$—	$—
Foreign government bonds	—	—	—	—	1	—	—	1
U.S. government and agency securities	—	—	—	—	100	—	—	100
Total debt securities	$292	$—	$—	$292	$101	$—	$—	$101
Publicly traded equity securities (1)				1,274				1,392
Total debt and publicly traded equity securities				$1,566				$1,493
(1)    Unrealized net losses of $41 million and unrealized net gains of $86 million were recorded in Other (income) expense, net in the second quarter and first six months of 2026, respectively, on equity securities still held at June 30, 2026. Unrealized net gains of $147 million and $262 million were recorded in Other (income) expense, net in the second quarter and first six months of 2025, respectively, on equity securities still held at June 30, 2025.
At June 30, 2026 and June 30, 2025, the Company also had $851 million and $870 million, respectively, of equity investments without readily determinable fair values included in Other Assets. The Company records unrealized gains on these equity investments based on favorable observable price changes from transactions involving similar investments of the same investee and records unrealized losses based on unfavorable observable price changes, which are included in Other (income) expense, net. During the first six months of 2026, the Company recorded unrealized gains of $111 million and unrealized losses of $30 million related to certain of these equity investments still held at June 30, 2026. During the first six months of 2025, the Company recorded unrealized losses of $33 million related to certain of these equity investments still held at June 30, 2025. Cumulative unrealized gains and cumulative unrealized losses based on observable price changes for investments in equity investments without readily determinable fair values still held at June 30, 2026 were $395 million and $172 million, respectively.
At June 30, 2026 and June 30, 2025, the Company also had $248 million and $221 million, respectively, recorded in Other Assets for equity securities held through ownership interests in investment funds. (Gains) losses recorded in Other (income) expense, net relating to these investment funds were $(10) million and $27 million for the second quarter of 2026 and 2025, respectively, and were $(13) million and $50 million for the first six months of 2026 and 2025, respectively.
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

	Fair Value Measurements Using				Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
($ in millions)	June 30, 2026				December 31, 2025
Assets
Investments
Commercial paper	$—	$292	$—	$292	$—	$—	$—	$—
Foreign government bonds	—	—	—	—	—	1	—	1
Publicly traded equity securities	1,222	—	—	1,222	955	—	—	955
	1,222	292	—	1,514	955	1	—	956
Other assets (1)
U.S. government and agency securities	—	—	—	—	100	—	—	100
Publicly traded equity securities (2)	52	—	—	52	437	—	—	437
	52	—	—	52	537	—	—	537
Derivative assets (3)
Forward exchange contracts	—	336	—	336	—	168	—	168
Purchased currency options	—	194	—	194	—	84	—	84
Interest rate swap contracts	—	31	—	31	—	71	—	71
Total return swap contracts	—	8	—	8	—	—	—	—
	—	569	—	569	—	323	—	323
Total assets	$1,274	$861	$—	$2,135	$1,492	$324	$—	$1,816
Liabilities
Derivative liabilities (3)
Forward exchange contracts	$—	$232	$—	$232	$—	$293	$—	$293
Written currency options	—	14	—	14	—	31	—	31
Interest rate swap contracts	—	5	—	5	—	—	—	—
Total return swap contracts	—	1	—	1	—	—	—	—
Total liabilities	$—	$252	$—	$252	$—	$324	$—	$324
(1)    Investments included in other assets are restricted as to use, including for the payment of benefits under employee benefit plans.
(2)    Balance at June 30, 2026 includes securities with a fair value of $31 million that are subject to a contractual sale restriction that expired in July 2026, and securities with a fair value of $22 million that are subject to a contractual sale restriction that expires in August 2026.
(3)    The fair value determination of derivatives includes the impact of the credit risk of counterparties to the derivatives and the Company’s own credit risk, the effects of which were not significant.
As of June 30, 2026 and December 31, 2025, Cash and cash equivalents included $5.9 billion and $13.8 billion of cash equivalents, respectively (which would be considered Level 2 in the fair value hierarchy).
Other Fair Value Measurements
Some of the Company’s financial instruments, such as cash and cash equivalents, receivables and payables, are reflected in the balance sheet at carrying value, which approximates fair value due to their short-term nature.
The estimated fair value of loans payable and long-term debt (including current portion) at June 30, 2026, was $49.9 billion compared with a carrying value of $53.9 billion and at December 31, 2025, was $45.6 billion compared with a carrying value of $49.3 billion. Fair value was estimated using recent observable market prices and would be considered Level 2 in the fair value hierarchy.
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
The Company has accounts receivable factoring agreements with financial institutions in certain countries to sell accounts receivable. The Company factored $1.6 billion of accounts receivable as of both June 30, 2026 and December 31,

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
2025 under these factoring arrangements, which reduced outstanding accounts receivable. The cash received from the financial institutions is reported within operating activities in the Condensed Consolidated Statement of Cash Flows. In certain of these factoring arrangements, for ease of administration, the Company will collect customer payments related to the factored receivables, which it then remits to the financial institutions, generally within thirty days after receipt. As of June 30, 2026 and December 31, 2025, the Company had collected $41 million and $45 million, respectively, on behalf of the financial institutions, which is reflected as restricted cash in Other current assets, and the related obligation to remit the cash is recorded in Accrued and other current liabilities. The net cash flows related to these collections are reported as financing activities in the Condensed Consolidated Statement of Cash Flows. The cost of factoring such accounts receivable was de minimis.
Derivative financial instruments are executed under International Swaps and Derivatives Association master agreements. The master agreements with several of the Company’s financial institution counterparties also include credit support annexes. These annexes contain provisions that require collateral to be exchanged depending on the value of the derivative assets and liabilities, the Company’s credit rating, and the credit rating of the counterparty. Cash collateral received by the Company from various counterparties was $154 million and $1 million at June 30, 2026 and December 31, 2025, respectively. The obligation to return such collateral is recorded in Accrued and other current liabilities.
6.    Inventories
Inventories consisted of:

($ in millions)	June 30, 2026	December 31, 2025
Finished goods	$2,186	$2,275
Raw materials and work in process	11,194	10,645
Supplies	309	331
Total	13,689	13,251
Decrease to LIFO cost	(1,101)	(912)
	$12,588	$12,339
Recognized as:
Inventories	$6,207	$6,658
Other Assets	6,381	5,681
Amounts recognized as Other Assets are comprised almost entirely of raw materials and work in process inventories. At June 30, 2026 and December 31, 2025, these amounts included $5.9 billion and $5.5 billion, respectively, of inventories not expected to be sold within one year. In addition, these amounts included $490 million and $211 million at June 30, 2026 and December 31, 2025, respectively, of inventories produced in preparation for product launches.
7. Loans Payable and Long-Term Debt
In April 2026, Merck entered into a delayed draw term loan credit agreement (Credit Agreement) pursuant to which the lenders committed (subject to satisfaction of certain conditions set forth in the Credit Agreement) to provide Merck with financing under a 364-day term loan facility in an aggregate amount not to exceed $6.0 billion. The Company drew down the full $6.0 billion of funds under the facility to fund a portion of the approximately $6.8 billion cash consideration for the acquisition of Terns. The Company has since repaid borrowings under the Credit Agreement.
In May 2026, the Company issued $6.0 billion aggregate principal amount of senior unsecured notes consisting of $500 million of floating rate notes due 2028, $1.0 billion of 4.30% notes due 2028, $500 million of 4.65% notes due 2031, $1.0 billion of 4.95% notes due 2033, $1.5 billion of 5.20% notes due 2036, $500 million of 5.75% notes due 2046, and $1.0 billion of 5.85% notes due 2056. The Company used the net proceeds from the offering to repay borrowings under the Credit Agreement as noted above.
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

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
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
Product Liability Litigation
Dr. Scholl’s Foot Powder
As previously disclosed, Merck is a defendant in product liability lawsuits in the U.S. arising from consumers’ alleged exposure to talc in Dr. Scholl’s foot powder, which Merck acquired through its merger with Schering-Plough Corporation and sold as part of the divestiture of Merck’s consumer care business to Bayer in 2014. In these actions, plaintiffs allege that they were exposed to asbestos-contaminated talc and developed mesothelioma as a result. As of June 30, 2026, approximately 800 cases were pending against Merck in various state courts.
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
In August 2022, the U.S. Judicial Panel on Multidistrict Litigation ordered that Gardasil/Gardasil 9 product liability cases pending in federal courts nationwide be transferred to Judge Robert J. Conrad in the Western District of North Carolina for coordinated pre-trial proceedings. In February 2024, the multidistrict litigation (Gardasil MDL) was reassigned to Judge Kenneth D. Bell. In March 2025, the court granted Merck’s motion for summary judgment in 16 bellwether cases on implied preemption grounds; plaintiffs appealed to the Fourth Circuit.
As previously disclosed, in October 2025, Merck entered into a proposed agreement with plaintiffs’ counsel to substantially resolve the Gardasil product liability litigation. The agreement sets forth various terms and conditions under which Merck would resolve the bulk of all pending Gardasil product liability claims in the U.S. in exchange for a total payment that is considerably less than Merck’s anticipated costs of defense in the litigation and that is not material to Merck. The agreement required that several conditions be met within specified time periods, including participation thresholds, in order for the agreement to result in a final resolution of any pending litigation. Those conditions in the agreement have been met and the agreement is now final.
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
As previously disclosed, in June 2024, Merck received a CID from the DOJ, pursuant to a False Claims Act investigation, seeking documents and materials related to Steglatro (ertugliflozin), Januvia (sitagliptin) and certain related drugs. The CID states that it is investigating Merck’s price reporting under the Medicaid Drug Rebate Program as well as compliance with anti-kickback requirements in connection with patient assistance programs. The Company is cooperating with the investigation.
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
Securities Litigation
As previously disclosed, on February 12, 2025, a putative class action was filed against Merck and certain of its officers in the U.S. District Court for the District of New Jersey, captioned Cronin v. Merck & Co., Inc., et al., purportedly on behalf of all purchasers of Merck common stock between October 26, 2023, and February 3, 2025. Plaintiff alleges that Merck violated federal securities laws by making materially false and misleading statements and omissions regarding demand for Gardasil/Gardasil 9 in China. On December 17, 2025, the court appointed AMF Tjänstepension AB, KBC Asset Management NV, and Wayne County Employees’ Retirement System as lead plaintiffs (Lead Plaintiffs). Lead Plaintiffs filed an amended complaint on February 20, 2026, seeking unspecified damages allegedly caused by the purported false or misleading statements. Defendants filed a motion to dismiss on May 1, 2026. The opposition brief was filed on June 30, 2026. The reply brief is due on August 14, 2026.
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
Commercial and Other Litigation
RotaTeq Antitrust Litigation
As previously disclosed, in March 2023, the Mayor and City Council of Baltimore filed a putative class action against Merck in the Eastern District of Pennsylvania on behalf of all third-party payers in states that indirectly purchased, paid, and/or provided reimbursement for some or all of the purchase price of RotaTeq (Rotavirus Vaccine, Live Oral, Pentavalent), other than for resale, from March 3, 2019 to the present. Plaintiff alleges that Merck violated federal and state antitrust laws and state consumer protection laws. Plaintiff alleges that Merck has implemented an anticompetitive vaccine bundling scheme whereby Merck leverages its alleged monopoly power in certain pediatric vaccine markets to maintain its alleged monopoly power in the U.S. market for rotavirus vaccines in order to charge supracompetitive prices for RotaTeq. Plaintiff seeks permanent injunctive relief and unspecified monetary damages on purchases of RotaTeq, trebled, and fees and costs. In May 2023, Merck moved to dismiss the complaint. In November 2023, the court granted in part and denied in part the motion to dismiss, dismissing plaintiff’s Idaho and Utah consumer law claims and allowing all other claims to proceed.
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
As a result of settlement agreements with generic drug companies related to the later expiring 2027 salt/polymorph patent directed to the specific sitagliptin salt form of the products, Januvia and Janumet lost market exclusivity in the U.S. in May 2026 and Janumet XR lost market exclusivity in the U.S. in July 2026.
Keytruda — As previously disclosed, in November 2022, the Company filed a complaint against The Johns Hopkins University (JHU) in the U.S. District Court of Maryland. This action concerns a joint research collaboration between Merck and

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
JHU regarding the use of Keytruda in certain indications. Merck and JHU partnered to design and conduct a clinical study administering Keytruda to cancer patients having tumors that had the genetic biomarker known as microsatellite instability-high (MSI-H) (the Joint Clinical Study). Subsequently JHU obtained a number of U.S. patents specifically relying on the Joint Clinical Study. Merck alleges that JHU breached the collaboration agreement by obtaining issuance of these patents without informing or involving Merck, which were licensed to others, and then trying to enforce these patents against Merck. Merck, therefore, brought an action for breach of contract, declaratory judgment of noninfringement, and promissory estoppel. JHU answered the complaint in April and May 2023, denying Merck’s claims, and counterclaiming for willful infringement of nine issued U.S. patents, including a demand for damages. Between November 30, 2023, and March 13, 2024, the Company filed inter partes review (IPR) petitions with the U.S. Patent Office’s Patent Trial and Appeal Board (PTAB), challenging the patentability of all nine patents asserted in the district court. Between June 2024 and October 2024, the PTAB instituted a review of all nine challenged patents. In June 2024, the district court granted Merck’s motion to stay the case in its entirety pending the outcome of the PTAB proceeding instituted in June 2024.
As previously disclosed, between June and November 2025, the PTAB issued Final Written Decisions (FWDs) finding all challenged claims of the nine patents unpatentable. JHU has filed notices of appeal to the Federal Circuit Court of Appeals. The district court’s stay is expected to continue until at least the issuance of the Federal Circuit decision.
Subcutaneous Pembrolizumab — As previously disclosed, Halozyme, Inc. (Halozyme) has publicly alleged that certain patents in its modified hyaluronidase (MDASE) portfolio cover an ingredient in the Company’s subcutaneous pembrolizumab product. In November 2024, the Company began filing a series of post grant review (PGR) petitions before the PTAB alleging that certain patents in the MDASE portfolio are invalid. In June 2025, the PTAB instituted the first petition filed by the Company, and in the following months instituted 13 additional petitions. The PTAB has since issued FWDs regarding four of the instituted PGR petitions finding every challenged claim unpatentable. Director Review requests filed by Halozyme to date have been denied. Separately, the PTAB denied institution of one PGR petition against a patent not asserted by Halozyme in the district court litigation discussed below due to discretionary and non-merit considerations.
In April 2025, Halozyme filed a complaint in the U.S. District Court for the District of New Jersey alleging that the Company’s activities related to subcutaneous pembrolizumab infringe or will infringe 15 patents belonging to the MDASE portfolio, all of which are the subject of either the Company’s already filed PGR petitions or separately filed IPR petitions. Institution decisions regarding the IPR petitions are pending. The Company believes the three patents challenged via IPR petitions are invalid and suffer from at least the same defects as the patents currently being challenged by the PGR process.
Between August and June 2026, the Company filed revocation actions against EP Patent No. 2 797 622 (the ‘622 patent) owned by Halozyme in the UK, France, Germany, The Netherlands, Denmark, Sweden, and Switzerland. Halozyme counterclaimed for an injunction in the UK under the ‘622 patent as well as EP Patent No. 3 130 347 (the ‘347 patent) but have undertaken not to enforce any injunction there until the validity of both patents, which is in dispute, is finally determined. In May 2026, Halozyme consented to revocation of the ‘622 patent in the UK. In October 2025, the Company accepted service of a preliminary injunction filed by Halozyme under the ‘622 patent in Germany. Following a one day hearing in December 2025, a preliminary injunction was awarded against the Company, prohibiting sales in Germany. The Company has appealed the preliminary injunction decision, and the appeal hearing is set for November 19, 2026. In the Dutch action, in February 2026, Halozyme counterclaimed for infringement including also Belgium, Denmark, France, Ireland, Italy, Sweden and Switzerland. The Dutch action was heard at the end of July 2026 with a decision expected within three months thereof.
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
Lynparza — As previously disclosed, between December 2022 and November 2024, AstraZeneca Pharmaceuticals LP received Paragraph IV Certification Letters under the Hatch-Waxman Act notifying AstraZeneca that Natco Pharma Limited, Sandoz Inc., Cipla USA, Inc and Cipla Limited (collectively, Cipla), and Zydus Pharmaceuticals (USA) Inc. have filed separate applications to the FDA seeking pre-patent expiry approval to sell generic versions of Lynparza (olaparib) tablets. Between February 2023 and January 2025, AstraZeneca and the Company filed a series of patent infringement lawsuits in the U.S. District Court for the District of New Jersey against each generic company asserting a number of Orange-Book listed patents. The filing of the initial infringement suit generally stays FDA approval for 30 months from the date of the Paragraph IV notice or until an adverse court decision, if any, whichever may occur earlier. In these cases, however, none of the generic companies are challenging the patent specifically claiming the olaparib compound which expires in September 2027. Thus, the earliest date the FDA can approve any of the currently pending generic applications is September 2027. All cases have been consolidated and are awaiting a trial date.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
On June 12, 2026, AstraZeneca and the Company received a second Paragraph IV notice from Cipla stating that it is seeking pre-patent expiry approval to sell generic versions of Lynparza tablets based on a second ANDA filing and asserting that certain patents covering Lynparza are invalid or will not be infringed. The Company and AstraZeneca filed a patent infringement lawsuit in the U.S. District Court for the District of New Jersey in July 2026 asserting a number of Orange-Book listed patents. The FDA will stay approval of Cipla’s second ANDA for 30 months from the date of the Paragraph IV notice unless an adverse court decision is received earlier than that date.
Capvaxive — As previously disclosed, in September 2025, Pogona, LLC filed a complaint in the U.S. District Court for the District of New Jersey alleging that the Company’s activities related to Capvaxive infringe U.S. Patent No. 11,058,757 (‘757 patent). Pogona, LLC is asserting the Company’s infringement is willful and is seeking monetary damages. The Company believes the asserted patent is invalid and not infringed. On January 26, 2026, the Company filed an IPR petition with the PTAB, challenging the validity of Pogona’s ‘757 patent. That petition was denied institution for discretionary and non-merits based reasons. The Company, however, has filed a motion requesting to join an already instituted IPR proceeding filed by a third party. The Company has filed a motion to stay the district court proceedings pending the outcome of the third party IPR petition.
Other Litigation
There are various other pending legal proceedings involving the Company, principally product liability and intellectual property lawsuits. While it is not feasible to predict the outcome of such proceedings, in the opinion of the Company, either the likelihood of loss is remote or any reasonably possible loss associated with the resolution of such proceedings is not expected to be material to the Company’s financial condition, results of operations or cash flows either individually or in the aggregate..
Legal Defense Reserves
Legal defense costs expected to be incurred in connection with a loss contingency are accrued when probable and reasonably estimable. Some of the significant factors considered in the review of these legal defense reserves are as follows: the actual costs incurred by the Company; the development of the Company’s legal defense strategy and structure in light of the scope of its litigation; the number of cases being brought against the Company; the costs and outcomes of completed trials; and the most current information regarding anticipated timing, progression, and related costs of pre-trial activities and trials in the associated litigation. The amount of legal defense reserves as of June 30, 2026 and December 31, 2025 of approximately $275 million and $245 million, respectively, represents the Company’s best estimate of the minimum amount of defense costs to be incurred in connection with its outstanding litigation; however, events such as additional trials and other events that could arise in the course of its litigation could affect the ultimate amount of legal defense costs to be incurred by the Company. The Company will continue to monitor its legal defense costs and review the adequacy of the associated reserves and may determine to increase the reserves at any time in the future if, based upon the factors set forth, it believes it would be appropriate to do so.
9.    Equity

	Three Months Ended June 30,
	Common Stock		Other Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Non- controlling Interests	Total
($ and shares in millions except per share amounts)	Shares	Par Value				Shares	Cost
Balance at April 1, 2025	3,577	$1,788	$44,816	$66,097	$(4,965)	1,061	$(59,401)	$65	$48,400
Net income attributable to Merck & Co., Inc.	—	—	—	4,427	—	—	—	—	4,427
Other comprehensive loss, net of taxes	—	—	—	—	(456)	—	—	—	(456)
Cash dividends declared on common stock ($0.81 per share)	—	—	—	(2,047)	—	—	—	—	(2,047)
Treasury stock shares purchased	—	—	—	—	—	17	(1,345)	—	(1,345)
Share-based compensation plans and other	—	—	(172)	—	—	(4)	251	1	80
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	1	1
Balance at June 30, 2025	3,577	$1,788	$44,644	$68,477	$(5,421)	1,074	$(60,495)	$67	$49,060
Balance at April 1, 2026	3,577	$1,788	$45,176	$66,721	$(4,060)	1,107	$(63,747)	$53	$45,931
Net loss attributable to Merck & Co., Inc.	—	—	—	(1,335)	—	—	—	—	(1,335)
Other comprehensive income, net of taxes	—	—	—	—	118	—	—	—	118
Cash dividends declared on common stock ($0.85 per share)	—	—	—	(2,117)	—	—	—	—	(2,117)
Treasury stock shares purchased	—	—	—	—	—	6	(712)	—	(712)
Share-based compensation plans and other	—	—	(226)	—	—	(5)	327	—	101
Net loss attributable to noncontrolling interests	—	—	—	—	—	—	—	(2)	(2)
Balance at June 30, 2026	3,577	$1,788	$44,950	$63,269	$(3,942)	1,108	$(64,132)	$51	$41,984

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

	Six Months Ended June 30,
	Common Stock		Other Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Non- controlling Interests	Total
($ and shares in millions except per share amounts)	Shares	Par Value				Shares	Cost
Balance at January 1, 2025	3,577	$1,788	$44,704	$63,069	$(4,945)	1,049	$(58,303)	$59	$46,372
Net income attributable to Merck & Co., Inc.	—	—	—	9,506	—	—	—	—	9,506
Other comprehensive loss, net of taxes	—	—	—	—	(476)	—	—	—	(476)
Cash dividends declared on common stock ($1.62 per share)	—	—	—	(4,098)	—	—	—	—	(4,098)
Treasury stock shares purchased	—	—	—	—	—	29	(2,509)	—	(2,509)
Share-based compensation plans and other	—	—	(60)	—	—	(4)	317	—	257
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	8	8
Balance at June 30, 2025	3,577	$1,788	$44,644	$68,477	$(5,421)	1,074	$(60,495)	$67	$49,060
Balance at January 1, 2026	3,577	$1,788	$45,029	$73,075	$(4,287)	1,102	$(62,999)	$56	$52,662
Net loss attributable to Merck & Co., Inc.	—	—	—	(5,575)	—	—	—	—	(5,575)
Other comprehensive income, net of taxes	—	—	—	—	345	—	—	—	345
Cash dividends declared on common stock ($1.70 per share)	—	—	—	(4,231)	—	—	—	—	(4,231)
Treasury stock shares purchased	—	—	—	—	—	14	(1,637)	—	(1,637)
Share-based compensation plans and other	—	—	(79)	—	—	(8)	504	—	425
Net loss attributable to noncontrolling interests	—	—	—	—	—	—	—	(5)	(5)
Balance at June 30, 2026	3,577	$1,788	$44,950	$63,269	$(3,942)	1,108	$(64,132)	$51	$41,984
10.    Pension and Other Postretirement Benefit Plans
The Company has defined benefit pension plans covering eligible employees in the U.S. and in certain of its international subsidiaries. The net periodic benefit cost (credit) of such plans consisted of the following components:

	Three Months Ended June 30,				Six Months Ended June 30,
	2026		2025		2026		2025
($ in millions)	U.S.	International	U.S.	International	U.S.	International	U.S.	International
Service cost	$98	$49	$90	$60	$195	$98	$180	$114
Interest cost	145	79	141	75	290	160	282	146
Expected return on plan assets	(207)	(158)	(210)	(152)	(414)	(319)	(420)	(295)
Amortization of unrecognized prior service credit	—	(4)	—	(4)	—	(7)	—	(8)
Net loss (gain) amortization	27	(1)	13	2	54	(2)	25	5
Termination benefits	2	—	—	—	4	14	—	—
	$65	$(35)	$34	$(19)	$129	$(56)	$67	$(38)
The Company provides medical benefits, principally to its eligible U.S. retirees and similar benefits to their dependents, through its other postretirement benefit plans. The net credit of such plans consisted of the following components:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2026	2025	2026	2025
Service cost	$11	$9	$21	$19
Interest cost	16	16	32	31
Expected return on plan assets	(14)	(13)	(27)	(26)
Amortization of unrecognized prior service credit	(9)	(10)	(18)	(20)
Net gain amortization	(8)	(10)	(15)	(20)
Termination benefits	—	—	1	—
	$(4)	$(8)	$(6)	$(16)
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

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
11.    Other (Income) Expense, Net
Other (income) expense, net, consisted of:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2026	2025	2026	2025
Interest income	$(35)	$(69)	$(70)	$(178)
Interest expense	525	305	1,004	618
Exchange losses	37	78	75	167
Income from investments in equity securities, net (1)	(242)	(100)	(411)	(189)
Net periodic defined benefit plan (credit) cost other than service cost	(127)	(152)	(262)	(300)
Other, net	(59)	(69)	(99)	(161)
	$99	$(7)	$237	$(43)
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
Interest paid for the six months ended June 30, 2026 and 2025 was $996 million and $616 million, respectively.
12.    Income Taxes
The income tax provision of $654 million for the second quarter of 2026 on a pretax loss of $683 million, resulted in an effective income tax rate of (95.9)%. The second quarter 2026 effective income tax rate reflects a 108.9 percentage point unfavorable impact of the charge for the acquisition of Terns, which had no tax benefit, partially offset by the favorable impacts of jurisdictional mix of income and expense. The income tax provision of $1.4 billion for the first six months of 2026 on a pretax loss of $4.2 billion, resulted in an effective income tax rate of (32.3)%. The effective income tax rate for the first six months of 2026 reflects a 45.3 percentage point combined unfavorable impact of the charges for the acquisitions of Cidara and Terns, which had no tax benefits, partially offset by the favorable impacts of jurisdictional mix of income and expense.
The effective income tax rates of 11.4% and 12.7% for the second quarter and first six months of 2025, respectively, reflect a 2.9 percentage point favorable impact and a 1.4 percentage point favorable impact, respectively, due to $146 million of tax benefits resulting primarily from favorable audit reserve adjustments. The effective income tax rates in both the second quarter and first six months of 2025 also reflect the favorable impacts of jurisdictional mix of income and expense, as well as certain discrete items.
The Internal Revenue Service (IRS) is currently conducting examinations of the Company’s tax returns for the years 2017 and 2018, including the one-time transition tax enacted under the Tax Cuts and Jobs Act of 2017. In April 2025, Merck received Notices of Proposed Adjustment (NOPAs) that would increase the amount of the one-time transition tax on certain undistributed earnings of foreign subsidiaries by approximately $1.3 billion. In addition, the NOPAs included penalties of approximately $260 million. These amounts are exclusive of any interest that may be due. The Company disagrees with the proposed adjustments and is vigorously contesting the NOPAs through available administrative proceedings. However, it remains uncertain whether a resolution can be reached during this phase of the audit, and judicial proceedings may be necessary. If the Company is ultimately unsuccessful in resolving or defending its position, the impact could be material to its financial statements. The statute of limitations for assessments with respect to the 2019 and 2020 federal tax return years expired in June 2024 and October 2024, respectively. The IRS is also currently conducting examinations of the Company’s tax returns for the years 2021 and 2022. In addition, various state and foreign tax examinations are in progress.
13.    (Loss) Earnings Per Share
The calculations of (loss) earnings per share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ and shares in millions except per share amounts)	2026	2025	2026	2025
Net (Loss) Income Attributable to Merck & Co., Inc.	$(1,335)	$4,427	$(5,575)	$9,506
Average common shares outstanding	2,470	2,510	2,471	2,516
Common shares issuable (1)	—	3	—	6
Average common shares outstanding assuming dilution	2,470	2,513	2,471	2,522
Basic (Loss) Earnings per Common Share Attributable to Merck & Co., Inc. Common Shareholders	$(0.54)	$1.76	$(2.26)	$3.78
(Loss) Earnings per Common Share Assuming Dilution Attributable to Merck & Co., Inc. Common Shareholders	$(0.54)	$1.76	$(2.26)	$3.77
(1)    Issuable primarily under share-based compensation plans.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
The Company recorded a net loss for both the second quarter and first six months of 2026; therefore, no potential dilutive common shares were used in the computations of loss per common share assuming dilution because the effects would have been antidilutive. For the second quarter and first six months of 2025, 19 million and 12 million, respectively, of common shares issuable under share-based compensation plans were excluded from the computations of earnings per common share assuming dilution because the effects would have been antidilutive.
14.    Other Comprehensive Income (Loss)
Changes in each component of other comprehensive income (loss) are as follows:

	Three Months Ended June 30,
($ in millions)	Derivatives		Employee Benefit Plans		Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Loss
Balance April 1, 2025, net of taxes	$25		$(2,345)		$(2,645)	$(4,965)
Other comprehensive income (loss) before reclassification adjustments, pretax	(542)		(1)		134	(409)
Tax	114		(1)		(172)	(59)
Other comprehensive income (loss) before reclassification adjustments, net of taxes	(428)		(2)		(38)	(468)
Reclassification adjustments, pretax	23	(1)	(8)	(2)	—	15
Tax	(5)		2		—	(3)
Reclassification adjustments, net of taxes	18		(6)		—	12
Other comprehensive income (loss), net of taxes	(410)		(8)		(38)	(456)
Balance June 30, 2025, net of taxes	$(385)		$(2,353)		$(2,683)	$(5,421)
Balance April 1, 2026, net of taxes	$111		$(1,494)		$(2,677)	$(4,060)
Other comprehensive income (loss) before reclassification adjustments, pretax	41		1		56	98
Tax	(9)		—		(21)	(30)
Other comprehensive income (loss) before reclassification adjustments, net of taxes	32		1		35	68
Reclassification adjustments, pretax	54	(1)	6	(2)	—	60
Tax	(11)		1		—	(10)
Reclassification adjustments, net of taxes	43		7		—	50
Other comprehensive income (loss), net of taxes	75		8		35	118
Balance June 30, 2026, net of taxes	$186		$(1,486)		$(2,642)	$(3,942)

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

	Six Months Ended June 30,
($ in millions)	Derivatives		Employee Benefit Plans		Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Loss
Balance January 1, 2025, net of taxes	$242		$(2,327)		$(2,860)	$(4,945)
Other comprehensive income (loss) before reclassification adjustments, pretax	(743)		(2)		334	(411)
Tax	156		(1)		(157)	(2)
Other comprehensive income (loss) before reclassification adjustments, net of taxes	(587)		(3)		177	(413)
Reclassification adjustments, pretax	(51)	(1)	(18)	(2)	—	(69)
Tax	11		(5)		—	6
Reclassification adjustments, net of taxes	(40)		(23)		—	(63)
Other comprehensive income (loss), net of taxes	(627)		(26)		177	(476)
Balance June 30, 2025, net of taxes	$(385)		$(2,353)		$(2,683)	$(5,421)
Balance January 1, 2026, net of taxes	$(105)		$(1,499)		$(2,683)	$(4,287)
Other comprehensive income (loss) before reclassification adjustments, pretax	209		2		71	282
Tax	(44)		1		(30)	(73)
Other comprehensive income (loss) before reclassification adjustments, net of taxes	165		3		41	209
Reclassification adjustments, pretax	159	(1)	11	(2)	—	170
Tax	(33)		(1)		—	(34)
Reclassification adjustments, net of taxes	126		10		—	136
Other comprehensive income (loss), net of taxes	291		13		41	345
Balance June 30, 2026, net of taxes	$186		$(1,486)		$(2,642)	$(3,942)
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
The Pharmaceutical segment includes human health pharmaceutical and vaccine products. Human health pharmaceutical products consist of therapeutic and preventive agents, generally sold by prescription, for the treatment of human disorders. The Company sells these human health pharmaceutical products primarily to drug wholesalers and retailers, hospitals, government agencies and managed health care providers such as health maintenance organizations, pharmacy benefit managers and other institutions. Human health vaccine products consist of preventive pediatric, adolescent and adult vaccines. The Company sells these human health vaccines primarily to physicians, wholesalers, distributors and government entities. A large component of pediatric and adolescent vaccine sales are made to the U.S. Centers for Disease Control and Prevention Vaccines for Children program, which is funded by the U.S. government. Additionally, the Company sells vaccines to the Federal government for placement into vaccine stockpiles. As a result of changes to the Company’s internal reporting structure, certain costs (including IT related costs) that were previously included in the Pharmaceutical segment are now being included as part of non-segment unallocated expenses within corporate support functions. Prior period Pharmaceutical segment profits have been recast to reflect these changes on a comparable basis.
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

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
Sales of the Company’s products were as follows:

	Three Months Ended June 30,						Six Months Ended June 30,
	2026			2025			2026			2025
($ in millions)	U.S.	Int’l	Total	U.S.	Int’l	Total	U.S.	Int’l	Total	U.S.	Int’l	Total
Pharmaceutical:
Oncology
Keytruda	$4,611	$3,293	$7,904	$4,749	$3,207	$7,956	$9,210	$6,600	$15,810	$9,057	$6,104	$15,161
Keytruda Qlex	395	68	463	—	—	—	501	89	590	—	—	—
Alliance revenue-Lynparza (1)	167	198	365	174	195	370	315	391	706	319	363	682
Alliance revenue-Lenvima (1)	194	90	283	183	83	265	369	170	539	368	155	523
Welireg	214	57	271	138	24	162	366	103	470	261	39	300
Alliance revenue-Reblozyl (2)	98	25	122	88	19	107	226	45	270	189	37	226
Vaccines
Gardasil/Gardasil 9	542	626	1,169	545	581	1,126	1,027	1,211	2,238	1,082	1,371	2,453
ProQuad/M-M-R II/Varivax	438	154	592	481	128	609	847	283	1,130	903	245	1,148
Vaxneuvance	69	80	148	136	93	229	192	158	350	275	184	459
RotaTeq	84	50	134	60	61	121	249	91	340	225	125	349
Capvaxive	138	45	184	129	—	129	256	69	325	235	1	236
Cardiometabolic and Respiratory
Winrevair	522	66	588	323	12	336	999	114	1,114	591	24	615
Ohtuvayre	204	—	204	—	—	—	335	—	335	—	—	—
Alliance revenue-Adempas/Verquvo (3)	112	14	126	108	15	123	221	14	235	205	23	229
Adempas	—	78	78	—	80	80	—	156	156	—	147	147
Infectious Diseases
Bridion	460	37	497	411	50	461	887	82	969	789	113	902
Prevymis	147	148	295	115	113	228	282	285	568	217	219	436
Delstrigo	13	88	101	14	70	83	23	153	176	29	121	150
Zerbaxa	44	34	77	45	29	74	95	64	159	87	57	145
Isentress/Isentress HD	36	24	60	48	38	86	71	49	119	99	77	176
Dificid	11	12	22	83	13	96	35	21	56	155	24	179
Lagevrio	1	3	5	30	52	83	18	15	32	66	119	185
Diabetes
Januvia	149	109	258	216	155	372	401	224	625	561	360	921
Janumet	28	143	171	68	184	251	96	283	378	133	366	498
Other pharmaceutical (4)	150	491	643	184	520	703	317	1,101	1,419	408	1,160	1,568
Total Pharmaceutical segment sales	8,827	5,933	14,760	8,328	5,722	14,050	17,338	11,771	29,109	16,254	11,434	27,688
Animal Health:
Livestock	202	838	1,041	190	771	961	414	1,691	2,105	384	1,501	1,885
Companion Animal	333	402	734	309	376	685	640	821	1,461	617	732	1,349
Total Animal Health segment sales	535	1,240	1,775	499	1,147	1,646	1,054	2,512	3,566	1,001	2,233	3,234
Total segment sales	9,362	7,173	16,535	8,827	6,869	15,696	18,392	14,283	32,675	17,255	13,667	30,922
Other (5)	5	67	72	9	100	110	140	78	218	104	310	413
	$9,367	$7,240	$16,607	$8,836	$6,969	$15,806	$18,532	$14,361	$32,893	$17,359	$13,977	$31,335
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
(4)    Other pharmaceutical primarily reflects sales of other human health pharmaceutical products, including products within the franchises not listed separately. Also reflects total alliance revenue for Koselugo of $10 million and $43 million in the second quarter of 2026 and 2025, respectively, and $171 million and $87 million in the first six months of 2026 and 2025, respectively (see Note 3).
(5)    Other is primarily comprised of miscellaneous corporate revenue, including revenue hedging activities which (decreased) increased sales by $(153) million and $16 million for the six months ended June 30, 2026 and 2025, respectively, as well as revenue from third-party manufacturing arrangements (including sales to Organon & Co.). Other for the six months ended June 30, 2026 and 2025 also includes $132 million and $100 million, respectively, related to milestone payments received by Merck for out-licensing arrangements.
Product sales are recorded net of the provision for discounts, including chargebacks, which are customer discounts that occur when a contracted customer purchases through an intermediary wholesale purchaser, and rebates that are owed based upon definitive contractual agreements or legal requirements with private sector and public sector (Medicaid and Medicare Part D) benefit providers, after the final dispensing of the product by a pharmacy to a benefit plan participant. These discounts, in the aggregate, reduced U.S. sales by $2.5 billion for both the three months ended June 30, 2026 and 2025, and $5.0 billion and $4.7 billion for the six months ended June 30, 2026 and 2025, respectively.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
Consolidated sales by geographic area where derived are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2026	2025	2026	2025
U.S.	$9,367	$8,836	$18,532	$17,359
Europe, Middle East and Africa	3,920	3,659	7,806	7,109
Latin America	875	859	1,749	1,651
Asia Pacific (other than China and Japan)	820	785	1,557	1,474
Japan	577	626	1,132	1,295
China	408	446	797	1,148
Other	640	595	1,320	1,299
	$16,607	$15,806	$32,893	$31,335
A reconciliation of segment profits to (Loss) Income Before Taxes is as follows:

	Three Months Ended June 30,						Six Months Ended June 30,
	2026			2025			2026			2025
($ in millions)	Pharma- ceutical	Animal Health	Total	Pharma- ceutical	Animal Health	Total	Pharma-ceutical	Animal Health	Total	Pharma-ceutical	Animal Health	Total
Segment sales	$14,760	$1,775	$16,535	$14,050	$1,646	$15,696	$29,109	$3,566	$32,675	$27,688	$3,234	$30,922
Less segment costs: (1)
Cost of sales	1,731	715		1,601	659		3,284	1,389		3,174	1,258
Selling, general and administrative	1,437	304		1,367	284		2,750	585		2,611	544
Research and development (2)	—	120		—	110		—	232		—	205
Other segment items (3)	(20)	—		(21)	—		(76)	1		(70)	1
Total segment profits	$11,612	$636	$12,248	$11,103	$593	$11,696	$23,151	$1,359	$24,510	$21,973	$1,226	$23,199
Other profits			30			30			136			231
Unallocated:
Interest income			35			69			70			178
Interest expense			(525)			(305)			(1,004)			(618)
Amortization			(984)			(601)			(1,915)			(1,198)
Depreciation			(513)			(455)			(1,004)			(896)
Research and development			(9,577)			(3,844)			(21,981)			(7,321)
Restructuring costs			(151)			(560)			(346)			(629)
Other unallocated, net			(1,246)			(1,031)			(2,683)			(2,044)
			$(683)			$4,999			$(4,217)			$10,902
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
Pharmaceutical segment profits consist of segment sales less standard costs, as well as selling, general and administrative expenses directly incurred by the segment. Animal Health segment profits consist of segment sales, less all cost of sales, as well as selling, general and administrative expenses and research and development costs directly incurred by the segment. The chief operating decision maker (Merck’s Chief Executive Officer) uses segment profit for the purpose of evaluating performance, allocating resources, informing incentive compensation targets and setting strategic Company goals during the planning and forecasting process. On a quarterly basis, the CEO considers forecast-to-actual variances in segment profit when assessing performance of the segments and making decisions about allocating resources to the segments. For internal management reporting presented to the CEO, Merck does not allocate the remaining cost of sales not included in segment profits as described above, research and development expenses incurred by Merck Research Laboratories, the Company’s research and development division that focuses on human health-related activities, or general and administrative expenses not directly incurred by the segments, nor the cost of financing these activities. Separate divisions maintain responsibility for monitoring and managing these costs, including depreciation related to fixed assets utilized by these divisions and, therefore, they are not included in segment profits. In addition, costs related to restructuring activities, as well as the amortization of intangible assets and the recognition of fair value step-up of inventories are not allocated to segments.
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

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
Equity income from affiliates and depreciation included in segment profits is as follows:

	Three Months Ended June 30,						Six Months Ended June 30,
	2026			2025			2026			2025
($ in millions)	Pharma- ceutical	Animal Health	Total	Pharma- ceutical	Animal Health	Total	Pharma-ceutical	Animal Health	Total	Pharma-ceutical	Animal Health	Total
Equity income from affiliates	$29	$—	$29	$29	$—	$29	$92	$—	$92	$86	$—	$86
Depreciation	1	84	85	1	62	63	2	174	176	2	122	124
Property, plant and equipment, net, by geographic area where located is as follows:

($ in millions)	June 30, 2026	December 31, 2025
U.S.	$15,291	$15,021
Europe, Middle East and Africa	9,076	8,856
Asia Pacific (other than China and Japan)	850	898
China	210	218
Latin America	131	128
Japan	129	144
Other	50	51
	$25,737	$25,316
The Company does not disaggregate assets on a products and services basis for internal management reporting and, therefore, such information is not presented.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Business Development Transactions
Below is a summary of significant business development activity thus far in 2026.
In July 2026, Merck acquired TARGAN, a privately held company developing and commercializing biodevice solutions to improve performance outcomes for the poultry industry, for approximately $650 million. The acquisition is expected to broaden Merck Animal Health’s portfolio in commercial poultry operations with WingScan, an automated solution that uses vision technology for gender identification. This acquisition also brings the capability for a high-speed precision ocular spray technology, which administers respiratory and coccidiosis vaccines, among others, to day-old chicks. In addition, TARGAN has the potential to develop additional biodevices within poultry and other livestock species. Merck recorded an unrealized gain of $71 million to Other (income) expense, net in the second quarter and first six months of 2026 related to an existing investment that Merck held in TARGAN. The Company expects to account for the transaction as a business combination. There are no future contingent payments associated with the acquisition.
In May 2026, Merck acquired Terns Pharmaceuticals, Inc. (Terns), a clinical-stage oncology company, for $6.8 billion (including $606 million of payments to settle share-based equity awards of which $433 million related to unvested equity awards). Through this acquisition, Merck acquired Terns’ lead candidate, MK-4208 (formerly TERN-701), a novel investigational oral allosteric BCR::ABL1 tyrosine kinase inhibitor (TKI) currently being evaluated in a Phase 1/2 trial for patients with Philadelphia chromosome-positive, chronic phase chronic myeloid leukemia previously treated with at least one prior TKI and who experienced treatment failure, suboptimal response or treatment intolerance. The transaction was accounted for as an asset acquisition because MK-4208 accounted for substantially all of the fair value of the gross assets acquired (excluding cash and deferred income taxes). Merck recorded a charge of $5.7 billion to Research and development expenses (which primarily represented acquired in-process research and development [IPR&D] with no alternative future use), or $2.31 per share, in the second quarter and first six months of 2026, as well as net assets of $1.1 billion, including cash of $505 million, investments of $487 million, deferred tax assets of $190 million, and other net liabilities of $105 million. There are no future contingent payments associated with the acquisition.
In January 2026, Merck acquired Cidara Therapeutics, Inc. (Cidara), a biotechnology company developing drug-Fc conjugate (DFC) therapeutics, for $9.2 billion (including $570 million of payments to settle share-based equity awards of which $406 million related to unvested equity awards). Cidara’s lead DFC candidate, MK-1406 (formerly CD388), is a long-acting antiviral designed to prevent seasonal and pandemic influenza. MK-1406 is currently being evaluated in a Phase 3 trial among adult and adolescent participants who are at higher risk of developing complications from influenza. The transaction was accounted for as an asset acquisition because MK-1406 accounted for substantially all of the fair value of the gross assets acquired (excluding cash and deferred income taxes). Merck recorded a charge of $9.0 billion to Research and development expenses (which primarily represented acquired IPR&D with no alternative future use), or $3.62 per share, in the first six months of 2026, as well as net assets of $332 million. Under a previous license agreement between Cidara and J&J Innovative Medicine (a Johnson & Johnson company, previously Janssen Pharmaceuticals, Inc.), which was assumed by Merck, J&J Innovative Medicine is eligible to receive regulatory and sales-based milestones related to MK-1406.
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
In 2022, the U.S. Congress passed the Inflation Reduction Act (IRA), which made significant changes to how drugs are covered and paid for under the Medicare program, including the creation of financial penalties for drugs whose prices rise faster than the rate of inflation, redesign of the Medicare Part D program to require manufacturers to bear more of the liability for certain drug benefits (which went into effect in 2025), and government price-setting for certain Medicare Part D drugs (which went into effect in 2026) and Medicare Part B drugs (starting in 2028). The U.S. Department of Health and Human Services (HHS), through the Centers for Medicare & Medicaid Services (CMS), selected Januvia (sitagliptin) in 2023 for the first year of the IRA’s “Drug Price Negotiation Program” (Program), and selected Janumet (sitagliptin and metformin HCl) and Janumet XR (sitagliptin and metformin HCl extended release) in 2025 for the second year of the IRA’s Program. Pursuant to the IRA’s Program, the government set a price for Januvia, which became effective on January 1, 2026, and set a price for Janumet and Janumet XR, which will become effective on January 1, 2027. In addition, in January 2026, HHS announced that Lenvima (lenvatinib) has been selected for government price setting, the set price for which will become effective on January 1, 2028. Furthermore, the Company expects that Keytruda (pembrolizumab) will be selected in 2027 for government price setting, which would become effective on January 1, 2029; a pending CMS proposed rule may subject Keytruda Qlex (pembrolizumab and berahyaluronidase alfa) to price setting at the same time. Government price setting may also impact pricing in the private market negatively affecting the Company’s performance. The Company has sued the U.S. government regarding the IRA’s Program.
Additionally, increased utilization of the 340B Federal Drug Discount Program and restrictions on the Company’s ability to identify inappropriate discounts are having a negative impact on Company performance. Furthermore, the Executive Branch and Congress continue to discuss legislation designed to control health care costs, including the cost of drugs.

In several international markets, government-mandated pricing actions have reduced prices of generic and patented drugs. In addition, the Company’s sales performance in the first six months of 2026 was negatively affected by other cost-reduction measures taken by governments and other third parties to lower health care costs. In July 2026, the German parliament approved the Statutory Health Insurance Contribution Rate Stabilization Act (GKV-BStabG), a comprehensive health care reform law designed to reduce health insurance expenditures. The legislation introduces significant cost-containment measures that directly impact the pharmaceutical industry, with the majority of the provisions taking effect on January 1, 2027. The Company is currently evaluating the implications of the GKV-BStabG on its business; however, the provisions of this law will exert significant downward pressure on sales in Germany.
The Company anticipates all of these actions and additional actions in the future will continue to negatively affect sales and profits.
In May 2025, the U.S. presidential administration issued an executive order intended to encourage or impose the use of “most-favored-nation” pricing to tie U.S. prescription drug prices to prices in selected comparably developed nations. In July 2025, the Company and other pharmaceutical companies received letters from the U.S. presidential administration with a request to agree to the administration’s “most-favored-nation” drug pricing goals by September 29, 2025. Further to the letter received from the administration, in December 2025, the Company announced that it had entered into a three-year agreement (MFN Agreement) with the U.S government that addressed the four policy goals of the administration’s July letter. The Company is providing Januvia, Janumet and Janumet XR through a direct-to-patient program at affordable prices for eligible patients in the U.S., and will be expanding the program in the future to include Lipfendra (enlicitide). The Company also agreed to offer its existing medicines at discounted prices to Medicaid (excluding certain products) and in June 2026 signed an agreement with CMS to participate in the GENErating cost Reductions fOr U.S. Medicaid (GENEROUS) Model, a voluntary program through which participating state Medicaid agencies receive pricing for certain medications aligned to prices paid in select countries. Additionally, the Company agreed that products launched during the term of the MFN Agreement (with certain exceptions) will be subject to “most-favored-nation” pricing in reference to prices for such products in a specified group of countries (MFN Countries). Finally, the Company agreed to repatriate and share with the Federal government a portion of foreign revenue received by the Company as a result of the government’s successful trade policy efforts. Additionally, the Company reached an agreement with the U.S. Department of Commerce to delay Section 232 tariffs for three years, enabling the Company to make investments in the U.S. to reshore manufacturing for American patients.
Operating Results
Sales

	Three Months Ended June 30,			% Change Excluding Foreign Exchange	Six Months Ended June 30,			% Change Excluding Foreign Exchange
($ in millions)	2026	2025	% Change		2026	2025	% Change
U.S.	$9,367	$8,836	6%	6%	$18,532	$17,359	7%	7%
International	7,240	6,969	4%	2%	14,361	13,977	3%	(1)%
Total	$16,607	$15,806	5%	4%	$32,893	$31,335	5%	3%
U.S. plus international may not equal due to rounding.
Worldwide sales were $16.6 billion and $32.9 billion in the second quarter and first six months of 2026, respectively, representing increases of 5% compared with the same periods of 2025, reflecting growth in oncology, cardiometabolic and respiratory, and animal health, partially offset by declines in diabetes and infectious diseases. Lower sales in vaccines also partially offset revenue growth in the year-to-date period.
Growth in the oncology franchise in the second quarter and first six months of 2026 was largely due to the performance of Keytruda/Keytruda Qlex and Welireg (belzutifan). Higher alliance revenue from Koselugo (selumetinib) resulting from an amendment to the collaboration agreement also contributed to oncology sales growth in the year-to-date period. Sales growth in the cardiometabolic and respiratory franchise was largely attributable to the continued uptake of Winrevair (sotatercept-csrk), as well as the inclusion of sales of Ohtuvayre (ensifentrine) (which was obtained as part of the October 2025 acquisition of Verona Pharma plc [Verona Pharma]). Animal health sales growth was due to the performance of both livestock and companion animal products. The decline in diabetes was primarily due to lower sales of Januvia and Janumet, and the decline in infectious diseases was largely due to lower sales of Lagevrio (molnupiravir) and Dificid (fidaxomicin). The vaccines revenue decline in the year-to-date period was primarily due to lower combined sales of Gardasil (Human Papillomavirus Quadrivalent [Types 6, 11, 16 and 18] Vaccine Recombinant) and Gardasil 9 (Human Papillomavirus 9-valent Vaccine, Recombinant). Additionally, the overall U.S. vaccines market has experienced a contraction negatively affecting sales.
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

Pharmaceutical Segment
Oncology

	Three Months Ended June 30,			% Change Excluding Foreign Exchange	Six Months Ended June 30,			% Change Excluding Foreign Exchange
($ in millions)	2026	2025	% Change		2026	2025	% Change
Keytruda/Keytruda Qlex	$8,366	$7,956	5%	4%	$16,400	$15,161	8%	6%
Alliance Revenue - Lynparza (1)	365	370	(1)%	(2)%	706	682	4%	2%
Welireg	271	162	67%	67%	470	300	57%	56%
Alliance Revenue - Reblozyl (2)	122	107	15%	15%	270	226	20%	20%
Alliance Revenue - Koselugo (3)	10	43	(76)%	(76)%	171	87	96%	96%
* > 100%
(1)    Alliance revenue for Lynparza represents Merck’s share of profits, which are product sales net of cost of sales and commercialization costs (see Note 3 to the condensed consolidated financial statements).
(2)    Alliance revenue for Reblozyl represents royalties (see Note 3 to the condensed consolidated financial statements).
(3)    Alliance revenue for Koselugo in the first six months of 2026 primarily includes a $150 million payment received in connection with an amendment to the collaboration agreement with AstraZeneca in August 2025, which revised the payment structure. Alliance revenue for Koselugo in the second quarter and first six months of 2025 represents Merck’s share of profits, which are product sales net of cost of sales and commercialization costs. (See Note 3 to the condensed consolidated financial statements for more information on this collaboration, including the above referenced amendment.)
Keytruda is an anti-PD-1 (programmed death receptor-1) therapy that has been approved in over 45 indications in the U.S., including 19 tumor types and 2 tumor-agnostic indications, and has similarly been approved in markets worldwide for many of these indications. Keytruda Qlex is a subcutaneously-administered fixed combination of pembrolizumab and berahyaluronidase alfa, which enhances dispersion and permeability to enable subcutaneous administration of pembrolizumab. Keytruda Qlex, which was initially approved by the FDA in September 2025, is approved in the U.S. in solid tumor indications approved for Keytruda. In November 2025, the European Commission (EC) approved a new subcutaneous (SC) route of administration and a new pharmaceutical form (solution for injection) of Keytruda (to be marketed as Keytruda SC) for use across Keytruda indications for adults in Europe. Timing for commercial availability of Keytruda SC in individual European Union (EU) countries for approved indications will vary by country and depend on multiple factors, including the completion of reimbursement procedures and the outcome of litigation with Halozyme, Inc. as discussed in Note 8 to the condensed consolidated financial statements. The Keytruda and Keytruda Qlex clinical development programs include studies across a broad range of cancer types. See “Research and Development Update” below.
Combined global sales of Keytruda/Keytruda Qlex grew 5% and 8% in the second quarter and first six months of 2026, respectively. Sales growth in the U.S. in both periods reflects higher net pricing and increased demand. Additionally, the year-to-date period in 2026 reflects an approximate $250 million favorable impact due to the timing of wholesaler purchases. Demand in the U.S. was driven by higher utilization across earlier-stage indications, including in certain types of triple-negative breast cancer (TNBC), bladder cancer, head and neck squamous cell carcinoma, and cervical cancer, as well as higher demand across multiple metastatic indications, in particular for the treatment of certain types of urothelial cancer. Sales growth in international markets reflects higher demand in urothelial and endometrial cancer metastatic indications, as well as increased uptake in earlier-stage indications, predominately for TNBC, cervical, non-small cell lung cancer (NSCLC), and renal cell carcinoma (RCC). The launch and reimbursement of new indications for Keytruda in the EU continues to have a negative impact on pricing in those markets. In addition, a biosimilar of Keytruda launched in Argentina in 2025 and the Company expects further launches in smaller international markets during 2026. The Company anticipates the impact of biosimilar erosion to Keytruda sales will be immaterial in 2026.
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

February 2026	Japan’s Ministry of Health, Labor and Welfare (MHLW) approval as part of a neoadjuvant and adjuvant treatment regimen with radiotherapy with or without chemotherapy for certain patients with resectable locally advanced head and neck squamous cell carcinoma, based on the KEYNOTE-689 trial.
March 2026
EC approval in combination with paclitaxel, with or without bevacizumab, for the treatment of platinum-resistant epithelial ovarian, fallopian tube or primary peritoneal carcinoma in adults whose tumors express PD-L1 (CPS ≥1) and who have received one or two prior systemic treatment regimens, based on the KEYNOTE-B96 trial.

June 2026
FDA approval in combination with Welireg for the adjuvant treatment of adult patients with RCC with a clear cell component at intermediate-high or high risk of recurrence following nephrectomy, or following nephrectomy and resection of metastatic lesions, based on the LITESPARK-022 trial.

June 2026	EC approval in combination with Padcev (enfortumab vedotin), an antibody-drug conjugate (ADC), as neoadjuvant treatment and then continued after radical cystectomy as adjuvant treatment, for adults with resectable muscle-invasive bladder cancer (MIBC) who are ineligible for cisplatin-containing chemotherapy, based on the KEYNOTE-905 trial.
June 2026	FDA approval in combination with Trodelvy (sacituzumab govitecan-hziy), a trophoblast cell-surface antigen 2 (TROP2)-directed ADC, for the first-line treatment of adult patients with unresectable locally advanced or TNBC whose tumors express PD-L1 (CPS ≥10), based on the KEYNOTE-D19 trial.
June 2026	China's NMPA approval in combination with paclitaxel, with or without bevacizumab, for the treatment of adult patients with platinum-resistant epithelial ovarian, fallopian tube or primary peritoneal cancer whose tumors express PD-L1 (CPS ≥1) and who have received prior first- or second-line systemic therapy, based on the KEYNOTE-B96 trial.
July 2026	FDA approval in combination with Padcev for expanded use as neoadjuvant treatment and then continued after cystectomy as adjuvant treatment for adults with MIBC, including those eligible for cisplatin-containing chemotherapy, based on the KEYNOTE-B15 trial.
Keytruda Qlex (available in some markets as Keytruda SC) received the following regulatory approvals thus far in 2026.

Date	Approval
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

June 2026
FDA approval in combination with Welireg for the adjuvant treatment of adult patients with RCC with a clear cell component at intermediate-high or high risk of recurrence following nephrectomy, or following nephrectomy and resection of metastatic lesions, based on the LITESPARK-022 trial.

June 2026	EC approval in combination with Padcev, an ADC, as neoadjuvant treatment and then continued after radical cystectomy as adjuvant treatment, for adults with resectable MIBC who are ineligible for cisplatin-containing chemotherapy, based on the KEYNOTE-905 trial.
June 2026	FDA approval in combination with Trodelvy (sacituzumab govitecan-hziy), a TROP2-directed ADC, for the first-line treatment of adult patients with unresectable locally advanced or TNBC whose tumors express PD-L1 (CPS ≥10), based on the KEYNOTE-D19 trial.
July 2026	FDA approval in combination with Padcev for expanded use as neoadjuvant treatment and then continued after cystectomy as adjuvant treatment for adults with MIBC, including those eligible for cisplatin-containing chemotherapy, based on the KEYNOTE-B15 trial.
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
Lynparza (olaparib) is an oral poly (ADP-ribose) polymerase (PARP) inhibitor being developed and commercialized as part of a collaboration with AstraZeneca PLC (AstraZeneca) (see Note 3 to the condensed consolidated financial statements). Lynparza is approved for the treatment of certain types of advanced or recurrent ovarian, early or metastatic breast, metastatic pancreatic and metastatic castration-resistant prostate cancers. Alliance revenue related to Lynparza grew 4% in the first six months of 2026 largely due to higher demand in the U.S. and many international markets, partially offset by lower net pricing.
Welireg is approved for the treatment of adult patients with certain von Hippel-Lindau (VHL) disease-associated tumors, certain adult patients with previously treated advanced RCC, and certain patients with pheochromocytoma and paraganglioma. Welireg is also approved in combination with Keytruda or Keytruda Qlex for the adjuvant treatment of certain adult patients with clear cell RCC following nephrectomy. Sales of Welireg rose 67% and 57% in the second quarter and first six months of 2026, respectively, primarily due to higher demand in the U.S. for the advanced RCC indication and continued launch uptake in several international markets, particularly in Japan. Favorable wholesaler purchasing patterns in the U.S. also contributed to sales growth in the second quarter of 2026.
Reblozyl (luspatercept-aamt) is a first-in-class erythroid maturation recombinant fusion protein that is being commercialized through a global collaboration with Bristol-Myers Squibb Company (BMS) (see Note 3 to the condensed consolidated financial statements). Reblozyl is approved for the treatment of anemia in certain rare blood disorders. Alliance revenue related to this collaboration (consisting of royalties) increased 15% and 20% in the second quarter and first six months of 2026, respectively, primarily due to strong underlying sales performance.
Koselugo is an oral, selective MEK inhibitor approved for the treatment of patients with neurofibromatosis type 1 who have symptomatic inoperable plexiform neurofibromas. Koselugo is part of a collaboration with AstraZeneca. Alliance revenue related to Koselugo declined 76% in the second quarter of 2026 due to an amendment to the collaboration agreement with AstraZeneca in August 2025 that (subject to an annual election by AstraZeneca) discontinued the revenue and cost sharing provisions of the collaboration, and revised the payment structure. The increase in alliance revenue in the first six months of 2026 was due to a $150 million payment received in the first quarter of 2026 in connection with the above reference amendment to the collaboration agreement, partially offset by the related discontinuation of the profit sharing. See Note 3 to the condensed consolidated financial statements for additional information.
Vaccines

	Three Months Ended June 30,			% Change Excluding Foreign Exchange	Six Months Ended June 30,			% Change Excluding Foreign Exchange
($ in millions)	2026	2025	% Change		2026	2025	% Change
Gardasil/Gardasil 9	$1,169	$1,126	4%	3%	$2,238	$2,453	(9)%	(10)%
ProQuad	235	273	(14)%	(15)%	434	395	10%	8%
M-M-R II	96	95	1%	1%	201	264	(24)%	(25)%
Varivax	260	240	8%	8%	495	489	1%	—%
Vaxneuvance	148	229	(35)%	(36)%	350	459	(24)%	(26)%
Capvaxive	184	129	42%	40%	325	236	38%	36%
In January 2026, the acting director of the U.S. Centers for Disease Control and Prevention (CDC) announced changes to the child and adolescent immunization schedule (January announcement), reducing the number of routinely recommended vaccinations and creating three new categories: immunizations recommended for all children; immunizations recommended for certain high-risk groups or populations; and immunizations based on shared clinical decision-making. Immunizations recommended for all children include vaccines for measles, mumps, rubella, polio, pertussis, tetanus, diphtheria, Haemophilus influenzae type B (Hib), pneumococcal disease, human papillomavirus (HPV), and chickenpox (varicella). Immunizations recommended for certain high-risk groups or populations include respiratory syncytial virus (RSV), hepatitis A, hepatitis B, and dengue. Immunizations recommended based on shared clinical decision-making include rotavirus, hepatitis A, and hepatitis B. HHS has stated that immunizations for all of the diseases covered by the previous immunization schedule will still be available to anyone who wants them through Affordable Care Act insurance plans and federal insurance programs, including Medicaid, the Children’s Health Insurance Program, and the Vaccines For Children (VFC) program. Additionally, the trade association representing U.S. health insurers (AHIP) announced that its member health plans would continue to cover all immunizations that had been recommended by the CDC’s Advisory Committee on Immunization Practices (ACIP) as of September 1, 2025, with no cost-sharing for patients through the end of 2027. On March 16, 2026, a federal district court in Massachusetts issued a preliminary injunction staying, among other things, the immunization schedule changes in the CDC’s January announcement. The government is appealing the district court ruling to the U.S. Court of Appeals for the First Circuit.
Combined worldwide sales of Gardasil and Gardasil 9, vaccines to help prevent certain cancers and other diseases caused by certain types of HPV, grew 4% in the second quarter of 2026 due to higher demand in Asia Pacific and Europe, as well as favorable timing of tenders in Europe, partially offset by lower demand in certain other international markets. Combined worldwide sales of Gardasil and Gardasil 9 declined 9% in the first six months of 2026 primarily driven by lower demand in China (discussed below) and in Japan, reflecting in part that the last date to initiate the first dose in Japan’s national immunization program catch-up cohort was in March 2025. The year-to-date sales decline also reflects lower sales in the U.S. primarily due to unfavorable CDC purchasing patterns and lower demand, partially offset by higher net pricing. The sales decline in the first six months of 2026 was partially offset by higher demand in Europe and other markets in the Asia Pacific region. As previously disclosed, the Company suspended shipments to China in February 2025 given lower demand and elevated channel inventory levels in China. In April 2026, the Company entered into a revised supply contract with its distributor and commercialization partner in China, Chongqing Zhifei Biological Products Co., Ltd. In the second quarter of 2026, the Company began making limited shipments to China; however, revenue associated with the revised supply contract is expected to be immaterial in 2026.
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

Global sales of ProQuad (Measles, Mumps, Rubella and Varicella Virus Vaccine Live), a pediatric combination vaccine to help protect against measles, mumps, rubella and varicella, decreased 14% in the second quarter of 2026 and increased 10% in the first six months of 2026. As a result of manufacturing delays, in January 2025, the Company borrowed doses of ProQuad from the CDC Pediatric Vaccine Stockpile. The Company partially replenished the borrowing in the second quarter of 2025 resulting in a benefit to U.S. ProQuad sales of $24 million in that period; the net effect of the borrowing and partial replenishment resulted in a net reduction to U.S. ProQuad sales of $49 million for the first six months of 2025. The Company replenished the remainder of the borrowing later in 2025. Additionally, lower demand in the U.S. in the second quarter and first six months of 2026 was partially offset by higher demand in certain European markets. Worldwide sales of M-M-R II (Measles, Mumps and Rubella Virus Vaccine Live), a vaccine to help protect against measles, mumps and rubella declined 24% in the first six months of 2026 primarily due to lower demand in the U.S. Global sales of Varivax (Varicella Virus Vaccine Live), a vaccine to help prevent chickenpox (varicella), increased 8% and 1% in the second quarter and first six months of 2026, respectively, primarily due to unfavorable CDC stockpile activity in the prior year as noted below, higher net pricing in the U.S., and higher demand in several international markets, partially offset by lower demand in the U.S. and Latin America.
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
Worldwide sales of Vaxneuvance (Pneumococcal 15-valent Conjugate Vaccine), a vaccine to help protect against invasive pneumococcal disease (IPD) caused by certain serotypes, declined 35% and 24% in the second quarter and first six months of 2026, respectively, primarily due to $60 million of favorable CDC stockpile activity in the U.S. in the prior year. The impact to Vaxneuvance sales from CDC stockpile activity in 2025 was offset by a drawdown of CDC stockpile inventory for Varivax (noted above) and RotaTeq (Rotavirus Vaccine, Live Oral, Pentavalent), which resulted in a net neutral transaction. Lower demand in the U.S. and the Asia Pacific region due to competition also contributed to the sales declines in the second quarter and first six months of 2026. Merck is a party to license agreements pursuant to which the Company pays royalties on net sales of Vaxneuvance. Under the most significant of these agreements, Merck pays a royalty of 7.25% on net sales of Vaxneuvance through 2026; this royalty will decline to 2.5% on net sales from 2027 through 2035. The royalty expenses are included in Cost of sales.
Sales of Capvaxive (Pneumococcal 21-valent Conjugate Vaccine), a vaccine for the prevention of IPD and pneumococcal pneumonia caused by certain serotypes in individuals 18 years of age and older, and for the prevention of IPD caused by those serotypes in certain children and adolescents 2 to 17 years of age at increased risk, grew 42% and 38% in the second quarter and first six months of 2026, respectively. Sales growth was largely due to launch uptake in certain international markets, particularly in Europe and the Asia Pacific region, as well as continued uptake in the U.S. Sales growth in the U.S. in the year-to-date period was negatively impacted by a reduction in wholesaler inventory. Capvaxive was approved in the U.S. in June 2024, in the EU in March 2025 and in Japan in August 2025 for use in adults. In June 2026, the FDA approved an expanded IPD indication for Capvaxive to include children and adolescents aged 2 through 17 years who have completed a primary pediatric pneumococcal vaccination series and have one or more chronic medical conditions that put them at an increased risk for pneumococcal disease. The EC approved a similar indication expansion in April 2026. The expanded approvals were based on data from the STRIDE-13 trial. Merck is a party to license agreements pursuant to which the Company pays royalties on net sales of Capvaxive. Under the terms of the most significant of these agreements, Merck pays a royalty of 7.25% on net sales of Capvaxive through 2026; this royalty will decline to 2.5% on net sales from 2027 through 2035. The royalty expenses are included in Cost of sales.
Enflonsia (clesrovimab-cfor) is a preventive, long-acting monoclonal antibody, for the prevention of RSV lower respiratory tract disease in neonates (newborns) and infants who are born during or entering their first RSV season. Enflonsia was approved in the U.S. in June 2025, in the EU in April 2026, and in Japan and China in June 2026, based on results from the CLEVER and SMART clinical trials. The timing for availability of Enflonsia in individual EU countries will vary by country and depend on multiple factors, including the completion of reimbursement procedures. Sales of Enflonsia were $2 million and $3 million in the second quarter and first six months of 2026, respectively, reflecting the seasonal nature of the product and continued high levels of RSV monoclonal antibody inventory in the market; however, the Company anticipates that shipments will increase in the second half of 2026.

Cardiometabolic and Respiratory

	Three Months Ended June 30,			% Change Excluding Foreign Exchange	Six Months Ended June 30,			% Change Excluding Foreign Exchange
($ in millions)	2026	2025	% Change		2026	2025	% Change
Winrevair	$588	$336	75%	75%	$1,114	$615	81%	81%
Ohtuvayre	204	—	—	—	335	—	—	—
Alliance Revenue - Adempas/Verquvo (1)	126	123	3%	3%	235	229	3%	3%
Adempas	78	80	(2)%	(4)%	156	147	6%	1%
(1) Alliance revenue for Adempas and Verquvo represents Merck’s share of profits from sales in Bayer AG’s marketing territories, which are product sales net of cost of sales and commercialization costs (see Note 3 to the condensed consolidated financial statements).
Winrevair is an activin signaling inhibitor indicated for the treatment of adults with pulmonary arterial hypertension (PAH) (World Health Organization [WHO] Group 1 pulmonary hypertension) to improve exercise capacity and WHO functional class, and reduce the risk of clinical worsening events including hospitalization for PAH, lung transplantation and death. Sales of Winrevair rose 75% and 81% in the second quarter and first six months of 2026, respectively, largely due to continued uptake in the U.S. and early launch uptake in certain international markets, particularly in Japan and Europe. Winrevair was originally approved in the U.S. in March 2024, in the EU in August 2024, and in Japan in June 2025 (where it is being marketed as Airwin). Winrevair was approved for expanded indications in PAH based on the ZENITH trial in the U.S. in October 2025 and in the EU in January 2026. Winrevair is the subject of a licensing agreement pursuant to which Merck pays a 22% royalty on net sales of Winrevair to BMS. The royalty expenses are included in Cost of sales.
Ohtuvayre is an inhaled phosphodiesterases 3 and 4 (PDE3 and PDE4) inhibitor, which was approved in the U.S. in June 2024 for the maintenance treatment of chronic obstructive pulmonary disease (COPD) in adults. Ohtuvayre was obtained in conjunction with Merck’s October 2025 acquisition of Verona Pharma. Sales in the second quarter of 2026 reflect a benefit from the timing of specialty pharmacy purchases in the U.S., which is expected to unwind in the third quarter of 2026.
Adempas (riociguat) and Verquvo (vericiguat) are part of a worldwide collaboration with Bayer AG (Bayer) to market and develop soluble guanylate cyclase (sGC) modulators (see Note 3 to the condensed consolidated financial statements). Adempas is approved for the treatment of certain types of PAH and chronic pulmonary hypertension. Verquvo is approved to reduce the risk of cardiovascular death and heart failure hospitalization following a hospitalization for heart failure or need for outpatient intravenous diuretics in adults with symptomatic chronic heart failure and reduced ejection fraction. Alliance revenue from the collaboration grew 3% in the first six months of 2026 primarily reflecting higher demand in Bayer’s marketing territories. The Company expects alliance revenue to decline for the full year of 2026 reflecting the loss of market exclusivity for Adempas in the U.S. Revenue also includes sales of Adempas and Verquvo in Merck’s marketing territories. Sales of Adempas in Merck’s marketing territories increased 6% in the first six months of 2026 largely due to higher demand.
In July 2026, the FDA approved Lipfendra tablets as an adjunct to diet and exercise to reduce low-density lipoprotein cholesterol (LDL-C) in adults with hypercholesterolemia, including heterozygous familial hypercholesterolemia (HeFH). Lipfendra is a novel macrocyclic peptide and is the first FDA-approved oral PCSK9 inhibitor shown to lower LDL-C, also known as bad cholesterol. The approval was based on the CORALreef Lipids and CORALreef HeFH clinical trials.
Infectious Diseases

	Three Months Ended June 30,			% Change Excluding Foreign Exchange	Six Months Ended June 30,			% Change Excluding Foreign Exchange
($ in millions)	2026	2025	% Change		2026	2025	% Change
Bridion	$497	$461	8%	8%	$969	$902	7%	7%
Prevymis	295	228	29%	28%	568	436	30%	27%
Dificid	22	96	(77)%	(77)%	56	179	(69)%	(69)%
Lagevrio	5	83	(95)%	(95)%	32	185	(82)%	(83)%
Global sales of Bridion (sugammadex), for the reversal of two types of neuromuscular blocking agents used during surgery, grew 8% and 7% in the second quarter and first six months of 2026, respectively, as higher demand and pricing in the U.S. was partially offset by lower demand in most international markets due to generic competition. Bridion lost market exclusivity in the U.S. in July 2026. The Company anticipates U.S. sales of Bridion to decline in future periods, depending upon the availability of generic supply. The Company expects to discontinue U.S. sales of Bridion in 2027 as generic market supply stabilizes.
Worldwide sales of Prevymis (letermovir), a medicine for prophylaxis (prevention) of cytomegalovirus (CMV) infection and disease in certain high risk adult and pediatric recipients of an allogenic hematopoietic stem cell transplant and for prophylaxis of CMV disease in certain high risk adult and pediatric recipients of a kidney transplant, grew 29% and 30% in the second quarter and first six months of 2026, respectively, primarily due to higher demand in the U.S. and certain European markets, reflecting in part the launch of new indications.

Worldwide sales of Dificid, a medicine for the treatment of C. difficile-associated diarrhea, declined 77% and 69% in the second quarter and first six months of 2026, respectively, due to generic competition in the U.S. Dificid lost market exclusivity in the U.S. in July 2025; accordingly, the Company is experiencing a significant decline in U.S. sales of Dificid and expects the decline to continue.
Lagevrio is an investigational oral antiviral COVID-19 medicine being developed in a collaboration with Ridgeback Biotherapeutics LP (see Note 3 to the condensed consolidated financial statements). Sales of Lagevrio decreased 95% and 82% in the second quarter and first six months of 2026, respectively, largely due to lower demand in Japan and the U.S. driven primarily by declining COVID-19 cases. The Company expects the Lagevrio sales decline to continue during 2026. In the U.S., where Lagevrio remains in Phase 3 development and is marketed under an Emergency Use Authorization (EUA), the Secretary of HHS provided advance notice on June 29, 2026 that the declaration supporting the EUAs pursuant to which Lagevrio and certain other COVID-19 drug and biologic products are marketed will terminate, effective June 29, 2027. Based on the Secretary’s June 2026 determination and advance notice of termination, the Company is working with the FDA to develop a plan for disposition of Lagevrio in the U.S. by June 29, 2027. U.S. sales of Lagevrio were $18 million in the first six months of 2026.
In April 2026, the FDA approved Idvynso, a once-daily, two-drug single-tablet regimen of doravirine, a non-nucleoside reverse transcriptase inhibitor, and islatravir, a next-generation nucleoside analog reverse transcriptase inhibitor, for the treatment of HIV-1 infection in adults to replace the current antiretroviral regimen in those who are virologically suppressed (HIV-1 RNA less than 50 copies per mL) on a stable antiretroviral regimen with no history of virologic treatment failure and no known substitutions associated with resistance to doravirine. Idvynso was also approved in Japan for these patients in March 2026. The approvals were based on the MK-8591A-051 and MK-8591A-052 clinical trials.
Diabetes

	Three Months Ended June 30,			% Change Excluding Foreign Exchange	Six Months Ended June 30,			% Change Excluding Foreign Exchange
($ in millions)	2026	2025	% Change		2026	2025	% Change
Januvia/Janumet	$429	$623	(31)%	(31)%	$1,003	$1,419	(29)%	(30)%
Worldwide combined sales of Januvia and Janumet, medicines that help lower blood sugar levels in adults with type 2 diabetes, declined 31% and 29% in the second quarter and first six months of 2026, respectively, primarily due to lower sales in the U.S. reflecting ongoing volume declines due to competitive pressure and lower net pricing. The sales declines were also attributable to lower demand in China and ongoing generic competition in most other international markets. Januvia and Janumet lost market exclusivity in the U.S. in May 2026 and Janumet XR lost market exclusivity in the U.S. in July 2026. The Company expects that it will lose a substantial portion of U.S. sales of Januvia, Janumet and Janumet XR sales in future periods due to generic competition.
Animal Health Segment

	Three Months Ended June 30,			% Change Excluding Foreign Exchange	Six Months Ended June 30,			% Change Excluding Foreign Exchange
($ in millions)	2026	2025	% Change		2026	2025	% Change
Livestock	$1,041	$961	8%	6%	$2,105	$1,885	12%	7%
Companion Animal	734	685	7%	5%	1,461	1,349	8%	4%
	$1,775	$1,646	8%	5%	$3,566	$3,234	10%	6%
Sales of livestock products grew 8% and 12% in the second quarter and first six months of 2026, respectively, primarily due to higher demand for ruminant and poultry products.
Sales of companion animal products grew 7% and 8% in the second quarter and first six months of 2026, respectively, primarily due to new product launches, partially offset by lower demand for other products in the portfolio. Sales of the Bravecto (fluralaner) line of products were $359 million in the second quarter of 2026, representing growth of 7%, or 4% excluding the effect of foreign exchange, compared with the second quarter of 2025. Sales of the Bravecto line of products were $738 million in the first six months of 2026, representing growth of 11%, or 7% excluding the effect of foreign exchange, compared with the same period of 2025.
In July 2026, Merck acquired TARGAN, a privately held company developing and commercializing biodevice solutions to improve performance outcomes for the poultry industry. See Note 2 to the condensed consolidated financial statements for more information.
In February 2026, the FDA approved Numelvi (atinvicitinib tablets), the first and only second-generation Janus kinase (JAK) inhibitor indicated for the control of pruritus associated with allergic dermatitis in dogs six months of age and older.

Costs, Expenses and Other

	Three Months Ended June 30,			Six Months Ended June 30,
($ in millions)	2026	2025	% Change	2026	2025	% Change
Cost of sales	$4,395	$3,557	24%	$8,590	$6,976	23%
Selling, general and administrative	2,904	2,649	10%	5,604	5,202	8%
Research and development	9,741	4,048	*	22,333	7,669	*
Restructuring costs	151	560	(73)%	346	629	(45)%
Other (income) expense, net	99	(7)	*	237	(43)	*
	$17,290	$10,807	60%	$37,110	$20,433	82%
* > 100%
Cost of Sales
Cost of sales increased 24% and 23% in the second quarter and first six months of 2026, respectively. Cost of sales includes the amortization of intangible assets recorded in connection with acquisitions, collaborations, and licensing arrangements, which totaled $984 million and $599 million in the second quarter of 2026 and 2025, respectively, and $1.9 billion and $1.2 billion in the first six months of 2026 and 2025, respectively. Additionally, cost of sales in the second quarter and first six months of 2026 include an $83 million and $166 million impact, respectively, for the recognition of fair value step-up of inventories related to the October 2025 acquisition of Verona Pharma. Also included in cost of sales are expenses associated with restructuring activities, which amounted to $184 million and $165 million in the second quarter of 2026 and 2025, respectively, and $421 million and $201 million in the first six months of 2026 and 2025, respectively, primarily reflecting accelerated depreciation and asset impairment charges related to manufacturing facilities to be fully or partially closed or divested, as well as contractual termination costs. Separation costs associated with manufacturing-related headcount reductions have been incurred and are reflected in Restructuring costs as discussed below.
Gross margin was 73.5% in the second quarter of 2026 compared with 77.5% in the second quarter of 2025. Gross margin was 73.9% in the first six months of 2026 compared with 77.7% in the first six months of 2025. The gross margin decline in both periods was primarily due to higher amortization of intangible assets, higher inventory write-downs (primarily vaccines), increased restructuring costs, and the recognition of fair value step-up of inventories related to the October 2025 acquisition of Verona Pharma, partially offset by the favorable effect of product mix.
Selling, General and Administrative
Selling, general and administrative (SG&A) expenses increased 10% and 8% in the second quarter and first six months of 2026, respectively, primarily due to higher administrative costs (including investments in IT), higher promotional and selling costs in support of product launches, and the unfavorable impact of foreign exchange.
Research and Development
Research and development (R&D) expenses increased to $9.7 billion and $22.3 billion in the second quarter and first six months of 2026, respectively, compared with $4.0 billion and $7.7 billion in the second quarter and first six months of 2025, respectively. The increase in both periods was primarily due to higher charges for business development activity.
Significant charges for business development activity in 2026 include:
•$5.7 billion for the acquisition of Terns (second quarter and first six months of 2026)
•$9.0 billion for the acquisition of Cidara (first six months of 2026)
Significant charges for business development activity in 2025 include:
•$200 million for a license agreement with Jiangsu Hengrui Pharmaceuticals Co., Ltd. (Hengrui Pharma) (second quarter and first six months of 2025)
•$100 million for the achievement of a developmental milestone related to the 2024 EyeBiotech Limited (EyeBio) acquisition (first six months of 2025)
The increase in R&D expenses in both the second quarter and first six months of 2026 was also attributable to higher clinical development spending and the unfavorable effect of foreign exchange. The increases were partially offset by a $200 million and $400 million reduction in R&D expenses in the second quarter and first six months of 2026, respectively, as part of the funding agreement with Blackstone Life Sciences (Blackstone). See Note 2 to the condensed consolidated financial statements for more information on the acquisitions of Terns and Cidara, the license agreement with Hengrui Pharma, as well as the Blackstone funding agreement.
R&D expenses consist of the costs directly incurred by Merck Research Laboratories (MRL), the Company’s research and development division that focuses on human health-related activities, which were $2.8 billion and $5.3 billion in the second quarter and first six months of 2026, respectively, (inclusive of a $200 million and $400 million benefit, respectively, from the Blackstone funding agreement noted above) and $2.8 billion and $5.3 billion for the second quarter and first six months of 2025, respectively. Also included in R&D expenses are Animal Health research costs, upfront and milestone payments for collaboration and licensing agreements (including the charges related to Hengrui Pharma and EyeBio noted above), charges for transactions accounted for as asset acquisitions (including the charges for the acquisitions of Terns and Cidara noted above), and costs incurred by other divisions in support of R&D activities, including depreciation, production, and general and administrative, which in the aggregate were $7.0 billion and $1.2 billion for the second quarter of 2026 and 2025, respectively, and $17.0 billion and $2.3 billion for the first six months of 2026 and 2025, respectively.
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
Restructuring costs of $151 million and $560 million for the second quarter of 2026 and 2025, respectively, and $346 million and $629 million in the first six months of 2026 and 2025, respectively, primarily include separation and other costs associated with these restructuring activities. Separation costs incurred were associated with actual headcount reductions, as well as estimated expenses under existing severance programs for involuntary headcount reductions that were probable and could be reasonably estimated. Other expenses in Restructuring costs include facility shut-down and other related costs, as well as employee-related costs such as curtailment, settlement, and termination charges associated with pension and other postretirement benefit plans and share-based compensation plan costs. For segment reporting, restructuring costs are unallocated expenses.
Additional costs associated with the Company’s restructuring activities are included in Cost of sales, Selling, general and administrative expenses and Research and development costs. The Company recorded aggregate pretax costs of $334 million and $779 million in the second quarter of 2026 and 2025, respectively, and $800 million and $884 million in the first six months of 2026 and 2025, respectively, related to restructuring program activities. See Note 4 to the condensed consolidated financial statements for additional details.
Other (Income) Expense, Net
Other (income) expense, net, was $99 million of expense in the second quarter of 2026 compared with $7 million of income in the second quarter of 2025. Other (income) expense, net, was $237 million of expense in the first six months of 2026 compared with $43 million of income in the first six months of 2025. The unfavorable period-over-period changes were primarily due to higher net interest expense, partially offset by higher net income from investments in equity securities.
For details on the components of Other (income) expense, net see Note 11 to the condensed consolidated financial statements.

Segment Profits
	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions)	2026	2025	2026	2025
Pharmaceutical segment profits	$11,612	$11,103	$23,151	21,973
Animal Health segment profits	636	593	1,359	1,226
Non-segment activity	(12,931)	(6,697)	(28,727)	(12,297)
(Loss) Income Before Taxes	$(683)	$4,999	$(4,217)	$10,902

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
Taxes on Income
The income tax provision of $654 million for the second quarter of 2026 on a pretax loss of $683 million, resulted in an effective income tax rate of (95.9)%. The second quarter 2026 effective income tax rate reflects a 108.9 percentage point unfavorable impact of the charge for the acquisition of Terns, which had no tax benefit, partially offset by the favorable impacts of jurisdictional mix of income and expense. The income tax provision of $1.4 billion for the first six months of 2026 on a pretax loss of $4.2 billion, resulted in an effective income tax rate of (32.3)%. The effective income tax rate for the first six months of 2026 reflects a 45.3 percentage point combined unfavorable impact of the charges for the acquisitions of Cidara and Terns, which had no tax benefits, partially offset by the favorable impacts of jurisdictional mix of income and expense.
The effective income tax rates of 11.4% and 12.7% for the second quarter and first six months of 2025, respectively, reflect a 2.9 percentage point favorable impact and a 1.4 percentage point favorable impact, respectively, due to $146 million of tax benefits resulting primarily from favorable audit reserve adjustments. The effective income tax rates in both the second quarter and first six months of 2025 also reflect the favorable impacts of jurisdictional mix of income and expense, as well as certain discrete items.
The Internal Revenue Service (IRS) is currently conducting examinations of the Company’s tax returns for the years 2017 and 2018, including the one-time transition tax enacted under the Tax Cuts and Jobs Act of 2017. In April 2025, Merck received Notices of Proposed Adjustment (NOPAs) that would increase the amount of the one-time transition tax on certain undistributed earnings of foreign subsidiaries by approximately $1.3 billion. In addition, the NOPAs included penalties of approximately $260 million. These amounts are exclusive of any interest that may be due. The Company disagrees with the proposed adjustments and is vigorously contesting the NOPAs through available administrative proceedings. However, it remains uncertain whether a resolution can be reached during this phase of the audit, and judicial proceedings may be necessary. If the Company is ultimately unsuccessful in resolving or defending its position, the impact could be material to its financial statements. The statute of limitations for assessments with respect to the 2019 and 2020 federal tax return years expired in June 2024 and October 2024, respectively. The IRS is also currently conducting examinations of the Company’s tax returns for the years 2021 and 2022. In addition, various state and foreign tax examinations are in progress.
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

A reconciliation between GAAP financial measures and non-GAAP financial measures is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in millions except per share amounts)	2026	2025	2026	2025
(Loss) income before taxes as reported under GAAP	$(683)	$4,999	$(4,217)	$10,902
Increase (decrease) for excluded items:
Acquisition- and divestiture-related costs	1,090	594	2,136	1,241
Restructuring costs	334	779	800	884
Income from investments in equity securities, net	(191)	(61)	(371)	(168)
Non-GAAP income (loss) before taxes	550	6,311	(1,652)	12,859
Income tax provision as reported under GAAP	654	571	1,363	1,388
Estimated tax benefit on excluded items (1)	228	227	476	340
Tax benefits resulting primarily from favorable audit reserve adjustments	—	146	—	146
Non-GAAP income tax provision	882	944	1,839	1,874
Non-GAAP net (loss) income	(332)	5,367	(3,491)	10,985
Less: Net (loss) income attributable to noncontrolling interests as reported under GAAP	(2)	1	(5)	8
Non-GAAP net (loss) income attributable to Merck & Co., Inc.	$(330)	$5,366	$(3,486)	$10,977
EPS assuming dilution as reported under GAAP (2)(3)	$(0.54)	$1.76	$(2.26)	$3.77
EPS difference	0.41	0.37	0.85	0.58
Non-GAAP EPS assuming dilution (2)(3)	$(0.13)	$2.13	$(1.41)	$4.35
(1)    The estimated tax impact on the excluded items is determined by applying the statutory rate of the originating territory of the non-GAAP adjustments.
(2)    GAAP and non-GAAP EPS were negatively affected in the second quarter and first six months of 2026 by charges of $2.31 and $5.93 per share, respectively, for transactions accounted for as asset acquisitions. GAAP and non-GAAP EPS were negatively affected in both the second quarter and first six months of 2025 by a charge of $0.07 per share for an upfront payment related to a license agreement. See “Business Development Transactions” above for additional information.
(3)    The Company recorded a net loss on both a GAAP and non-GAAP basis for both the second quarter and first six months of 2026; therefore, no potential dilutive common shares were used in the computations of loss per common share assuming dilution because the effects would have been antidilutive.
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
Certain Other Items
Non-GAAP (loss) income and non-GAAP EPS exclude certain other items. These items are adjusted for after evaluating them on an individual basis, considering their quantitative and qualitative aspects. Typically, these items are unusual in nature, significant to the results of a particular period or not indicative of future operating results. Excluded from non-GAAP income and non-GAAP EPS in 2025 are tax benefits resulting primarily from favorable audit reserve adjustments.
Research and Development Update
The Company currently has several candidates under regulatory review in the U.S. and internationally.
Idvynso, MK-8591A, a once-daily, oral two-drug regimen of doravirine, a non-nucleoside reverse transcriptase inhibitor, and islatravir, a next-generation nucleoside analog reverse transcriptase inhibitor, for the treatment of certain adults with HIV-1 infection is under review in the EU. The application is based on findings from the Phase 3 MK-8591A-051 and

MK-8591A-052 clinical trials in adults whose HIV-1 infection is virologically suppressed on antiretroviral therapy, as well as on the MK-8591A-053 clinical trial in previously untreated adults.
MK-2400, ifinatamab deruxtecan (I-DXd), an investigational, potential first-in-class B7-H3 directed DXd ADC, is under priority review in the U.S. for the treatment of adult patients with previously treated extensive-stage small cell lung cancer who experienced disease progression on or after platinum-based chemotherapy. The FDA set a Prescription Drug User Fee Act (PDUFA) target action date of October 10, 2026. The Biologics License Application is based on results from the Phase 2 IDeate-Lung01 trial. I-DXd is being developed as part of a collaboration with Daiichi Sankyo.
MK-0616, Lipfendra, a once-daily oral PCSK9 inhibitor, is under review in the EU for the treatment of adults with primary hypercholesterolemia or mixed dyslipidemia. The application is based on the Phase 3 CORALreef Lipids, CORALreef HeFH, and CORALreef AddOn studies. Lipfendra also is under review in China.
MK-3475, Keytruda, is an anti-PD-1 therapy available for intravenous administration. MK-3475A, Keytruda Qlex, combines pembrolizumab with berahyaluronidase alfa to enhance dispersion and permeability to enable subcutaneous administration. Keytruda and Keytruda Qlex each are approved for the treatment of many cancers and continue to be studied in additional Phase 3 trials. In the EU and certain other international markets, Keytruda Qlex is approved as a subcutaneous route of administration and pharmaceutical form of Keytruda. Keytruda is under review:
•In Japan, in combination with chemotherapy with or without bevacizumab for the treatment of certain patients with platinum-resistant recurrent ovarian cancer. The application is based on data from the Phase 3 KEYNOTE-B96 trial.
•In Japan, in combination with Padcev as neoadjuvant treatment, then continued after radical cystectomy as adjuvant treatment, for patients with MIBC who are ineligible for cisplatin-based chemotherapy. The application is based on data from the Phase 3 KEYNOTE-905 trial conducted in collaboration with Pfizer Inc. (Pfizer) and Astellas.
•In the EU and Japan, in combination with Padcev as neoadjuvant treatment, then continued after radical cystectomy as adjuvant treatment, for patients with MIBC who are eligible for cisplatin-based chemotherapy. The applications are based on data from the Phase 3 KEYNOTE-B15 trial conducted in collaboration with Pfizer and Astellas.
•In the EU, in combination with chemotherapy with or without radiation, for the adjuvant treatment of newly diagnosed, mismatch repair deficient endometrial cancer in adults who are at high risk of recurrence. The application is based on data from the Phase 3 KEYNOTE-B21 trial.
MK-6482, Welireg, Merck’s first-in-class oral hypoxia-inducible factor-2 alpha (HIF-2α) inhibitor, is under review:
•In the EU, in combination with Keytruda for the adjuvant treatment of certain patients with clear cell RCC following nephrectomy. The application is based on data from the Phase 3 LITESPARK-022 trial.
•In the U.S. and EU, in combination with MK-7902, Lenvima, an orally available multiple receptor TKI, for the treatment of certain previously treated patients with advanced RCC. In the U.S., the FDA set a PDUFA date of October 4, 2026. The supplemental applications for Welireg and Lenvima are based on data from the Phase 3 LITESPARK-011 trial. In Japan, the combination is under review for Lenvima. Lenvima is being developed as part of a collaboration with Eisai Co., Ltd.
MK-7962, Winrevair, an activin signaling inhibitor for the treatment of adults with PAH (WHO Group 1 pulmonary hypertension), is under review by the FDA in connection with a proposed update to the U.S. product label based on the results of the Phase 3 HYPERION trial. The FDA set a PDUFA date of September 21, 2026. Additionally, in March 2026, the Company announced the presentation of positive data from the Phase 2, proof-of-concept CADENCE trial of Winrevair; the Company intends to proceed with Phase 3 development of Winrevair for the treatment of adults with the syndrome of combined post- and precapillary pulmonary hypertension and heart failure with preserved ejection fraction.
The Company announced topline results from three studies evaluating MK-7240, tulisokibart, an investigational humanized monoclonal antibody targeting tumor necrosis factor-like cytokine 1A (TL1A). The Phase 3 ATLAS-UC induction-only study (MK-7240-001, Study 2) in patients with moderately to severely active ulcerative colitis met its primary endpoint of clinical remission according to the Modified Mayo Score at week 12, as well as key secondary endpoints; a Phase 3 ATLAS-UC study evaluating induction and maintenance treatment in this population (MK-7240-001, Study 1) is ongoing and results from both studies will be presented at an upcoming scientific congress. Additionally, a Phase 2 study in hidradenitis suppurativa met its primary and key secondary endpoints. A Phase 2 study in systemic sclerosis-associated interstitial lung disease did not meet its primary endpoint, with no new safety concerns identified; the study will be discontinued and, following detailed review of these Phase 2 data, the Company will determine next steps with respect to this indication. Additional Phase 3 and Phase 2 studies of tulisokibart in immune-mediated inflammatory diseases are ongoing.
The Company is collaborating with the National Cancer Institute (NCI) of the U.S. National Institutes of Health and with Agencia Costarricense de Investigaciones Biomédicas to extend the Costa Rica ESCUDDO clinical trial evaluating efficacy of a single dose of HPV vaccine against cervical persistent infection with HPV types 16 and 18 in females ages 12-16 years at vaccination. The Company’s funding and scientific contribution to this five-year extension of the study is expected to help address data gaps on longer term durability of protection and effectiveness of a single dose of HPV vaccine against cervical persistent infection and disease endpoints in females. As the FDA and European Medicines Agency (EMA) have identified, additional data gaps remain concerning single-dose efficacy in males and effectiveness of a single-dose HPV vaccine regimen compared with the approved three-dose regimen. The ESCUDDO extension is expected to initiate in the third quarter of 2026. Additionally, based on evaluation of feedback from the FDA and EMA on the Company’s proposed single-dose prospective clinical trial designs for V503, Gardasil 9, the Company will not proceed with those trials due to the operational infeasibility of designing studies that meet rigorous evidentiary standards required to support a change to the labeled dosing regimen.
The Company, in collaboration with Gilead Sciences, Inc., is discontinuing the Phase 3 KEYNOTE-D46/EVOKE-03 study investigating Trodelvy in combination with Keytruda compared to Keytruda monotherapy in certain patients with previously untreated metastatic NSCLC whose tumors expressed PD-L1 (tumor proportion score ≥50%). The decision is based on the recommendation from the external Data Monitoring Committee following its review of the data from the pre-specified final analysis of progression-free survival and interim analysis of overall survival. The safety profile of the combination was consistent with the known safety of each agent, with no new safety signals identified, and there are no changes to ongoing Company studies.
MK-4482, Lagevrio, the Company’s investigational oral antiviral medicine for the treatment of mild to moderate COVID-19 in certain adults who are at risk for progressing to severe disease, is available in the U.S. under an EUA initially granted by the FDA in December 2021 in response to the COVID-19 pandemic. On June 29, 2026, the Secretary of HHS determined that circumstances no longer exist justifying the authorization of emergency use of drugs and biological products during the COVID-19 pandemic and provided advance notice that the declaration supporting the EUA for Lagevrio will terminate, effective June 29, 2027. Lagevrio remains in Phase 3 development, and the Company does not anticipate FDA approval of a New Drug Application for Lagevrio prior to the June 29, 2027 termination date. Based on the Secretary’s June 2026 determination and advance notice of termination, the Company is working with the FDA to develop a plan for disposition of Lagevrio in the U.S. by June 29, 2027.
In June 2026, the Company, along with other pharmaceutical companies, received a letter from the Chairman of the U.S. House of Representatives Select Committee on China inquiring about the Company’s conduct of clinical trials and related activities in China. The Company is working with the Committee to respond to its questions.
The chart below reflects the Company’s research pipeline as of August 5, 2026. Candidates shown in Phase 3 include the date such candidate entered into Phase 3 development. Candidates shown in Phase 2 include the most advanced compound with a specific mechanism or, if listed compounds have the same mechanism, they are each currently intended for commercialization in a given therapeutic area. Small molecules and biologics generally are given MK-number designations and vaccine candidates generally are given V-number designations. Except as otherwise noted, candidates in Phase 1, additional indications in the same therapeutic area (other than with respect to cancer, immunology and certain other indications) and additional claims, line extensions or formulations for in-line products are not shown.

Phase 2
Alzheimer’s Disease
MK-2214
Atherosclerosis
MK-7262
Cancer
MK-1022 (patritumab deruxtecan)(1)
Bladder
Cervical
Endometrial
Esophageal
Gastric
Hepatocellular
Melanoma
Non-Small Cell Lung
Ovarian
Pancreatic
Prostate
MK-1045
Hematological Malignancies
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
Small Cell Lung
MK-6070 (gocatamig)(1)
Small Cell Lung
MK-6482 Welireg
Breast
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
MK-5475 (frespaciguat)
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
Melanoma (July 2023)
Non-Small Cell Lung (December 2023)
COVID-19
     MK-4482 Lagevrio (U.S.) (May 2021)(1)(2)
Dengue Fever Virus Vaccine
V181 (June 2025)
Diabetic Macular Edema
MK-3000 (remigromig)(3)
HIV-1 Infection
MK-8591D (islatravir+lenacapavir) (October 2024)(1)(4)
HIV-1 Pre-Exposure Prophylaxis
MK-8527 (alimatravir) (July 2025)
Immunology
MK-7240 (tulisokibart)
Crohn’s Disease (June 2024)
Ulcerative Colitis (October 2023)
Influenza
MK-1406 (September 2025)
Neovascular Age-Related Macular Degeneration
MK-8748(5)

New Molecular Entities
HIV-1 Infection
MK-8591A Idvynso (EU)

Previously Treated Extensive-Stage Small Cell Lung Cancer
MK-2400 (ifinatamab deruxtecan) (U.S.)(1)

Primary Hypercholesterolemia or Mixed Dyslipidemia
MK-0616 Lipfendra (EU)

Certain Supplemental Filings
Cancer
MK-3475 Keytruda
• Platinum-Resistant Recurrent Ovarian Cancer
(KEYNOTE-B96) (JPN)
• Cisplatin-Ineligible Muscle Invasive Bladder Cancer
(KEYNOTE-905) (JPN)
• Cisplatin-Eligible Muscle Invasive Bladder Cancer
(KEYNOTE-B15) (EU) (JPN)
• Newly Diagnosed High-Risk Endometrial Cancer
(KEYNOTE-B21) (EU)

MK-6482 Welireg
• Clear Cell Renal Cell Carcinoma Following Nephrectomy
(LITESPARK-022) (EU)(6)
• Previously Treated Advanced Renal Cell Carcinoma
(LITESPARK-011) (U.S.) (EU) (JPN)(1)(7)

Pulmonary Arterial Hypertension
MK-7962 Winrevair (HYPERION) (U.S.)

Footnotes:
(1) Being developed in a collaboration.
(2) Available in the U.S. under Emergency Use Authorization, which will terminate effective June 29, 2027.
(3) Program is in Phase 2/3 studies, the first of which commenced in August 2024.
(4) On FDA partial clinical hold for higher doses of islatravir than those used in current clinical trials.
(5) Program is in Phase 2/3 studies, the first of which commenced in March 2026.
(6) Under review for combination use with Keytruda.
(7) Under review in Japan for Lenvima, used in combination with Welireg.

Analysis of Liquidity and Capital Resources

($ in millions)	June 30, 2026	December 31, 2025
Cash and investments	$8,363	$15,521
Working capital	8,948	15,189
Total debt to total liabilities and equity	41.5%	36.0%
Cash provided by operating activities was $9.3 billion in the first six months of 2026 compared with $5.8 billion in the first six months of 2025. Cash provided by operating activities continues to be the Company’s primary source of funds to finance operating needs, with excess cash serving as the primary source of funds to finance business development transactions, capital expenditures, dividends paid to shareholders and treasury stock purchases. Larger business development transactions may be funded with a combination of cash from operating activities and debt.
Cash used in investing activities was $15.8 billion in the first six months of 2026 compared with $2.3 billion in the first six months of 2025. The higher use of cash in investing activities was primarily due to the acquisitions of Cidara and Terns, partially offset by lower purchases of securities and other investments, higher proceeds from sales of securities and other investments, and lower capital expenditures (driven in part by the acquisition of a facility from WuXi Vaccines in 2025).
Cash used in financing activities was $1.2 billion in the first six months of 2026 compared with $9.3 billion in the first six months of 2025. The lower use of cash in financing activities was primarily due to proceeds from a term loan, proceeds from the issuance of long-term debt, lower payments on long-term debt, lower purchases of treasury stock and higher proceeds from the exercise of stock options, partially offset by the repayment of the term loan and higher dividends paid to shareholders.
In April 2026, Merck entered into a delayed draw term loan credit agreement (Credit Agreement) pursuant to which the lenders committed (subject to satisfaction of certain conditions set forth in the Credit Agreement) to provide Merck with financing under a 364-day term loan facility in an aggregate amount not to exceed $6.0 billion. The Company drew down the full

$6.0 billion of funds under the facility to fund a portion of the approximately $6.8 billion cash consideration for the acquisition of Terns. The Company has since repaid borrowings under the Credit Agreement.
In May 2026, the Company issued $6.0 billion aggregate principal amount of senior unsecured notes consisting of $500 million of floating rate notes due 2028, $1.0 billion of 4.30% notes due 2028, $500 million of 4.65% notes due 2031, $1.0 billion of 4.95% notes due 2033, $1.5 billion of 5.20% notes due 2036, $500 million of 5.75% notes due 2046, and $1.0 billion of 5.85% notes due 2056. The Company used the net proceeds from the offering to repay borrowings under the Credit Agreement as noted above.
In January 2026 and February 2026, the Company’s $135 million, 6.30% debentures, and its $1.0 billion, 0.75% notes, respectively, matured in accordance with their terms and were repaid. In February 2025, the Company’s $2.5 billion, 2.75% notes matured in accordance with their terms and were repaid.
Dividends paid to stockholders were $4.2 billion and $4.1 billion in the first six months of 2026 and 2025, respectively. In January 2026, Merck’s Board of Directors declared a quarterly dividend of $0.85 per share on the Company’s outstanding common stock for the second quarter of 2026 that was paid in April 2026. In May 2026, Merck’s Board of Directors declared a quarterly dividend of $0.85 per share on the Company’s outstanding common stock for the third quarter of 2026 that was paid in July 2026.
In January 2025, Merck’s Board of Directors authorized purchases of up to $10 billion of Merck’s common stock for its treasury. The treasury stock purchase authorization has no time limit and will be made over time in open-market transactions, block transactions on or off an exchange, or in privately negotiated transactions. During the first six months of 2026, the Company purchased $1.6 billion (14 million shares) of its common stock for its treasury under this program. The Company expects to repurchase approximately $3.0 billion of treasury shares under this program during 2026. As of June 30, 2026, the Company’s remaining share repurchase authorization was $5.7 billion.
The Company has a $6.0 billion credit facility that matures in May 2031. The facility provides backup liquidity for the Company’s commercial paper borrowing facility and is to be used for general corporate purposes. The Company has not drawn funding from this facility.
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
Item 4. Controls and Procedures
Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures over financial reporting. Based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2026, the Company’s disclosure controls and procedures are effective. For the second quarter of 2026, there were no changes in internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer purchases of equity securities for the three months ended June 30, 2026 were as follows:
ISSUER PURCHASES OF EQUITY SECURITIES

				($ in millions)
Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
April 1 - April 30	2,038,900	$116.77	2,038,900	$6,209
May 1 - May 31	2,105,318	$114.24	2,105,318	$5,968
June 1 - June 30	1,957,209	$118.81	1,957,209	$5,736
Total	6,101,427	$116.55	6,101,427
(1) Shares purchased during the period were made as part of a plan approved by the Board of Directors in January 2025 to purchase up to $10 billion of Merck’s common stock for its treasury.
Item 5. Other Information
Insider Trading Arrangements
During the three months ended June 30, 2026, none of the Company’s directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each item is defined in Item 408 of Regulation S-K.

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

MERCK & CO., INC.

Date: August 7, 2026	/s/ Jennifer Zachary
JENNIFER ZACHARY
Executive Vice President and General Counsel

Date: August 7, 2026	/s/ Dalton Smart
DALTON SMART
Senior Vice President Finance - Global Controller