Form 10-Q
period 2026-09-30
Merck & Co., Inc.
filed 2026-11-04
CIK 310158

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
The number of shares of common stock outstanding as of the close of business on October 31, 2026: 2,465,245,688

Part I - Financial Information
Item 1. Financial Statements
MERCK & CO., INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited, $ in millions except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Sales	$18,085	$17,276	$50,978	$48,611
Costs, Expenses and Other
Cost of sales	4,892	3,855	13,482	10,831
Selling, general and administrative	2,886	2,633	8,491	7,835
Research and development	4,537	4,234	26,871	11,903
Restructuring costs	184	47	530	676
Other (income) expense, net	27	(238)	262	(281)
	12,526	10,531	49,636	30,964
Income Before Taxes	5,559	6,745	1,342	17,647
Income Tax Provision	492	958	1,855	2,346
Net Income (Loss)	5,067	5,787	(513)	15,301
Less: Net Income (Loss) Attributable to Noncontrolling Interests	2	2	(3)	10
Net Income (Loss) Attributable to Merck & Co., Inc.	$5,065	$5,785	$(510)	$15,291
Basic Earnings (Loss) per Common Share Attributable to Merck & Co., Inc. Common Shareholders	$2.05	$2.32	$(0.21)	$6.09
Earnings (Loss) per Common Share Assuming Dilution Attributable to Merck & Co., Inc. Common Shareholders	$2.04	$2.32	$(0.21)	$6.08

MERCK & CO., INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, $ in millions)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net Income (Loss) Attributable to Merck & Co., Inc.	$5,065	$5,785	$(510)	$15,291
Other Comprehensive Income (Loss) Net of Taxes:
Net unrealized (loss) gain on derivatives, net of reclassifications	(47)	170	244	(457)
Benefit plan net gain and prior service credit, net of amortization	70	74	83	48
Cumulative translation adjustment	31	(25)	72	152
	54	219	399	(257)
Comprehensive Income (Loss) Attributable to Merck & Co., Inc.	$5,119	$6,004	$(111)	$15,034
 The accompanying notes are an integral part of these condensed consolidated financial statements.

MERCK & CO., INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited, $ in millions except per share amounts)

	September 30, 2026	December 31, 2025
Assets
Current Assets
Cash and cash equivalents	$9,550	$14,565
Short-term investments	100	—
Accounts receivable (net of allowance for doubtful accounts of $108 in 2026 and $97 in 2025)	12,744	11,775
Inventories (excludes inventories of $6,341 in 2026 and $5,681 in 2025 classified in Other assets - see Note 6)	6,164	6,658
Other current assets	10,383	10,518
Total current assets	38,941	43,516
Investments	1,603	956
Property, Plant and Equipment, at cost, net of accumulated depreciation of $22,402 in 2026 and $21,914 in 2025	25,904	25,316
Goodwill	21,951	21,579
Other Intangibles, Net	24,476	26,681
Other Assets	19,898	18,818
	$132,773	$136,866
Liabilities and Equity
Current Liabilities
Loans payable and current portion of long-term debt	$4,088	$2,589
Trade accounts payable	5,031	4,404
Accrued and other current liabilities	13,239	14,468
Income taxes payable	4,309	4,726
Dividends payable	2,134	2,140
Total current liabilities	28,801	28,327
Long-Term Debt	49,689	46,750
Deferred Income Taxes	1,460	1,439
Other Noncurrent Liabilities	7,877	7,688
Merck & Co., Inc. Stockholders’ Equity
Common stock, $0.50 par value Authorized - 6,500,000,000 shares Issued - 3,577,103,522 shares in 2026 and 2025	1,788	1,788
Other paid-in capital	45,362	45,029
Retained earnings	66,223	73,075
Accumulated other comprehensive loss	(3,888)	(4,287)
	109,485	115,605
Less treasury stock, at cost: 1,110,329,221 shares in 2026 and 1,102,476,756 shares in 2025	64,592	62,999
Total Merck & Co., Inc. stockholders’ equity	44,893	52,606
Noncontrolling Interests	53	56
Total equity	44,946	52,662
	$132,773	$136,866
The accompanying notes are an integral part of this condensed consolidated financial statement.

MERCK & CO., INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited, $ in millions)

	Nine Months Ended September 30,
	2026	2025
Cash Flows from Operating Activities
Net (loss) income	$(513)	$15,301
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Amortization	2,972	1,820
Depreciation	1,906	1,552
Income from investments in equity securities, net	(811)	(563)
Charges for research and development asset acquisitions	13,811	—
Deferred income taxes	(1,471)	(846)
Share-based compensation	852	615
Other	219	393
Net changes in assets and liabilities	(1,119)	(4,657)
Net Cash Provided by Operating Activities	15,846	13,615
Cash Flows from Investing Activities
Capital expenditures	(2,924)	(3,079)
Purchases of securities and other investments	(522)	(1,207)
Proceeds from sales of securities and other investments	1,708	1,632
Acquisition of Cidara Therapeutics, Inc., net of cash acquired	(8,779)	—
Acquisition of Terns Pharmaceuticals, Inc., net of cash acquired	(5,842)	—
Acquisition of TARGAN, net of cash acquired	(630)	—
Other	(142)	114
Net Cash Used in Investing Activities	(17,131)	(2,540)
Cash Flows from Financing Activities
Proceeds from term loan	6,000	—
Payments on term loan	(6,000)	—
Proceeds from issuance of debt	5,956	5,962
Payments on debt	(1,145)	(2,501)
Dividends paid to stockholders	(6,348)	(6,158)
Purchases of treasury stock	(2,284)	(3,832)
Proceeds from exercise of stock options	447	45
Other	(277)	(189)
Net Cash Used in Financing Activities	(3,651)	(6,673)
Effect of Exchange Rate Changes on Cash, Cash Equivalents and Restricted Cash	(102)	540
Net (Decrease) Increase in Cash, Cash Equivalents and Restricted Cash	(5,038)	4,942
Cash, Cash Equivalents and Restricted Cash at Beginning of Year (includes restricted cash of $125 and $76 at January 1, 2026 and 2025, respectively, included in Other current assets)	14,690	13,318
Cash, Cash Equivalents and Restricted Cash at End of Period (includes restricted cash of $102 and $91 at September 30, 2026 and 2025, respectively, included in Other current assets)	$9,652	$18,260
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
2.    Acquisitions, Research Collaborations and License Agreements
The Company continues to pursue acquisitions and the establishment of external alliances such as research collaborations and license agreements to complement its internal research capabilities. These arrangements often include upfront payments; expense reimbursements or payments to the third party; milestone, royalty or profit share arrangements contingent upon the occurrence of certain future events linked to the success of the asset in development; and can also include option and continuation payments. The Company also reviews its marketed products and pipeline to examine candidates which may provide more value through out-licensing and, as part of its portfolio assessment process, may also divest certain assets. Pro forma financial information for acquired businesses is not presented if the historical financial results of the acquired entity are not significant when compared with the Company’s financial results.
2026 Transactions
In September 2026, Merck and SciBrunch Therapeutics Co., Ltd. (SciBrunch) closed an exclusive license agreement for MK-2690 (SPR2015), a potent and selective novel, investigational, preclinical, molecular glue KRAS G12D (ON) inhibitor, targeting cancers and tumors characterized by the KRAS G12D mutation. Under the agreement, SciBrunch granted Merck exclusive rights to develop, manufacture and commercialize MK-2690 (SPR2015) worldwide. The Company recorded a charge to Research and development expenses of $400 million in the third quarter and first nine months of 2026 for the upfront payment, which is expected to be paid in the fourth quarter of 2026. SciBrunch is also eligible to receive future contingent development-related milestone payments of up to $170 million, regulatory milestone payments of up to $310 million, and, if approved, sales-based milestone payments of up to $1.25 billion.
In July 2026, Merck acquired TARGAN, a privately held company developing and commercializing biodevice solutions to improve performance outcomes for the poultry industry, for $647 million. The acquisition will broaden Merck Animal Health’s portfolio in commercial poultry operations with WingScan, an automated solution that uses vision technology for gender identification. This acquisition also brings the capability for a high-speed precision ocular spray technology, which administers respiratory and coccidiosis vaccines, among others, to day-old chicks. In addition, TARGAN has the potential to develop additional biodevices within poultry and other livestock species. Merck recorded a realized gain of $68 million to Other (income) expense, net in the first nine months of 2026 related to an existing investment that Merck held in TARGAN. There are no future contingent payments associated with the acquisition, which was accounted for as a business combination. The estimated fair values of assets acquired and liabilities assumed from the TARGAN business (which are considered preliminary) consist of an intangible asset of $275 million for the WingScan technology, goodwill of $362 million, and other net assets of $10 million. The estimated fair value of the intangible asset for the WingScan technology was determined using an income approach, specifically the multi-period excess earnings method. The future probability-weighted net cash flows were discounted to present value utilizing a discount rate of 9.25%. Actual cash flows are likely to be different than those assumed. The intangible asset related to the WingScan technology will be amortized over an estimated useful life of 13 years. The goodwill recognized, which was allocated to the Animal Health segment, is largely attributable to anticipated synergies expected to arise after the acquisition and is not deductible for tax purposes.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
In June 2026, the U.S. Food and Drug Administration (FDA) approved Welireg (belzutifan) in combination with Keytruda (pembrolizumab) or Keytruda Qlex (pembrolizumab and berahyaluronidase alfa) for the adjuvant treatment of certain adult patients with clear cell renal cell carcinoma (RCC) following nephrectomy. The approval of this combination therapy triggered a $50 million regulatory milestone payment to former Peloton Therapeutics, Inc. (Peloton) shareholders, which was made in the third quarter of 2026. Additionally, following FDA approval, the Company determined that it was probable that sales of Welireg in the future would trigger a $100 million sales-based milestone payment from Merck to former Peloton shareholders. Also, in September 2026, the FDA approved Welireg in combination with Lenvima (lenvatinib) for the treatment of certain previously treated adult patients with advanced clear cell RCC. Following this FDA approval, the Company determined it was probable that sales of Welireg would trigger an additional $200 million sales-based milestone payment from Merck to former Peloton shareholders. Accordingly, the Company has recorded $300 million of non-current liabilities for these potential future sales-based milestone payments. In addition, Merck recorded a $447 million increase to the intangible asset related to Welireg (included in Other Intangibles, Net) associated with these regulatory and sales-based milestones. The intangible asset is being amortized over its estimated useful life through August 2031. Merck also recorded $123 million and $182 million of cumulative amortization catch-up expense to Cost of sales in the third quarter and first nine months of 2026, respectively, related to the recognition of the sales-based milestones. Former Peloton shareholders remain eligible to receive up to $700 million of sales-based milestones, which are not deemed by the Company to be probable at this time.
In May 2026, Merck acquired Terns Pharmaceuticals, Inc. (Terns), a clinical-stage oncology company, for $6.8 billion (including $606 million of payments to settle share-based equity awards of which $433 million related to unvested equity awards). Through this acquisition, Merck acquired Terns’ lead candidate, MK-4208 (formerly TERN-701), a novel investigational oral allosteric BCR::ABL1 tyrosine kinase inhibitor (TKI) currently being evaluated in a Phase 1/2 trial for patients with Philadelphia chromosome-positive, chronic phase chronic myeloid leukemia previously treated with at least one prior TKI and who experienced treatment failure, suboptimal response or treatment intolerance. The transaction was accounted for as an asset acquisition because MK-4208 accounted for substantially all of the fair value of the gross assets acquired (excluding cash and deferred income taxes). Merck recorded a charge of $5.7 billion to Research and development expenses (which primarily represented acquired in-process research and development [IPR&D] with no alternative future use) in the first nine months of 2026, as well as net assets of $1.1 billion, including cash of $505 million, investments of $487 million, deferred tax assets of $190 million, and other net liabilities of $105 million. There are no future contingent payments associated with the acquisition.
In January 2026, Merck acquired Cidara Therapeutics, Inc. (Cidara), a biotechnology company developing drug-Fc conjugate (DFC) therapeutics, for $9.2 billion (including $570 million of payments to settle share-based equity awards of which $406 million related to unvested equity awards). Cidara’s lead DFC candidate, MK-1406 (formerly CD388), is a long-acting antiviral designed to prevent seasonal and pandemic influenza. MK-1406 is currently being evaluated in a Phase 3 trial among adult and adolescent participants who are at higher risk of developing complications from influenza. The transaction was accounted for as an asset acquisition because MK-1406 accounted for substantially all of the fair value of the gross assets acquired (excluding cash and deferred income taxes). Merck recorded a charge of $9.0 billion to Research and development expenses (which primarily represented acquired IPR&D with no alternative future use) in the first nine months of 2026, as well as net assets of $332 million. Under a previous license agreement between Cidara and J&J Innovative Medicine (a Johnson & Johnson company, previously Janssen Pharmaceuticals, Inc.), which was assumed by Merck, J&J Innovative Medicine is eligible to receive up to $105 million in regulatory milestones and up to $455 million in sales-based milestones related to MK-1406.
2025 Transactions
In October 2025, Merck and Blackstone Life Sciences (Blackstone) entered into a funding arrangement under which Blackstone will pay Merck $700 million in the fourth quarter of 2026 (which is non-refundable, subject to the termination provisions of the agreement) to fund a portion of the Company’s development costs for MK-2870, sacituzumab tirumotecan (sac-TMT), expected to be incurred throughout 2026. Under the terms of the agreement, Merck recognized $200 million and $600 million of funding in the third quarter and first nine months of 2026, respectively, as a reduction to Research and development expenses, as well as a corresponding $600 million receivable from Blackstone, which is included in Other current assets. Upon receipt of regulatory approval for an indication in the U.S. for first-line triple-negative-breast cancer (TroFuse-011 trial), Blackstone will be eligible to receive low-to-mid single-digit royalties on net sales of sac-TMT subsequent to such approval across all approved indications in Merck’s marketing territories. Sac-TMT is an investigational trophoblast cell-surface antigen 2 (TROP2)-directed antibody drug conjugate (ADC) being developed as part of an exclusive license and collaboration agreement with Sichuan Kelun-Biotech Biopharmaceutical Co., Ltd. (Kelun-Biotech) that is currently in clinical development for the treatment of a variety of cancers. The agreement between Merck and Kelun-Biotech with respect to sac-TMT is unchanged by the agreement with Blackstone. Merck retained decision-making authority and control over the development, manufacturing, and commercial activities relating to sac-TMT provided for in the agreement with Kelun-Biotech, and Blackstone did not receive any rights to sac-TMT.
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
In May 2025, Merck and Jiangsu Hengrui Pharmaceuticals Co., Ltd. (Hengrui Pharma) closed an exclusive license agreement for MK-7262 (HRS-5346), an investigational oral small molecule Lipoprotein(a) inhibitor. Under the agreement, Hengrui Pharma granted Merck exclusive rights to develop, manufacture and commercialize MK-7262 (HRS-5346) worldwide, excluding the Greater China region. The agreement provided for an upfront payment of $200 million, which was recorded as a

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
charge to Research and development expenses in the first nine months of 2025. Hengrui Pharma is also eligible to receive contingent developmental milestone payments of up to $92.5 million (of which $30 million was triggered and recorded as a charge to Research and development expenses in the third quarter of 2026), regulatory milestone payments of up to $177.5 million and, if approved, sales-based milestone payments of up to $1.5 billion, as well as tiered royalties ranging from a mid-single-digit rate to a low-double-digit rate on future net sales of MK-7262 (HRS-5346).
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
Profits from Lynparza product sales generated through monotherapies or combination therapies are shared equally. AstraZeneca is the principal in Lynparza sales transactions. Merck records its share of Lynparza product sales, net of cost of sales and commercialization costs, as alliance revenue, and its share of development costs associated with the collaboration as part of Research and development expenses. Reimbursements received from AstraZeneca for research and development expenses are recognized as reductions to Research and development costs.
The initial collaboration agreement also included the joint development and commercialization of AstraZeneca’s Koselugo (selumetinib) for multiple indications, with revenues, costs and profits being accounted for similar to Lynparza. In August 2025, Merck and AstraZeneca amended the terms of the original collaboration agreement, which resulted in the discontinuation of the revenue and cost sharing provisions of the collaboration and the simplification of the governance structure related to Koselugo. In exchange, Merck received a $150 million upfront payment (which was recorded within Sales as alliance revenue in the third quarter of 2025) and $150 million in February 2026 (which was recorded within Sales as alliance revenue in the first quarter of 2026). Merck may also receive $150 million in the first quarter of 2027 and $100 million in the first quarter of 2028, subject to an annual election by AstraZeneca in January of each year as discussed below. Additionally, the amended agreement provided for Merck to receive contingent regulatory milestone payments of up to $175 million in the aggregate, all of which were triggered in 2025 and recorded within Sales as alliance revenue. Of these milestone amounts, $50 million was received from AstraZeneca in the second quarter of 2026, $50 million is due in the third quarter of 2027, and $75 million is due in the third quarter of 2028. The Company also receives tiered royalties ranging from 6% to 7% on net sales (which are included within Sales as alliance revenue). Merck remains eligible to receive future contingent payments for the achievement of sales-based milestones of up to $235 million. AstraZeneca has the option in January 2027 or January 2028 to revert to the income and cost sharing terms of the original agreement (in which case any future annual, contingent milestone, and royalty payments referenced above would no longer be due) although Merck would retain any payments made by AstraZeneca prior to the exercise of that option and any amounts due from AstraZeneca would remain payable to Merck.
As part of the initial collaboration agreement, Merck made an upfront payment to AstraZeneca and also made payments over a multi-year period for certain license options. In addition, the initial collaboration agreement provides for contingent payments from Merck to AstraZeneca related to the successful achievement of sales-based and regulatory milestones. In the first nine months of 2025, Merck made sales-based milestone payments aggregating $700 million to AstraZeneca (related to the original collaboration agreement) of which $600 million related to Lynparza and $100 million related to Koselugo (both of which had been previously accrued for). Potential future sales-based milestone payments of $2.0 billion have not yet been accrued as they are not deemed by the Company to be probable at this time. The partners have agreed that no future regulatory milestone payments from Merck to AstraZeneca are likely.
The intangible asset balances related to Lynparza and Koselugo (which reflect the capitalized sales-based and regulatory milestone payments attributed to each product) were $599 million and $30 million, respectively, at September 30, 2026 and are included in Other Intangibles, Net. The assets are being amortized over their estimated useful lives (through 2028 for Lynparza and through 2029 for Koselugo) as supported by projected future cash flows, subject to impairment testing.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
Summarized financial information related to this collaboration is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2026	2025	2026	2025
Alliance revenue - Lynparza	$352	$379	$1,059	$1,061
Alliance revenue - Koselugo (1)	13	214	183	301
Total alliance revenue	$365	$593	$1,242	$1,362

Cost of sales (2)	84	84	253	253
Selling, general and administrative	21	31	70	103
Research and development	5	3	19	31

($ in millions)			September 30, 2026	December 31, 2025
Receivables from AstraZeneca included in Other current assets (3)			$417	$451
Receivables from AstraZeneca included in Other assets (3)			75	125
Payables to AstraZeneca included in Accrued and other current liabilities			4	6
(1)    Amount in the first nine months of 2026 includes $150 million related to an amendment of the collaboration agreement noted above. Amounts in both the third quarter and first nine months of 2025 include a $150 million upfront payment and a $50 million regulatory milestone triggered as a result of the collaboration agreement amendment noted above.
(2)    Represents amortization of capitalized milestone payments.
(3)    Includes milestone receivables.
Eisai Co., Ltd.
In 2018, Merck and Eisai Co., Ltd. (Eisai) announced a strategic collaboration for the worldwide co-development and co-commercialization of Lenvima, an orally available TKI discovered by Eisai. Under the agreement, Merck and Eisai are developing and commercializing Lenvima jointly, both as monotherapy and in combination with Keytruda or Welireg. Eisai records Lenvima product sales globally (Eisai is the principal in Lenvima sales transactions) and Merck and Eisai share applicable profits equally. Merck records its share of Lenvima product sales, net of cost of sales and commercialization costs, as alliance revenue. Expenses incurred during co-development are shared by the two companies in accordance with the collaboration agreement and reflected in Research and development expenses. Certain expenses incurred solely by Merck or Eisai are not shareable under the collaboration agreement, including costs incurred in excess of agreed upon caps, and costs related to certain combination studies of Keytruda and Lenvima, as well as Welireg and Lenvima.
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
The intangible asset balance related to Lenvima (which includes capitalized sales-based and regulatory milestone payments) was $162 million at September 30, 2026 and is included in Other Intangibles, Net. The amount is being amortized over its estimated useful life through 2029 as supported by projected future cash flows, subject to impairment testing.
Summarized financial information related to this collaboration is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2026	2025	2026	2025
Alliance revenue - Lenvima	$287	$258	$826	$781

Cost of sales (1)	13	60	39	181
Selling, general and administrative	29	33	84	99
Research and development	—	2	2	10

($ in millions)			September 30, 2026	December 31, 2025
Receivables from Eisai included in Other current assets			$287	$271
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

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
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
The intangible asset balances related to Adempas (which includes the acquired intangible asset balance, as well as capitalized sales-based milestone payments attributed to Adempas) and Verquvo (which reflects the portion of the final sales-based milestone payment that was attributed to Verquvo) were $169 million and $33 million, respectively, at September 30, 2026 and are included in Other Intangibles, Net. The assets are being amortized over their estimated useful lives (through 2027 for Adempas and through 2031 for Verquvo) as supported by projected future cash flows, subject to impairment testing.
Summarized financial information related to this collaboration is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2026	2025	2026	2025
Alliance revenue - Adempas/Verquvo	$118	$112	$353	$340
Net sales of Adempas recorded by Merck	78	82	234	229
Net sales of Verquvo recorded by Merck	10	12	28	33
Total sales	$206	$206	$615	$602

Cost of sales (1)	68	71	202	190
Selling, general and administrative	11	22	34	80
Research and development	9	11	36	55

($ in millions)			September 30, 2026	December 31, 2025
Receivables from Bayer included in Other current assets			$174	$167
Payables to Bayer included in Accrued and other current liabilities			89	81
(1)    Includes amortization of intangible assets, cost of products sold by Merck, as well as Bayer’s share of profits from sales in Merck’s marketing territories.
Ridgeback Biotherapeutics LP
In 2020, Merck and Ridgeback Biotherapeutics LP (Ridgeback), a closely held biotechnology company, entered into a collaboration agreement to develop Lagevrio (molnupiravir), an investigational orally available antiviral candidate for the treatment of patients with COVID-19. Merck gained exclusive worldwide rights to develop and commercialize Lagevrio and related molecules. Under the terms of the agreement, Ridgeback received an upfront payment and is eligible to receive future contingent payments dependent upon the achievement of certain developmental and regulatory approval milestones. The agreement also provides for Merck to reimburse Ridgeback for a portion of certain third-party contingent milestone payments and royalties on net sales, which is part of the profit-sharing calculation. Merck is the principal in sales transactions, recognizing sales and related costs, with profit-sharing amounts recorded within Cost of sales. Profits from the collaboration are split equally between the partners. Reimbursements from Ridgeback for its share of research and development costs (deducted from Ridgeback’s share of profits) are reflected as decreases to Research and development expenses.
Following initial authorizations in certain markets in 2021, Lagevrio has since received multiple additional authorizations. In the U.S., where Lagevrio remains in Phase 3 development and is marketed under an Emergency Use Authorization (EUA), the Secretary of the U.S. Department of Health and Human Services provided advance notice on June 29, 2026 that the declaration supporting the EUAs pursuant to which Lagevrio and certain other COVID-19 drug and biologic products are marketed will terminate, effective June 29, 2027. Based on the Secretary’s June 2026 determination and advance notice of termination, the Company worked with the FDA to develop a plan for disposition of Lagevrio in the U.S. by June 29, 2027.
Summarized financial information related to this collaboration is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2026	2025	2026	2025
Net sales of Lagevrio recorded by Merck	$17	$138	$49	$323

Cost of sales (1)	3	81	71	178
Selling, general and administrative	8	11	28	39
Research and development	10	11	20	25
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
Merck and Daiichi Sankyo equally share research and development costs, except for raludotatug deruxtecan, for which Merck is responsible for 75% of the first $2.0 billion of research and development expenses. Merck includes its share of development costs associated with the collaboration as part of Research and development expenses. Following regulatory approval, Daiichi Sankyo will generally record sales worldwide (Daiichi Sankyo will be the principal in sales transactions) and the companies will equally share expenses as well as profits worldwide except for Japan where Daiichi Sankyo retains exclusive rights and Merck will receive a 5% sales-based royalty. Merck will record its share of product sales, net of cost of sales and commercialization costs, as alliance revenue. In July 2026, Merck and Daiichi Sankyo amended their agreement, whereby certain clinical development expenses may be incurred solely by Merck and are not shareable under the collaboration agreement, but may be partially reimbursed subject to certain conditions.
In 2024, Merck and Daiichi Sankyo expanded their agreement to include gocatamig (MK-6070), an investigational DLL3 targeting T-cell engager, which Merck obtained through its acquisition of Harpoon Therapeutics, Inc. The companies are evaluating gocatamig in combination with ifinatamab deruxtecan in certain patients with small cell lung cancer, with plans to evaluate other potential combinations. Merck received an upfront cash payment of $170 million from Daiichi Sankyo (recorded within Other (income) expense, net) and has also satisfied a contingent quid obligation from the original collaboration agreement. The companies will jointly develop and commercialize gocatamig worldwide and share research and development costs, as well as commercialization expenses. Research and development expenses related to gocatamig in combination with ifinatamab deruxtecan will be shared in a manner consistent with the original agreement for ifinatamab deruxtecan. Merck will be solely responsible for manufacturing and supply of gocatamig. If approved, Merck will generally record sales for gocatamig worldwide (Merck will be the principal in sales transactions) and the companies will equally share expenses as well as profits worldwide, except for Japan where Merck retains exclusive rights and Daiichi Sankyo will receive a 5% sales-based royalty.
Summarized financial information related to this collaboration is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2026	2025	2026	2025
Cost of sales (1)	$—	$67	$—	$67
Selling, general and administrative	9	8	33	21
Research and development	185	110	525	379

($ in millions)			September 30, 2026	December 31, 2025
Receivables from Daiichi Sankyo included in Other current assets			$22	$15
Payables to Daiichi Sankyo included in Accrued and other current liabilities			108	113
(1)    Represents Merck’s share of certain inventory-related costs.
Moderna, Inc.
In 2022, Merck exercised its option to jointly develop and commercialize intismeran autogene (V940/mRNA-4157), an investigational individualized neoantigen therapy, pursuant to the terms of an existing collaboration and license agreement with Moderna, Inc. (Moderna). Intismeran autogene is currently being evaluated in combination with Keytruda or Keytruda Qlex in multiple clinical trials. If approved, Moderna will be responsible for manufacturing intismeran autogene. Merck will record worldwide product sales and related cost of sales (as the principal in third-party sales transactions) and the companies will generally share expenses and profits or losses equally worldwide. Merck records its share of development costs associated with the collaboration as part of Research and development expenses. Any reimbursements received from Moderna for research and development expenses are recognized as reductions to Research and development costs. Merck has also capitalized a net $223 million of shared facility costs at September 30, 2026, primarily reflected within Other Assets. These costs are amortized over the assets’ estimated useful lives.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
Summarized financial information related to this collaboration is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2026	2025	2026	2025
Cost of sales	$—	$—	$1	$—
Selling, general and administrative	11	7	29	19
Research and development (1)	88	96	272	272

($ in millions)			September 30, 2026	December 31, 2025
Receivables from Moderna included in Other current assets			$9	$—
Payables to Moderna included in Accrued and other current liabilities			—	13
(1)    Includes amortization of shared facility costs.
Bristol-Myers Squibb Company
Reblozyl (luspatercept-aamt) is a first-in-class erythroid maturation recombinant fusion protein that is being commercialized through a global collaboration with Bristol-Myers Squibb Company (BMS). Reblozyl is approved in the U.S., Europe and certain other markets for the treatment of anemia in certain rare blood disorders and is also being evaluated for additional indications for hematology therapies. BMS is the principal in sales transactions for Reblozyl. Merck receives tiered royalties ranging from 20% to 24% based on sales levels. This royalty will be reduced by 50% upon the earlier of patent expiry or generic entry on an indication-by-indication basis in each market. Additionally, Merck is eligible to receive future contingent sales-based milestone payments of up to $80 million. Alliance revenue related to this collaboration, consisting of royalties (recorded within Sales), was $177 million and $448 million in the third quarter and first nine months of 2026, respectively, compared with $136 million and $361 million in the third quarter and first nine months of 2025, respectively.
4.    Restructuring
In July 2025, the Company approved a restructuring program (2025 Restructuring Program) designed to position the Company for its next chapter of growth and to successfully advance its pipeline and launch new products across multiple therapeutic areas. As part of this program, the Company expects to eliminate certain positions in sales and administrative organizations, as well as research and development. The Company will, however, continue to hire employees into new roles across all strategic growth areas of the business. In addition, the Company will reduce its global real estate footprint and continue to optimize its manufacturing network, aligning the geography of its global manufacturing footprint to its customers and reflecting changes in the Company’s business. Most actions contemplated under the 2025 Restructuring Program are expected to be largely completed by the end of 2027, with the exception of certain manufacturing actions, which are expected to be substantially completed by the end of 2029. The cumulative pretax costs to be incurred by the Company to implement the program are estimated to be approximately $3.0 billion, of which approximately 60% will be cash, relating primarily to employee separation expense and contractual termination costs. The remainder of the costs will be non-cash, relating primarily to the accelerated depreciation of facilities. The Company recorded total pretax costs of $347 million and $302 million in the third quarter of 2026 and 2025, respectively, and $838 million and $951 million in the first nine months of 2026 and 2025, respectively, related to the 2025 Restructuring Program. Since inception of the 2025 Restructuring Program through September 30, 2026, Merck has incurred total cumulative pretax costs of $2.8 billion.
In January 2024, the Company approved a restructuring program (2024 Restructuring Program) intended to continue the optimization of the Company’s Human Health global manufacturing network as the future pipeline shifts to new modalities and also optimize the Animal Health global manufacturing network to improve supply reliability and increase efficiency. The actions contemplated under the 2024 Restructuring Program are expected to be substantially completed by the end of 2031, with the cumulative pretax costs to be incurred by the Company to implement the program estimated to be approximately $4.0 billion. Approximately 50% of the cumulative pretax costs will be non-cash, relating primarily to the accelerated depreciation of facilities to be closed or divested. The remainder of the costs will result in cash outlays, relating primarily to facility shut-down costs. The Company recorded total pretax costs of $234 million and $88 million in the third quarter of 2026 and 2025, respectively, and $543 million and $323 million in the first nine months of 2026 and 2025, respectively, related to the 2024 Restructuring Program. Since inception of the 2024 Restructuring Program through September 30, 2026, Merck has incurred total cumulative pretax costs of $2.2 billion.
For segment reporting, restructuring charges are unallocated expenses.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
The following tables summarize the charges related to restructuring program activities by type of cost:

	Three Months Ended September 30, 2026				Nine Months Ended September 30, 2026
($ in millions)	Accelerated Depreciation	Separation Costs	Other Exit Costs	Total	Accelerated Depreciation	Separation Costs	Other Exit Costs	Total
2025 Restructuring Program
Cost of sales	$220	$—	$5	$225	$308	$—	$147	$455
Research and development	—	—	1	1	—	—	34	34
Restructuring costs	—	95	26	121	—	281	68	349
	220	95	32	347	308	281	249	838
2024 Restructuring Program
Cost of sales	52	—	119	171	187	—	175	362
Restructuring costs	—	10	53	63	—	9	172	181
	52	10	172	234	187	9	347	543
	$272	$105	$204	$581	$495	$290	$596	$1,381

	Three Months Ended September 30, 2025				Nine Months Ended September 30, 2025
($ in millions)	Accelerated Depreciation	Separation Costs	Other Exit Costs	Total	Accelerated Depreciation	Separation Costs	Other Exit Costs	Total
2025 Restructuring Program
Cost of sales	$—	$—	$72	$72	$—	$—	$172	$172
Research and development	—	—	233	233	—	—	286	286
Restructuring costs	—	—	(3)	(3)	—	481	12	493
	—	—	302	302	—	481	470	951
2024 Restructuring Program
Cost of sales	56	—	(18)	38	152	—	(13)	139
Selling, general and administrative	—	—	—	—	—	—	1	1
Restructuring costs	—	6	44	50	—	13	170	183
	56	6	26	88	152	13	158	323
	$56	$6	$328	$390	$152	$494	$628	$1,274
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

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
The following table summarizes the charges and spending related to restructuring program activities for the nine months ended September 30, 2026:

($ in millions)	Accelerated Depreciation	Separation Costs	Other Exit Costs	Total
2025 Restructuring Program
Restructuring reserves January 1, 2026	$—	$502	$288	$790
Expenses	308	281	249	838
(Payments) receipts, net	—	(389)	(233)	(622)
Non-cash activity	(308)	(11)	(299)	(618)
Restructuring reserves September 30, 2026	$—	$383	$5	$388
2024 Restructuring Program
Restructuring reserves January 1, 2026	$—	$506	$—	$506
Expenses	187	9	347	543
(Payments) receipts, net	—	(137)	(177)	(314)
Non-cash activity	(187)	12	(170)	(345)
Restructuring reserves September 30, 2026	$—	$390	$—	$390
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
The fair values of these derivative contracts are recorded as either assets (gain positions) or liabilities (loss positions) in the Condensed Consolidated Balance Sheet. Changes in the fair value of derivative contracts are recorded each period in either current earnings or Other comprehensive income (OCI), depending on whether the derivative is designated as part of a hedge transaction and, if so, the type of hedge transaction. For derivatives that are designated as cash flow hedges, the unrealized gains or losses on these contracts are recorded in Accumulated Other Comprehensive Loss (AOCL) and reclassified into Sales when the hedged anticipated revenue is recognized. The amount reclassified into earnings as a result of the discontinuation of cash flow hedges because it was no longer deemed probable the forecasted hedged transactions would occur was not material for the third quarter or first nine months of either 2026 or 2025. For those derivatives which are not designated as cash flow hedges, but serve as economic hedges of forecasted sales, unrealized gains or losses are recorded in Sales each period. The cash flows from both designated and non-designated contracts are reported as operating activities in the Condensed Consolidated Statement of Cash Flows. The Company does not enter into derivatives for trading or speculative purposes.
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

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
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
The effects of the Company’s net investment hedges on OCI and the Condensed Consolidated Statement of Income are shown below:

	Amount of Pretax Loss (Gain) Recognized in Other Comprehensive Income (1)				Amount of Pretax Gain Recognized in Other (income) expense, net for Amounts Excluded from Effectiveness Testing
	Three Months Ended September 30,		Nine Months Ended September 30,		Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2026	2025	2026	2025	2026	2025	2026	2025
Net Investment Hedging Relationships
Foreign exchange contracts	$23	$(20)	$(1)	$45	$(8)	$(3)	$(18)	$(11)
Euro-denominated notes	(13)	(1)	(208)	540	—	—	—	—
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
At September 30, 2026, the Company was a party to 11 pay-floating, receive-fixed interest rate swap contracts designated as fair value hedges of a portion of fixed-rate notes as detailed in the table below.

	September 30, 2026
($ in millions)	Par Value of Debt	Number of Interest Rate Swaps Held	Total Swap Notional Amount
4.50% notes due 2033	$1,500	6	$1,500
4.75% notes due 2035	1,500	2	500
5.20% notes due 2036	1,500	1	250
5.00% notes due 2053	1,500	2	500
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

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
The table below presents the location of amounts recorded in the Condensed Consolidated Balance Sheet related to cumulative basis adjustments for fair value hedges:

	Carrying Amount of Hedged Liabilities		Cumulative Amount of Fair Value Hedging Adjustment (Decrease) Increase Included in the Carrying Amount
($ in millions)	September 30, 2026	December 31, 2025	September 30, 2026	December 31, 2025
Balance Sheet Caption
Long-Term Debt	$2,604	$1,810	$(127)	$70
Presented in the table below is the fair value of derivatives on a gross basis segregated between those derivatives that are designated as hedging instruments and those that are not designated as hedging instruments:

		September 30, 2026			December 31, 2025
		Fair Value of Derivative		U.S. Dollar Notional	Fair Value of Derivative		U.S. Dollar Notional
($ in millions)		Asset	Liability		Asset	Liability
Derivatives Designated as Hedging Instruments	Balance Sheet Caption
Interest rate swap contracts	Other Assets	$—	$—	$—	$71	$—	$1,750
Interest rate swap contracts	Other Noncurrent Liabilities	—	126	2,750	—	—	—
Foreign exchange contracts	Other current assets	221	—	7,709	113	—	6,430
Foreign exchange contracts	Other Assets	37	—	1,565	32	—	1,793
Foreign exchange contracts	Accrued and other current liabilities	—	33	2,657	—	131	4,726
Foreign exchange contracts	Other Noncurrent Liabilities	—	1	63	—	1	13
		$258	$160	$14,744	$216	$132	$14,712
Derivatives Not Designated as Hedging Instruments	Balance Sheet Caption
Total return swap contracts	Other current assets	$1	$—	$21	$—	$—	$—
Total return swap contracts	Accrued and other current liabilities	—	16	553	—	—	—
Foreign exchange contracts	Other current assets	161	—	8,851	107	—	11,643
Foreign exchange contracts	Accrued and other current liabilities	—	238	11,838	—	191	13,579
Foreign exchange contracts	Other Noncurrent Liabilities	—	—	—	—	1	357
		$162	$254	$21,263	$107	$192	$25,579
		$420	$414	$36,007	$323	$324	$40,291
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

	September 30, 2026		December 31, 2025
($ in millions)	Asset	Liability	Asset	Liability
Gross amounts recognized in the condensed consolidated balance sheet	$420	$414	$323	$324
Gross amounts subject to offset in master netting arrangements not offset in the condensed consolidated balance sheet	(252)	(252)	(245)	(245)
Cash collateral received	(28)	—	(1)	—
Net amounts	$140	$162	$77	$79

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
The table below provides information regarding the location and amount of pretax gains and losses of derivatives designated in fair value or cash flow hedging relationships:

	Three Months Ended September 30,						Nine Months Ended September 30,
($ in millions)	2026	2025	2026	2025	2026	2025	2026	2025	2026	2025	2026	2025
Financial Statement Caption in which Effects of Fair Value or Cash Flow Hedges are Recorded	Sales		Other (income) expense, net (1)		Other comprehensive income (loss)		Sales		Other (income) expense, net (1)		Other comprehensive income (loss)
	$18,085	$17,276	$27	$(238)	$54	$219	$50,978	$48,611	$262	$(281)	$399	$(257)
(Gain) loss on fair value hedging relationships:
Interest rate swap contracts
Hedged items	—	—	(152)	4	—	—	—	—	(197)	62	—	—
Derivatives designated as hedging instruments	—	—	152	(5)	—	—	—	—	197	(63)	—	—
Impact of cash flow hedging relationships:
Foreign exchange contracts
Amount of (loss) gain recognized in OCI on derivatives	—	—	—	—	(25)	113	—	—	—	—	184	(630)
Increase (decrease) in Sales as a result of AOCL reclassifications	32	(85)	—	—	(32)	85	(100)	(35)	—	—	100	35
Interest rate contracts
Amount of gain recognized in Other (income) expense, net on derivatives	—	—	(1)	—	—	—	—	—	(3)	(1)	—	—
Amount of (loss) gain recognized in OCI on derivatives	—	—	—	—	(1)	18	—	—	—	—	25	17
(1)    Interest expense is a component of Other (income) expense, net.
The table below provides information regarding the income statement effects of derivatives not designated as hedging instruments:

		Amount of Derivative Pretax Loss (Gain) Recognized in Income
		Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)		2026	2025	2026	2025
Derivatives Not Designated as Hedging Instruments	Income Statement Caption
Foreign exchange contracts (1)	Other (income) expense, net	$164	$39	$308	$(217)
Foreign exchange contracts (2)	Sales	6	(8)	26	26
Total return swap contracts (3)	Selling, general and administrative	8	—	1	—
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
At September 30, 2026, the Company estimates $102 million of pretax net unrealized gains on derivatives maturing within the next 12 months that hedge foreign currency denominated sales over that same period will be reclassified from AOCL to Sales. The amount ultimately reclassified to Sales may differ as foreign exchange rates change. Realized gains and losses are ultimately determined by actual foreign exchange rates at maturity.
Investments in Debt and Equity Securities
Information on investments in debt and equity securities is as follows:

	September 30, 2026				December 31, 2025
	Amortized Cost	Gross Unrealized		Fair Value	Amortized Cost	Gross Unrealized		Fair Value
($ in millions)		Gains	Losses			Gains	Losses
Foreign government bonds	$33	$—	$—	$33	$1	$—	$—	$1
Commercial paper	15	—	—	15	—	—	—	—
U.S. government and agency securities	—	—	—	—	100	—	—	100
Total debt securities	$48	$—	$—	$48	$101	$—	$—	$101
Publicly traded equity securities (1)				1,655				1,392
Total debt and publicly traded equity securities				$1,703				$1,493
(1)    Unrealized net gains of $381 million and $656 million were recorded in Other (income) expense, net in the third quarter and first nine months of 2026, respectively, on equity securities still held at September 30, 2026. Unrealized net gains of $367 million and $630 million were recorded in Other (income) expense, net in the third quarter and first nine months of 2025, respectively, on equity securities still held at September 30, 2025.
At September 30, 2026 and September 30, 2025, the Company also had $777 million and $834 million, respectively, of equity investments without readily determinable fair values included in Other Assets. The Company records unrealized gains on these equity investments based on favorable observable price changes from transactions involving similar investments of the

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
same investee and records unrealized losses based on unfavorable observable price changes, which are included in Other (income) expense, net. During the first nine months of 2026, the Company recorded unrealized gains of $43 million and unrealized losses of $4 million related to certain of these equity investments still held at September 30, 2026. During the first nine months of 2025, the Company recorded unrealized gains of $1 million and unrealized losses of $33 million related to certain of these equity investments still held at September 30, 2025. Cumulative unrealized gains and cumulative unrealized losses based on observable price changes for investments in equity investments without readily determinable fair values still held at September 30, 2026 were $323 million and $146 million, respectively.
At September 30, 2026 and September 30, 2025, the Company also had $267 million and $226 million, respectively, recorded in Other Assets for equity securities held through ownership interests in investment funds. (Gains) losses recorded in Other (income) expense, net relating to these investment funds were $(21) million and $2 million for the third quarter of 2026 and 2025, respectively, and were $(33) million and $53 million for the first nine months of 2026 and 2025, respectively.
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

	Fair Value Measurements Using				Fair Value Measurements Using
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
($ in millions)	September 30, 2026				December 31, 2025
Assets
Investments
Foreign government bonds	$—	$33	$—	$33	$—	$1	$—	$1
Commercial paper	—	15	—	15	—	—	—	—
Publicly traded equity securities	1,655	—	—	1,655	955	—	—	955
	1,655	48	—	1,703	955	1	—	956
Other assets (1)
U.S. government and agency securities	—	—	—	—	100	—	—	100
Publicly traded equity securities	—	—	—	—	437	—	—	437
	—	—	—	—	537	—	—	537
Derivative assets (2)
Forward exchange contracts	—	232	—	232	—	168	—	168
Purchased currency options	—	187	—	187	—	84	—	84
Total return swap contracts	—	1	—	1	—	—	—	—
Interest rate swap contracts	—	—	—	—	—	71	—	71
	—	420	—	420	—	323	—	323
Total assets	$1,655	$468	$—	$2,123	$1,492	$324	$—	$1,816
Liabilities
Derivative liabilities (2)
Forward exchange contracts	$—	$260	$—	$260	$—	$293	$—	$293
Interest rate swap contracts	—	126	—	126	—	—	—	—
Total return swap contracts	—	16	—	16	—	—	—	—
Written currency options	—	12	—	12	—	31	—	31
Total liabilities	$—	$414	$—	$414	$—	$324	$—	$324
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

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
As of September 30, 2026 and December 31, 2025, Cash and cash equivalents included $8.6 billion and $13.8 billion of cash equivalents, respectively (which would be considered Level 2 in the fair value hierarchy).
Other Fair Value Measurements
Some of the Company’s financial instruments, such as cash and cash equivalents, receivables and payables, are reflected in the balance sheet at carrying value, which approximates fair value due to their short-term nature.
The estimated fair value of loans payable and long-term debt (including current portion) at September 30, 2026, was $47.0 billion compared with a carrying value of $53.8 billion and at December 31, 2025, was $45.6 billion compared with a carrying value of $49.3 billion. Fair value was estimated using recent observable market prices and would be considered Level 2 in the fair value hierarchy.
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
The Company has accounts receivable factoring agreements with financial institutions in certain countries to sell accounts receivable. The Company factored $1.7 billion and $1.6 billion of accounts receivable as of September 30, 2026 and December 31, 2025, respectively, under these factoring arrangements, which reduced outstanding accounts receivable. The cash received from the financial institutions is reported within operating activities in the Condensed Consolidated Statement of Cash Flows. In certain of these factoring arrangements, for ease of administration, the Company will collect customer payments related to the factored receivables, which it then remits to the financial institutions, generally within thirty days after receipt. As of September 30, 2026 and December 31, 2025, the Company had collected $55 million and $45 million, respectively, on behalf of the financial institutions, which is reflected as restricted cash in Other current assets, and the related obligation to remit the cash is recorded in Accrued and other current liabilities. The net cash flows related to these collections are reported as financing activities in the Condensed Consolidated Statement of Cash Flows. The cost of factoring such accounts receivable was de minimis.
Derivative financial instruments are executed under International Swaps and Derivatives Association master agreements. The master agreements with several of the Company’s financial institution counterparties also include credit support annexes. These annexes contain provisions that require collateral to be exchanged depending on the value of the derivative assets and liabilities, the Company’s credit rating, and the credit rating of the counterparty. Cash collateral received by the Company from various counterparties was $28 million and $1 million at September 30, 2026 and December 31, 2025, respectively. The obligation to return such collateral is recorded in Accrued and other current liabilities.
6.    Inventories
Inventories consisted of:

($ in millions)	September 30, 2026	December 31, 2025
Finished goods	$2,144	$2,275
Raw materials and work in process	11,242	10,645
Supplies	312	331
Total	13,698	13,251
Decrease to LIFO cost	(1,193)	(912)
	$12,505	$12,339
Recognized as:
Inventories	$6,164	$6,658
Other Assets	6,341	5,681
Amounts recognized as Other Assets are comprised almost entirely of raw materials and work in process inventories. At September 30, 2026 and December 31, 2025, these amounts included $6.1 billion and $5.5 billion, respectively, of inventories not expected to be sold within one year. In addition, these amounts included $282 million and $211 million at September 30, 2026 and December 31, 2025, respectively, of inventories produced in preparation for product launches.

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
8.    Contingencies
The Company is involved in various claims and legal proceedings of a nature considered normal to its business, including product liability, intellectual property, commercial litigation, and securities litigation, as well as certain additional matters including governmental and environmental matters. In the opinion of the Company, the resolution of these matters is not expected to be material to the Company’s financial condition. However, the resolution of, or an increase in accruals for, one or more of these matters may have a material adverse effect on the Company’s results of operations and/or cash flows in the period recorded.
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
Product Liability Litigation
Dr. Scholl’s Foot Powder
As previously disclosed, Merck is a defendant in product liability lawsuits in the U.S. arising from consumers’ alleged exposure to talc in Dr. Scholl’s foot powder, which Merck acquired through its merger with Schering-Plough Corporation and sold as part of the divestiture of Merck’s consumer care business to Bayer in 2014. In these actions, plaintiffs allege that they were exposed to asbestos-contaminated talc and developed mesothelioma as a result. As of September 30, 2026, approximately 830 cases were pending against Merck in various state courts.
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
As previously disclosed, in October 2025, Merck entered into a proposed agreement with plaintiffs’ counsel to substantially resolve the Gardasil product liability litigation. The agreement set forth various terms and conditions under which Merck would resolve the bulk of all pending Gardasil product liability claims in the U.S. in exchange for a total payment that was considerably less than Merck’s anticipated costs of defense in the litigation and that was not material to Merck. The agreement required that several conditions be met within specified time periods, including participation thresholds, in order for the agreement to result in a final resolution of any pending litigation. Those conditions in the agreement were met, the agreement is now final, and Merck has satisfied its obligations under the agreement.
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
Inflation Reduction Act
As previously disclosed, in June 2023, Merck filed a complaint in the U.S. District Court for the District of Columbia against the U.S. government regarding the Inflation Reduction Act’s “Drug Price Negotiation Program” for Medicare (Program). This litigation sought relief from the Program by challenging its constitutionality as violative of the First and Fifth Amendments to the U.S. Constitution. On August 24, 2026, the U.S. District Court for the District of Columbia granted summary judgment for the U.S. Government.
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
Securities Litigation
As previously disclosed, in 2025, a putative class action was filed against Merck and certain of its officers in the U.S. District Court for the District of New Jersey, captioned Cronin v. Merck & Co., Inc., et al., purportedly on behalf of all purchasers of Merck common stock between October 26, 2023, and February 3, 2025. Plaintiff alleges that Merck violated federal securities laws by making materially false and misleading statements and omissions regarding demand for Gardasil/Gardasil 9 in China. In 2025, the court appointed AMF Tjänstepension AB, KBC Asset Management NV, and Wayne County Employees’ Retirement System as lead plaintiffs (Lead Plaintiffs). Lead Plaintiffs filed an amended complaint on February 20, 2026, seeking unspecified damages allegedly caused by the purported false or misleading statements. Defendants filed a motion to dismiss on May 1, 2026. The opposition brief was filed on June 30, 2026. The reply brief was filed on August 14, 2026. The district court scheduled oral argument on the motion to dismiss for December 14, 2026.
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

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
As previously disclosed, in January 2026, plaintiff filed a motion to certify the proposed class. On February 10, 2026, Merck filed an opposition to plaintiff’s motion to certify the proposed class and a motion to exclude plaintiff’s expert’s class certification opinions. Plaintiff filed a reply in support of its request to certify the class and an opposition to the motion to exclude on March 17, 2026. On March 31, 2026, Merck filed a reply in support of the motion to exclude plaintiff’s expert’s opinions. Merck also filed a sur-reply to the class certification motion. Oral argument on the motion to certify the class action was held on August 26, 2026.
Bravecto Litigation
As previously disclosed, in January 2020, the Company was served with a complaint in the U.S. District Court for the District of New Jersey. Following motion practice, the plaintiffs filed a third amended complaint in August 2024, seeking to certify a nationwide class as well as five statewide classes of purchasers or users of Bravecto (fluralaner) products from its launch through the present. Plaintiffs contend Bravecto causes neurological events in dogs and cats and alleges violations of the consumer fraud statutes of certain of their home states (Connecticut, New York, Florida and Texas), Breach of Warranty, Product Liability, and related theories. The Company moved to dismiss or, alternatively, to strike the class allegations from the third amended complaint, and that motion was granted in part and denied in part. The plaintiffs served a motion for class certification in May 2026 seeking certification of several statewide classes of Bravecto purchasers and the Company has served an opposition to that motion. The plaintiffs’ motion remains pending. A similar case was filed in Quebec, Canada in May 2019. The Superior Court certified a class of dog owners in Quebec who gave Bravecto Chew to their dogs between February 16, 2017 and November 2, 2018 whose dogs experienced one of the conditions in the post-marketing adverse reactions section of the labeling approved on November 2, 2018. The Company and plaintiffs each appealed the class certification decision. The Court of Appeal of Quebec amended the class period to start July 2, 2014, allowed the second plaintiff to serve as a class representative, and modified the list of conditions in the class definition. The Company sought leave to appeal to the Supreme Court of Canada, which was denied. The case is proceeding in the Superior Court.
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
Keytruda — As previously disclosed, in November 2022, the Company filed a complaint against The Johns Hopkins University (JHU) in the U.S. District Court of Maryland. This action concerns a joint research collaboration between Merck and JHU regarding the use of Keytruda in certain indications. Merck and JHU partnered to design and conduct a clinical study administering Keytruda to cancer patients having tumors that had the genetic biomarker known as microsatellite instability-high (MSI-H) (the Joint Clinical Study). Subsequently, JHU obtained a number of U.S. patents specifically relying on the Joint Clinical Study. Merck alleges that JHU breached the collaboration agreement by obtaining issuance of these patents without informing or involving Merck, which were licensed to others, and then trying to enforce these patents against Merck. Merck, therefore, brought an action for breach of contract, declaratory judgment of noninfringement, and promissory estoppel. JHU answered the complaint in April and May 2023, denying Merck’s claims, and counterclaiming for willful infringement of nine issued U.S. patents, including a demand for damages. Between November 30, 2023, and March 13, 2024, the Company filed inter partes review (IPR) petitions with the U.S. Patent Office’s Patent Trial and Appeal Board (PTAB), challenging the patentability of all nine patents asserted in the district court. Between June 2024 and October 2024, the PTAB instituted a review of all nine challenged patents. In June 2024, the district court granted Merck’s motion to stay the case in its entirety pending the outcome of the PTAB proceeding instituted in June 2024.
As previously disclosed, between June and November 2025, the PTAB issued Final Written Decisions (FWDs) finding all challenged claims of the nine patents unpatentable. JHU has filed notices of appeal to the Federal Circuit Court of Appeals. The district court’s stay is expected to continue until at least the issuance of the Federal Circuit decision.
Subcutaneous Pembrolizumab — As previously disclosed, Halozyme, Inc. (Halozyme) has publicly alleged that certain patents in its modified hyaluronidase (MDASE) portfolio cover an ingredient in the Company’s subcutaneous pembrolizumab product. In November 2024, the Company began filing a series of post grant review (PGR) petitions before the PTAB alleging that certain patents in the MDASE portfolio are invalid. In June 2025, the PTAB instituted the first petition filed by the Company, and in the following months instituted 13 additional petitions. The PTAB has since issued FWDs regarding eleven of the instituted PGR petitions finding every challenged claim unpatentable. Four Director Review requests filed by Halozyme have been denied and one remains pending. Separately, the PTAB denied institution of one PGR petition against a patent not asserted by Halozyme in the district court litigation discussed below due to discretionary and non-merit considerations.
In April 2025, Halozyme filed a complaint in the U.S. District Court for the District of New Jersey alleging that the Company’s activities related to subcutaneous pembrolizumab infringe or will infringe 15 patents belonging to the MDASE portfolio, all of which are the subject of either the Company’s already filed PGR petitions or separately filed IPR petitions, all of

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
which have been instituted by the PTAB. The Company believes the three patents challenged via IPR petitions are invalid and suffer from at least the same defects as the patents currently being challenged by the PGR process.
Between August and June 2026, the Company filed revocation actions against EP Patent No. 2 797 622 (the ‘622 patent) owned by Halozyme in the UK, France, Germany, The Netherlands, Denmark, Sweden, and Switzerland. Halozyme counterclaimed for an injunction in the UK under the ‘622 patent as well as EP Patent No. 3 130 347 (the ‘347 patent) but agreed not to pursue any type of preliminary injunctive relief. In May 2026, Halozyme consented to revocation of the ‘622 patent in the UK, and a trial is scheduled to begin on November 30, 2026, to consider validity and infringement of the ‘347 patent. In October 2025, the Company accepted service of a preliminary injunction filed by Halozyme under the ‘622 patent in Germany. Following a one day hearing in December 2025, a preliminary injunction was awarded against the Company, prohibiting sales in Germany. The Company has appealed the preliminary injunction decision, and the appeal hearing is set for November 19, 2026. In September 2026, Halozyme filed a preliminary injunction application in Italy against the Company’s Italian subsidiary and a third-party manufacturer which manufactures subcutaneous Keytruda under contract. An initial hearing is set for December 2, 2026. In the Dutch action, in February 2026, Halozyme counterclaimed for infringement. The Dutch action was heard at the end of July 2026 and an injunction against the Company was handed down on October 7, 2026, prohibiting continued sales of Keytruda SC in Denmark and Italy and preventing product launches in The Netherlands, Belgium, Ireland, and France.
Lenvima — As previously disclosed, between 2019 and 2024, Eisai Inc (Eisai) received Paragraph IV Certification Letters under the Hatch-Waxman Act, providing notice that Sun Pharmaceuticals (Sun), Shilpa Medicare Ltd. (Shilpa), Dr. Reddy’s Laboratories (DRL), and Torrent Pharmaceuticals (Torrent) filed separate applications to the FDA seeking pre-patent expiry approval to sell generic versions of Lenvima (lenvatinib) tablets. Between 2019 and 2024, Eisai and the Company filed a series of patent infringement lawsuits in the U.S. District Court for the District of New Jersey against each generic company asserting several Orange-Book listed patents. The Lenvima compound patent expired in April 2026 (including pediatric exclusivity) and was not challenged. Eisai and the Company settled with Sun, DRL, and Torrent regarding the remaining asserted patents covering Lenvima. Eisai has announced publicly that these generic companies can bring their generic versions of Lenvima to the market in the U.S. in July 2030 or earlier under certain circumstances. In May 2025, Eisai and the Company received a favorable trial decision against Shilpa from the U.S. District Court for the District of New Jersey. As a result of the decision, Shilpa is unable to receive approval from the FDA to sell its generic version of Lenvima until February 2036. Shilpa has appealed the district court’s decision to the U.S. Court of Appeals for the Federal Circuit, and the appeal is currently pending.
In July and August 2026, Eisai received a Paragraph IV Certification Letter under the Hatch-Waxman Act, providing notice that Zydus Pharmaceuticals (USA) Inc, Zydus Lifesciences Global FZE, and Zydus Lifesciences Limited (collectively, Zydus) is seeking pre-patent approval to sell a generic version of Lenvima tablets. On September 10, 2026, Eisai and the Company filed a patent infringement lawsuit in the U.S. District Court for the District of New Jersey against Zydus asserting several Orange-Book listed patents. The filing of the infringement suit stays FDA approval of Zydus’s application for 30 months from the date of the Paragraph IV notice, or until an adverse court decision, if any, whichever may occur earlier.
Lynparza — As previously disclosed, between December 2022 and November 2024, AstraZeneca Pharmaceuticals LP received Paragraph IV Certification Letters under the Hatch-Waxman Act notifying AstraZeneca that Natco Pharma Limited, Sandoz Inc., Cipla USA, Inc and Cipla Limited (collectively, Cipla), and Zydus Pharmaceuticals (USA) Inc. have filed separate applications to the FDA seeking pre-patent expiry approval to sell generic versions of Lynparza (olaparib) tablets. Between February 2023 and January 2025, AstraZeneca and the Company filed a series of patent infringement lawsuits in the U.S. District Court for the District of New Jersey against each generic company asserting a number of Orange-Book listed patents. None of the generic companies are challenging the patent specifically claiming the olaparib compound which expires in September 2027. Thus, the earliest date the FDA can approve any of the currently pending generic applications is September 2027. All of the cases have been consolidated. Trial has been scheduled to begin in January 2027.
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
Capvaxive — As previously disclosed, in September 2025, Pogona, LLC (Pogona) filed a complaint in the U.S. District Court for the District of New Jersey alleging that the Company’s activities related to Capvaxive (Pneumococcal 21-valent Conjugate Vaccine) infringe U.S. Patent No. 11,058,757 (‘757 patent). Pogona is asserting the Company’s infringement is willful and is seeking monetary damages. The Company believes the asserted patent is invalid and not infringed. On January 26, 2026, the Company filed an IPR petition with the PTAB, challenging the validity of Pogona’s ‘757 patent. That petition was denied institution for discretionary and non-merits based reasons. The Company, however, has filed a motion requesting to join an already instituted IPR proceeding filed by a third party. The Company has filed a motion to stay the district court proceedings pending the outcome of the third party IPR petition.
Other Litigation
There are various other pending legal proceedings involving the Company, principally product liability and intellectual property lawsuits. While it is not feasible to predict the outcome of such proceedings, in the opinion of the Company, either the likelihood of loss is remote or the resolution of such proceedings is not expected to be material to the Company’s financial

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
condition. However, the resolution of, or an increase in accruals for, one or more of these matters may have a material adverse effect on the Company’s results of operations and/or cash flows in the period recorded.
Legal Defense Reserves
Legal defense costs expected to be incurred in connection with a loss contingency are accrued when probable and reasonably estimable. Some of the significant factors considered in the review of these legal defense reserves are as follows: the actual costs incurred by the Company; the development of the Company’s legal defense strategy and structure in light of the scope of its litigation; the number of cases being brought against the Company; the costs and outcomes of completed trials; and the most current information regarding anticipated timing, progression, and related costs of pre-trial activities and trials in the associated litigation. The amount of legal defense reserves as of September 30, 2026 and December 31, 2025 of approximately $280 million and $245 million, respectively, represents the Company’s best estimate of the minimum amount of defense costs to be incurred in connection with its outstanding litigation; however, events such as additional trials and other events that could arise in the course of its litigation could affect the ultimate amount of legal defense costs to be incurred by the Company. The Company will continue to monitor its legal defense costs and review the adequacy of the associated reserves and may determine to increase the reserves at any time in the future if, based upon the factors set forth, it believes it would be appropriate to do so.
9.    Equity

	Three Months Ended September 30,
	Common Stock		Other Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Non- controlling Interests	Total
($ and shares in millions except per share amounts)	Shares	Par Value				Shares	Cost
Balance at July 1, 2025	3,577	$1,788	$44,644	$68,477	$(5,421)	1,074	$(60,495)	$67	$49,060
Net income attributable to Merck & Co., Inc.	—	—	—	5,785	—	—	—	—	5,785
Other comprehensive income, net of taxes	—	—	—	—	219	—	—	—	219
Cash dividends declared on common stock ($0.81 per share)	—	—	—	(2,031)	—	—	—	—	(2,031)
Treasury stock shares purchased	—	—	—	—	—	16	(1,324)	—	(1,324)
Share-based compensation plans and other	—	—	188	—	—	—	20	—	208
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	2	2
Distributions attributable to noncontrolling interests	—	—	—	—	—	—	—	(12)	(12)
Balance at September 30, 2025	3,577	$1,788	$44,832	$72,231	$(5,202)	1,090	$(61,799)	$57	$51,907
Balance at July 1, 2026	3,577	$1,788	$44,950	$63,269	$(3,942)	1,108	$(64,132)	$51	$41,984
Net income attributable to Merck & Co., Inc.	—	—	—	5,065	—	—	—	—	5,065
Other comprehensive income, net of taxes	—	—	—	—	54	—	—	—	54
Cash dividends declared on common stock ($0.85 per share)	—	—	—	(2,111)	—	—		—	(2,111)
Treasury stock shares purchased	—	—	—	—	—	5	(657)	—	(657)
Share-based compensation plans and other	—	—	412	—	—	(3)	197	—	609
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	2	2
Balance at September 30, 2026	3,577	$1,788	$45,362	$66,223	$(3,888)	1,110	$(64,592)	$53	$44,946

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

	Nine Months Ended September 30,
	Common Stock		Other Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock		Non- controlling Interests	Total
($ and shares in millions except per share amounts)	Shares	Par Value				Shares	Cost
Balance at January 1, 2025	3,577	$1,788	$44,704	$63,069	$(4,945)	1,049	$(58,303)	$59	$46,372
Net income attributable to Merck & Co., Inc.	—	—	—	15,291	—	—	—	—	15,291
Other comprehensive loss, net of taxes	—	—	—	—	(257)	—	—	—	(257)
Cash dividends declared on common stock ($2.43 per share)	—	—	—	(6,129)	—	—	—	—	(6,129)
Treasury stock shares purchased	—	—	—	—	—	46	(3,832)	—	(3,832)
Share-based compensation plans and other	—	—	128	—	—	(5)	336	—	464
Net income attributable to noncontrolling interests	—	—	—	—	—	—	—	10	10
Distributions attributable to noncontrolling interests	—	—	—	—	—	—	—	(12)	(12)
Balance at September 30, 2025	3,577	$1,788	$44,832	$72,231	$(5,202)	1,090	$(61,799)	$57	$51,907
Balance at January 1, 2026	3,577	$1,788	$45,029	$73,075	$(4,287)	1,102	$(62,999)	$56	$52,662
Net loss attributable to Merck & Co., Inc.	—	—	—	(510)	—	—	—	—	(510)
Other comprehensive income, net of taxes	—	—	—	—	399	—	—	—	399
Cash dividends declared on common stock ($2.55 per share)	—	—	—	(6,342)	—	—	—	—	(6,342)
Treasury stock shares purchased	—	—	—	—	—	19	(2,294)	—	(2,294)
Share-based compensation plans and other	—	—	333	—	—	(11)	701	—	1,034
Net loss attributable to noncontrolling interests	—	—	—	—	—	—	—	(3)	(3)
Balance at September 30, 2026	3,577	$1,788	$45,362	$66,223	$(3,888)	1,110	$(64,592)	$53	$44,946
10.    Pension and Other Postretirement Benefit Plans
The Company has defined benefit pension plans covering eligible employees in the U.S. and in certain of its international subsidiaries. The net periodic benefit cost (credit) of such plans consisted of the following components:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2026		2025		2026		2025
($ in millions)	U.S.	International	U.S.	International	U.S.	International	U.S.	International
Service cost	$98	$46	$100	$57	$293	$144	$279	$171
Interest cost	145	79	143	78	435	239	425	225
Expected return on plan assets	(197)	(157)	(210)	(159)	(610)	(477)	(630)	(454)
Amortization of unrecognized prior service credit	—	(4)	—	(4)	—	(11)	—	(12)
Net loss (gain) amortization	32	(1)	16	3	86	(3)	42	8
Termination benefits	1	—	—	—	5	14	1	—
Curtailments	—	—	9	(16)	—	—	8	(16)
	$79	$(37)	$58	$(41)	$209	$(94)	$125	$(78)
The Company provides medical benefits, principally to its eligible U.S. retirees and similar benefits to their dependents, through its other postretirement benefit plans. The net credit of such plans consisted of the following components:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2026	2025	2026	2025
Service cost	$10	$9	$32	$29
Interest cost	15	15	47	46
Expected return on plan assets	(13)	(13)	(41)	(39)
Amortization of unrecognized prior service credit	(9)	(10)	(28)	(30)
Net gain amortization	(9)	(12)	(24)	(33)
Termination benefits	—	—	1	—
	$(6)	$(11)	$(13)	$(27)
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
11.    Other (Income) Expense, Net
Other (income) expense, net, consisted of:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2026	2025	2026	2025
Interest income	$(52)	$(96)	$(122)	$(274)
Interest expense	546	327	1,550	946
Exchange losses	63	56	138	224
Income from investments in equity securities, net (1)	(401)	(373)	(811)	(563)
Net periodic defined benefit plan (credit) cost other than service cost	(120)	(152)	(382)	(452)
Other, net	(9)	—	(111)	(162)
	$27	$(238)	$262	$(281)
(1)    Includes net realized and unrealized gains and losses from investments in equity securities either owned directly or through ownership interests in investment funds. Unrealized gains and losses from investments that are owned directly are determined at the end of the reporting period, while gains and losses from ownership interests in investment funds are accounted for on a one quarter lag. The Company estimates that gains of approximately $100 million will be recorded in the fourth quarter of 2026 from ownership interests in investment funds.
Interest paid for the nine months ended September 30, 2026 and 2025 was $1.4 billion and $849 million, respectively, including capitalized interest of $139 million and $172 million, respectively.
12.    Income Taxes
The effective income tax rate of 8.9% for the third quarter of 2026 reflects the favorable impacts of certain discrete items, as well as jurisdictional mix of income and expense. The income tax provision of $1.9 billion for the first nine months of 2026 on pretax income of $1.3 billion, resulted in an effective income tax rate of 138.2%. The effective income tax rate for the first nine months of 2026 reflects a 126.6 percentage point combined unfavorable impact of the charges for the acquisitions of Cidara and Terns, which had no tax benefits, partially offset by the favorable impacts of certain discrete items, as well as jurisdictional mix of income and expense.
The effective income tax rates of 14.2% and 13.3% for the third quarter and first nine months of 2025, respectively, reflect the favorable impacts of jurisdictional mix of income and expense, as well as certain discrete items.
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
13.    Earnings (Loss) Per Share
The calculations of earnings (loss) per share are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ and shares in millions except per share amounts)	2026	2025	2026	2025
Net Income (Loss) Attributable to Merck & Co., Inc.	$5,065	$5,785	$(510)	$15,291
Average common shares outstanding	2,468	2,495	2,471	2,509
Common shares issuable (1)	10	3	—	5
Average common shares outstanding assuming dilution	2,478	2,498	2,471	2,514
Basic Earnings (Loss) per Common Share Attributable to Merck & Co., Inc. Common Shareholders	$2.05	$2.32	$(0.21)	$6.09
Earnings (Loss) per Common Share Assuming Dilution Attributable to Merck & Co., Inc. Common Shareholders	$2.04	$2.32	$(0.21)	$6.08
(1)    Issuable primarily under share-based compensation plans.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
For the third quarter of 2026, 1 million shares and for the third quarter and first nine months of 2025, 15 million shares and 12 million shares, respectively, of common stock issuable under share-based compensation plans were excluded from the computations of earnings per common share assuming dilution because their effects would have been antidilutive. The Company recorded a net loss for the first nine months of 2026; therefore, no potential dilutive common shares were used in the computation of loss per common share assuming dilution because their effects would have been antidilutive.
14.    Other Comprehensive Income (Loss)
Changes in each component of other comprehensive income (loss) are as follows:

	Three Months Ended September 30,
($ in millions)	Derivatives		Employee Benefit Plans		Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Loss
Balance July 1, 2025, net of taxes	$(385)		$(2,353)		$(2,683)	$(5,421)
Other comprehensive income (loss) before reclassification adjustments, pretax	113		93		(64)	142
Tax	(24)		1		39	16
Other comprehensive income (loss) before reclassification adjustments, net of taxes	89		94		(25)	158
Reclassification adjustments, pretax	103	(1)	(22)	(2)	—	81
Tax	(22)		2		—	(20)
Reclassification adjustments, net of taxes	81		(20)		—	61
Other comprehensive income (loss), net of taxes	170		74		(25)	219
Balance September 30, 2025, net of taxes	$(215)		$(2,279)		$(2,708)	$(5,202)
Balance July 1, 2026, net of taxes	$186		$(1,486)		$(2,642)	$(3,942)
Other comprehensive income (loss) before reclassification adjustments, pretax	(25)		71		37	83
Tax	5		(7)		(6)	(8)
Other comprehensive income (loss) before reclassification adjustments, net of taxes	(20)		64		31	75
Reclassification adjustments, pretax	(33)	(1)	9	(2)	—	(24)
Tax	6		(3)		—	3
Reclassification adjustments, net of taxes	(27)		6		—	(21)
Other comprehensive income (loss), net of taxes	(47)		70		31	54
Balance September 30, 2026, net of taxes	$139		$(1,416)		$(2,611)	$(3,888)

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)

	Nine Months Ended September 30,
($ in millions)	Derivatives		Employee Benefit Plans		Foreign Currency Translation Adjustment	Accumulated Other Comprehensive Loss
Balance January 1, 2025, net of taxes	$242		$(2,327)		$(2,860)	$(4,945)
Other comprehensive income (loss) before reclassification adjustments, pretax	(630)		91		270	(269)
Tax	132		—		(118)	14
Other comprehensive income (loss) before reclassification adjustments, net of taxes	(498)		91		152	(255)
Reclassification adjustments, pretax	52	(1)	(40)	(2)	—	12
Tax	(11)		(3)		—	(14)
Reclassification adjustments, net of taxes	41		(43)		—	(2)
Other comprehensive income (loss), net of taxes	(457)		48		152	(257)
Balance September 30, 2025, net of taxes	$(215)		$(2,279)		$(2,708)	$(5,202)
Balance January 1, 2026, net of taxes	$(105)		$(1,499)		$(2,683)	$(4,287)
Other comprehensive income (loss) before reclassification adjustments, pretax	184		73		108	365
Tax	(39)		(6)		(36)	(81)
Other comprehensive income (loss) before reclassification adjustments, net of taxes	145		67		72	284
Reclassification adjustments, pretax	126	(1)	20	(2)	—	146
Tax	(27)		(4)		—	(31)
Reclassification adjustments, net of taxes	99		16		—	115
Other comprehensive income (loss), net of taxes	244		83		72	399
Balance September 30, 2026, net of taxes	$139		$(1,416)		$(2,611)	$(3,888)
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

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
Sales of the Company’s products were as follows:

	Three Months Ended September 30,						Nine Months Ended September 30,
	2026			2025			2026			2025
($ in millions)	U.S.	Int’l	Total	U.S.	Int’l	Total	U.S.	Int’l	Total	U.S.	Int’l	Total
Pharmaceutical:
Oncology
Keytruda	$4,520	$3,251	$7,771	$4,879	$3,263	$8,142	$13,731	$9,851	$23,581	$13,936	$9,367	$23,303
Keytruda Qlex	693	136	830	5	—	5	1,195	225	1,420	5	—	5
Alliance revenue-Lynparza (1)	171	182	352	184	195	379	486	573	1,059	503	558	1,061
Alliance revenue-Lenvima (1)	204	83	287	177	81	258	573	253	826	545	236	781
Welireg	237	69	307	161	35	196	603	173	776	422	74	496
Alliance revenue-Reblozyl (2)	145	33	177	111	25	136	370	78	448	299	62	361
Vaccines and Infectious Diseases
Gardasil/Gardasil 9	1,366	629	1,995	1,154	595	1,749	2,392	1,840	4,232	2,235	1,967	4,202
ProQuad/M-M-R II/Varivax	561	169	730	554	130	684	1,409	452	1,860	1,457	374	1,832
Bridion	108	36	144	392	47	439	995	118	1,113	1,181	161	1,341
Prevymis	189	158	347	128	138	266	472	443	915	345	357	702
Capvaxive	207	55	263	238	7	244	464	124	588	473	8	480
Vaxneuvance	111	85	195	134	91	226	303	243	545	409	276	685
RotaTeq	150	46	196	141	63	204	399	137	536	366	187	554
Zerbaxa	56	34	90	49	32	81	151	98	249	136	89	225
Delstrigo	13	54	67	13	64	77	36	208	243	42	185	228
Enflonsia	141	45	187	78	—	79	140	50	190	78	—	79
Isentress/Isentress HD	31	21	52	44	37	82	101	70	171	144	114	258
Dificid	7	7	14	30	13	43	42	29	70	185	37	222
Lagevrio	7	10	17	24	114	138	25	25	49	90	233	323
Cardiometabolic, Respiratory and Specialty
Winrevair	610	84	694	335	25	360	1,609	198	1,808	926	49	976
Januvia	78	108	186	258	124	382	479	333	811	819	483	1,302
Janumet	61	133	194	78	165	243	156	416	572	210	530	741
Ohtuvayre	184	—	184	—	—	—	518	—	519	—	—	—
Alliance revenue-Adempas/Verquvo (3)	108	10	118	103	8	112	329	24	353	308	32	340
Adempas	—	78	78	—	82	82	—	234	234	—	229	229
Other pharmaceutical (4)	161	633	793	223	784	1,004	479	1,725	2,209	633	1,944	2,573
Total Pharmaceutical segment sales	10,119	6,149	16,268	9,493	6,118	15,611	27,457	17,920	45,377	25,747	17,552	43,299
Animal Health:
Livestock	199	850	1,048	213	811	1,023	613	2,541	3,154	598	2,312	2,909
Companion Animal	294	334	628	291	301	592	934	1,155	2,089	907	1,033	1,940
Total Animal Health segment sales	493	1,184	1,676	504	1,112	1,615	1,547	3,696	5,243	1,505	3,345	4,849
Total segment sales	10,612	7,333	17,944	9,997	7,230	17,226	29,004	21,616	50,620	27,252	20,897	48,148
Other (5)	3	138	141	15	34	50	142	216	358	119	343	463
	$10,615	$7,471	$18,085	$10,012	$7,264	$17,276	$29,146	$21,832	$50,978	$27,371	$21,240	$48,611
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
(4)    Other pharmaceutical primarily reflects sales of other human health pharmaceutical products, including products within the franchises not listed separately. Also reflects total alliance revenue for Koselugo of $13 million and $214 million in the third quarter of 2026 and 2025, respectively, and $183 million and $301 million in the first nine months of 2026 and 2025, respectively (see Note 3).
(5)    Other is primarily comprised of miscellaneous corporate revenue, including revenue hedging activities which decreased sales by $126 million and $61 million for the nine months ended September 30, 2026 and 2025, respectively, as well as revenue from third-party manufacturing arrangements (including sales to Organon & Co.). Other for the nine months ended September 30, 2026 and 2025 also includes $133 million and $111 million, respectively, related to milestone payments received by Merck for out-licensing agreements.
Product sales are recorded net of the provision for discounts, including chargebacks, which are customer discounts that occur when a contracted customer purchases through an intermediary wholesale purchaser, and rebates that are owed based upon definitive contractual agreements or legal requirements with private sector and public sector (Medicaid and Medicare Part D) benefit providers, after the final dispensing of the product by a pharmacy to a benefit plan participant. These discounts, in the aggregate, reduced U.S. sales by $2.4 billion and $2.6 billion for the three months ended September 30, 2026 and 2025, respectively, and $7.4 billion and $7.2 billion for the nine months ended September 30, 2026 and 2025, respectively.

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
Consolidated sales by geographic area where derived are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2026	2025	2026	2025
U.S.	$10,615	$10,012	$29,146	$27,371
Europe, Middle East and Africa	3,888	3,680	11,694	10,789
Latin America	980	905	2,729	2,556
Asia Pacific (other than Japan and China)	781	764	2,338	2,238
Japan	586	712	1,718	2,007
China	470	405	1,267	1,553
Other	765	798	2,086	2,097
	$18,085	$17,276	$50,978	$48,611
A reconciliation of segment profits to Income Before Taxes is as follows:

	Three Months Ended September 30,						Nine Months Ended September 30,
	2026			2025			2026			2025
($ in millions)	Pharma- ceutical	Animal Health	Total	Pharma- ceutical	Animal Health	Total	Pharma-ceutical	Animal Health	Total	Pharma-ceutical	Animal Health	Total
Segment sales	$16,268	$1,676	$17,944	$15,611	$1,615	$17,226	$45,377	$5,243	$50,620	$43,299	$4,849	$48,148
Less segment costs: (1)
Cost of sales	1,778	721		1,664	710		5,062	2,110		4,838	1,968
Selling, general and administrative	1,452	301		1,320	277		4,202	887		3,931	822
Research and development (2)	—	113		—	118		—	345		—	323
Other segment items (3)	(74)	—		(60)	(1)		(149)	1		(130)	(1)
Total segment profits	$13,112	$541	$13,653	$12,687	$511	$13,198	$36,262	$1,900	$38,162	$34,660	$1,737	$36,397
Other profits			108			4			243			235
Unallocated:
Interest income			52			96			122			274
Interest expense			(546)			(327)			(1,550)			(946)
Amortization			(1,057)			(623)			(2,972)			(1,820)
Depreciation			(641)			(449)			(1,646)			(1,345)
Research and development			(4,365)			(3,839)			(26,347)			(11,159)
Restructuring costs			(184)			(47)			(530)			(676)
Other unallocated, net			(1,461)			(1,268)			(4,140)			(3,313)
			$5,559			$6,745			$1,342			$17,647
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

Notes to Condensed Consolidated Financial Statements (unaudited) (continued)
Equity income from affiliates and depreciation included in segment profits is as follows:

	Three Months Ended September 30,						Nine Months Ended September 30,
	2026			2025			2026			2025
($ in millions)	Pharma- ceutical	Animal Health	Total	Pharma- ceutical	Animal Health	Total	Pharma-ceutical	Animal Health	Total	Pharma-ceutical	Animal Health	Total
Equity income from affiliates	$82	$—	$82	$62	$—	$62	$174	$—	$174	$148	$—	$148
Depreciation	1	83	84	1	82	83	4	256	260	4	203	207
Property, plant and equipment, net, by geographic area where located is as follows:

($ in millions)	September 30, 2026	December 31, 2025
U.S.	$15,465	$15,021
Europe, Middle East and Africa	9,129	8,856
Asia Pacific (other than China and Japan)	767	898
China	204	218
Latin America	158	128
Japan	129	144
Other	52	51
	$25,904	$25,316
The Company does not disaggregate assets on a products and services basis for internal management reporting and, therefore, such information is not presented.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Business Development Transactions
Below is a summary of significant business development activity thus far in 2026.
In September 2026, Merck and SciBrunch Therapeutics Co., Ltd. (SciBrunch) closed an exclusive license agreement for MK-2690 (SPR2015), a potent and selective novel, investigational, preclinical, molecular glue KRAS G12D (ON) inhibitor, targeting cancers and tumors characterized by the KRAS G12D mutation. Under the agreement, SciBrunch granted Merck exclusive rights to develop, manufacture and commercialize MK-2690 (SPR2015) worldwide. The Company recorded a charge to Research and development expenses of $400 million in the third quarter and first nine months of 2026, or $0.12 per share, for the upfront payment, which is expected to be paid in the fourth quarter of 2026. SciBrunch is also eligible to receive future contingent development-related, regulatory, and, if approved, sales-based milestone payments.
In July 2026, Merck acquired TARGAN, a privately held company developing and commercializing biodevice solutions to improve performance outcomes for the poultry industry, for $647 million. The acquisition will broaden Merck Animal Health’s portfolio in commercial poultry operations with WingScan, an automated solution that uses vision technology for gender identification. This acquisition also brings the capability for a high-speed precision ocular spray technology, which administers respiratory and coccidiosis vaccines, among others, to day-old chicks. In addition, TARGAN has the potential to develop additional biodevices within poultry and other livestock species. Merck recorded a realized gain of $68 million to Other (income) expense, net in the first nine months of 2026 related to an existing investment that Merck held in TARGAN. The transaction was accounted for as a business combination. There are no future contingent payments associated with the acquisition.
In May 2026, Merck acquired Terns Pharmaceuticals, Inc. (Terns), a clinical-stage oncology company, for $6.8 billion (including $606 million of payments to settle share-based equity awards of which $433 million related to unvested equity awards). Through this acquisition, Merck acquired Terns’ lead candidate, MK-4208 (formerly TERN-701), a novel investigational oral allosteric BCR::ABL1 tyrosine kinase inhibitor (TKI) currently being evaluated in a Phase 1/2 trial for patients with Philadelphia chromosome-positive, chronic phase chronic myeloid leukemia previously treated with at least one prior TKI and who experienced treatment failure, suboptimal response or treatment intolerance. The transaction was accounted for as an asset acquisition because MK-4208 accounted for substantially all of the fair value of the gross assets acquired (excluding cash and deferred income taxes). Merck recorded a charge of $5.7 billion to Research and development expenses (which primarily represented acquired in-process research and development [IPR&D] with no alternative future use), or $2.31 per share, in the first nine months of 2026, as well as net assets of $1.1 billion, including cash of $505 million, investments of $487 million, deferred tax assets of $190 million, and other net liabilities of $105 million. There are no future contingent payments associated with the acquisition.
In January 2026, Merck acquired Cidara Therapeutics, Inc. (Cidara), a biotechnology company developing drug-Fc conjugate (DFC) therapeutics, for $9.2 billion (including $570 million of payments to settle share-based equity awards of which $406 million related to unvested equity awards). Cidara’s lead DFC candidate, MK-1406 (formerly CD388), is a long-acting antiviral designed to prevent seasonal and pandemic influenza. MK-1406 is currently being evaluated in a Phase 3 trial among adult and adolescent participants who are at higher risk of developing complications from influenza. The transaction was accounted for as an asset acquisition because MK-1406 accounted for substantially all of the fair value of the gross assets acquired (excluding cash and deferred income taxes). Merck recorded a charge of $9.0 billion to Research and development expenses (which primarily represented acquired IPR&D with no alternative future use), or $3.62 per share, in the first nine months of 2026, as well as net assets of $332 million. Under a previous license agreement between Cidara and J&J Innovative Medicine (a Johnson & Johnson company, previously Janssen Pharmaceuticals, Inc.), which was assumed by Merck, J&J Innovative Medicine is eligible to receive regulatory and sales-based milestones related to MK-1406.
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
In several international markets, government-mandated pricing actions have reduced prices of generic and patented drugs. In addition, the Company’s sales performance in the first nine months of 2026 was negatively affected by other cost-reduction measures taken by governments and other third parties to lower health care costs. In July 2026, the German parliament approved the Statutory Health Insurance Contribution Rate Stabilization Act (GKV-BStabG), a comprehensive health care reform law designed to reduce health insurance expenditures. The legislation introduces significant cost-containment measures that directly impact the pharmaceutical industry, including the Company, with the majority of the provisions taking effect on January 1, 2027. The Company is currently evaluating the implications of the GKV-BStabG on its business; however, the provisions of this law will exert significant downward pressure on revenues in Germany, particularly with respect to Keytruda.
The Company anticipates all of these actions and additional actions in the future will continue to negatively affect sales and profits.
In May 2025, the U.S. presidential administration issued an Executive Order (EO) intended to encourage or impose the use of “most-favored-nation” pricing to tie U.S. prescription drug prices to prices in selected comparably developed nations. In July 2025, the Company and other pharmaceutical companies received letters from the U.S. presidential administration with a request to agree to the administration’s “most-favored-nation” drug pricing goals by September 29, 2025. Further to the letter received from the administration, in December 2025, the Company announced that it had entered into a three-year agreement (MFN Agreement) with the U.S government that addressed the four policy goals of the administration’s July letter. The Company is providing Januvia, Janumet and Janumet XR through a direct-to-patient program at affordable prices for eligible patients in the U.S., and will be expanding the program in the future to include Lipfendra (enlicitide). The Company also agreed to offer its existing medicines at discounted prices to Medicaid (excluding certain products) and in June 2026 signed an agreement with CMS to participate in the GENErating cost Reductions fOr U.S. Medicaid (GENEROUS) Model, a voluntary model through which participating state Medicaid agencies receive pricing for certain medications aligned to prices paid in select countries. As a result of the Company’s participation in the GENEROUS Model, it expects to be exempt from the Global Benchmark for Efficient Drug Pricing (GLOBE) Model through December 2030. GLOBE is a mandatory Medicare Part B model that will apply an international benchmark to certain physician-administered medicines based on reference pricing from certain countries. Additionally, the Company agreed that products launched during the term of the MFN Agreement (with certain exceptions) will be subject to “most-favored-nation” pricing in reference to prices for such products in a specified group of countries (MFN Countries). Finally, the Company agreed to repatriate and share with the Federal government a portion of foreign revenue received by the Company as a result of the government’s successful trade policy efforts. Additionally, the Company reached an agreement with the U.S. Department of Commerce to delay Section 232 tariffs for three years, enabling the Company to make investments in the U.S. to reshore manufacturing for American patients.
Operating Results
Sales

	Three Months Ended September 30,			% Change Excluding Foreign Exchange	Nine Months Ended September 30,			% Change Excluding Foreign Exchange
($ in millions)	2026	2025	% Change		2026	2025	% Change
U.S.	$10,615	$10,012	6%	6%	$29,146	$27,371	6%	6%
International	7,471	7,264	3%	2%	21,832	21,240	3%	—%
Total	$18,085	$17,276	5%	4%	$50,978	$48,611	5%	4%
U.S. plus international may not equal total due to rounding.
Worldwide sales were $18.1 billion and $51.0 billion in the third quarter and first nine months of 2026, respectively, representing increases of 5% compared with the same periods of 2025, primarily driven by growth in the oncology and cardiometabolic, respiratory and specialty franchises, as well as animal health, partially offset by a decline in the vaccines and infectious diseases franchise. U.S. sales in both the third quarter and first nine months of 2026 benefited from the timing of purchases by approximately $550 million.
•Growth in the oncology franchise was largely due to the performance of Keytruda/Keytruda Qlex and Welireg (belzutifan), offset in part by lower alliance revenue related to Koselugo (selumetinib) resulting from an amendment to the collaboration agreement with AstraZeneca PLC (AstraZeneca).
•Growth in the cardiometabolic, respiratory and specialty franchise was largely attributable to the continued uptake of Winrevair (sotatercept-csrk), as well as the inclusion of sales of Ohtuvayre (ensifentrine), which was obtained as part of the October 2025 acquisition of Verona Pharma plc (Verona Pharma), partially offset by lower sales of Januvia and Janumet.
•Animal health sales growth was due to the performance of both livestock and companion animal products.

•Lower revenue in the vaccines and infectious diseases franchise was primarily due to lower sales of Lagevrio (molnupiravir), Bridion (sugammadex), Dificid (fidaxomicin), and Vaxneuvance (Pneumococcal 15-valent Conjugate Vaccine), partially offset by growth in Prevymis (letermovir), Enflonsia (clesrovimab-cfor), Capvaxive (Pneumococcal 21-valent Conjugate Vaccine) and Gardasil (Human Papillomavirus Quadrivalent [Types 6, 11, 16 and 18] Vaccine Recombinant) / Gardasil 9 (Human Papillomavirus 9-valent Vaccine, Recombinant). The overall U.S. vaccines market has experienced a contraction negatively affecting sales.
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
Pharmaceutical Segment
Oncology

	Three Months Ended September 30,			% Change Excluding Foreign Exchange	Nine Months Ended September 30,			% Change Excluding Foreign Exchange
($ in millions)	2026	2025	% Change		2026	2025	% Change
Keytruda/Keytruda Qlex	$8,601	$8,147	6%	6%	$25,001	$23,308	7%	6%
Alliance Revenue - Lynparza (1)	352	379	(7)%	(7)%	1,059	1,061	—%	(2)%
Welireg	307	196	56%	58%	776	496	57%	57%
Alliance Revenue - Reblozyl (2)	177	136	31%	31%	448	361	24%	24%
Alliance Revenue - Koselugo (3)	13	214	(94)%	(94)%	183	301	(39)%	(39)%
(1)    Alliance revenue for Lynparza represents Merck’s share of profits, which are product sales net of cost of sales and commercialization costs (see Note 3 to the condensed consolidated financial statements).
(2)    Alliance revenue for Reblozyl represents royalties (see Note 3 to the condensed consolidated financial statements).
(3)    Alliance revenue for Koselugo includes $150 million in the first nine months of 2026 and $200 million in the third quarter and first nine months of 2025 related to an amendment to the collaboration agreement with AstraZeneca in August 2025, which revised the payment structure. (See Note 3 to the condensed consolidated financial statements for more information on this collaboration, including the above referenced amendment.)
Keytruda is an anti-PD-1 (programmed death receptor-1) therapy that has been approved in over 45 indications in the U.S., including 19 tumor types and 2 tumor-agnostic indications, and has similarly been approved in markets worldwide for many of these indications. Keytruda Qlex is a subcutaneously-administered fixed combination of pembrolizumab and berahyaluronidase alfa, which enhances dispersion and permeability to enable subcutaneous administration of pembrolizumab. Keytruda Qlex, which was initially approved by the FDA in September 2025, is approved in the U.S. in solid tumor indications approved for Keytruda. In November 2025, the European Commission (EC) approved a new subcutaneous (SC) route of administration and a new pharmaceutical form (solution for injection) of Keytruda (to be marketed as Keytruda SC) for use across Keytruda indications for adults in Europe. Timing for commercial availability of Keytruda SC in individual European Union (EU) countries for approved indications will vary by country and depend on multiple factors, including the completion of reimbursement procedures and the outcome of litigation with Halozyme, Inc. As discussed in Note 8 to the condensed consolidated financial statements, preliminary injunctions have been awarded against the Company, prohibiting continued sales of Keytruda SC in Denmark and Italy and preventing product launches in Germany, The Netherlands, Belgium, Ireland, and France. In September 2026, Japan’s Ministry of Health, Labor and Welfare (MHLW) approved subcutaneous pembrolizumab and berahyaluronidase alfa injection under the trademark Keyject for all Keytruda approved indications in Japan. The Keytruda and Keytruda Qlex clinical development programs include studies across a broad range of cancer types. See “Research and Development Update” below.
Combined global sales of Keytruda/Keytruda Qlex grew 6% and 7% in the third quarter and first nine months of 2026, respectively. Sales growth in the U.S. in both periods reflects higher net pricing and increased demand. Demand in the U.S. was driven by higher utilization across earlier-stage indications, including in certain types of triple-negative breast cancer (TNBC), bladder cancer, head and neck squamous cell carcinoma, and cervical cancer, as well as higher demand across multiple metastatic indications, in particular for the treatment of certain types of urothelial cancer. The timing of wholesaler purchases unfavorably affected U.S. Keytruda sales in the third quarter of 2026, but was largely offset by an increase in inventory in the channel (which is expected to unwind in the fourth quarter of 2026). Sales growth in international markets reflects increased uptake in earlier-stage indications, predominately for cervical, TNBC, non-small cell lung cancer (NSCLC), and renal cell carcinoma (RCC), as well as higher demand in urothelial and endometrial cancer metastatic indications. The launch and reimbursement of new indications for Keytruda in the EU continues to have a negative impact on pricing in those markets. In addition, a biosimilar of Keytruda launched in Argentina in 2025 and further launches in smaller international markets have occurred during 2026. The Company anticipates the impact of biosimilar erosion to Keytruda sales will be immaterial in 2026.
Keytruda has received the following regulatory approvals thus far in 2026.

Date	Approval
February 2026
China’s National Medical Products Administration (NMPA) approval for the first-line treatment of certain patients with primary advanced or recurrent endometrial cancer, based on the KEYNOTE-868 (NRG-GY018) trial.

February 2026	U.S. Food and Drug Administration (FDA) approval in combination with paclitaxel, with or without bevacizumab, for the treatment of adult patients with platinum-resistant epithelial ovarian, fallopian tube or primary peritoneal carcinoma whose tumors express programmed death-ligand 1 (PD-L1) Combined Positive Score (CPS) ≥ 1 as determined by an FDA-authorized test, and who have received one or two prior systemic treatment regimens, based on the KEYNOTE-B96 trial.
February 2026	Japan’s MHLW approval as part of a neoadjuvant and adjuvant treatment regimen with radiotherapy with or without chemotherapy for certain patients with resectable locally advanced head and neck squamous cell carcinoma (HNSCC), based on the KEYNOTE-689 trial.
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

June 2026	EC approval in combination with Padcev (enfortumab vedotin), an antibody-drug conjugate (ADC), as neoadjuvant treatment and then continued after radical cystectomy as adjuvant treatment, for adults with resectable muscle-invasive bladder cancer (MIBC) who are ineligible for cisplatin-containing chemotherapy, based on the KEYNOTE-905 trial.
June 2026	FDA approval in combination with Trodelvy (sacituzumab govitecan-hziy), a trophoblast cell-surface antigen 2 (TROP2)-directed ADC, for the first-line treatment of adult patients with unresectable locally advanced or TNBC whose tumors express PD-L1 (CPS ≥10), based on the KEYNOTE-D19 trial.
June 2026	China's NMPA approval in combination with paclitaxel, with or without bevacizumab, for the treatment of adult patients with platinum-resistant epithelial ovarian, fallopian tube or primary peritoneal cancer whose tumors express PD-L1 (CPS ≥1) and who have received prior first- or second-line systemic therapy, based on the KEYNOTE-B96 trial.
July 2026	FDA approval in combination with Padcev for expanded use as neoadjuvant treatment and then continued after cystectomy as adjuvant treatment for adults with MIBC, including those eligible for cisplatin-containing chemotherapy, based on the KEYNOTE-B15 trial.
September 2026	China’s NMPA approval for the treatment of adult patients with resectable locally advanced HNSCC whose tumors express PD-L1 (CPS ≥1), as a single agent as neoadjuvant treatment, continued as adjuvant treatment in combination with radiotherapy with or without cisplatin and then as a single agent, based on the KEYNOTE-689 trial.
September 2026	Japan's MHLW approval for the treatment of platinum-resistant recurrent ovarian cancer, based on the KEYNOTE-B96 trial.
October 2026	EC approval in combination with Padcev as neoadjuvant treatment and then continued after radical cystectomy as adjuvant treatment for adults with resectable MIBC, based on the KEYNOTE-B15 trial.
Keytruda Qlex (available in some markets as Keytruda SC) received the following regulatory approvals thus far in 2026.

Date	Approval
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

June 2026	EC approval in combination with Padcev, an ADC, as neoadjuvant treatment and then continued after radical cystectomy as adjuvant treatment, for adults with resectable MIBC who are ineligible for cisplatin-containing chemotherapy, based on the KEYNOTE-905 trial.
June 2026	FDA approval in combination with Trodelvy, a TROP2-directed ADC, for the first-line treatment of adult patients with unresectable locally advanced or TNBC whose tumors express PD-L1 (CPS ≥10), based on the KEYNOTE-D19 trial.
July 2026	FDA approval in combination with Padcev for expanded use as neoadjuvant treatment and then continued after cystectomy as adjuvant treatment for adults with MIBC, including those eligible for cisplatin-containing chemotherapy, based on the KEYNOTE-B15 trial.
September 2026	Japan’s MHLW approval for all indications approved in Japan for Keytruda, based on the MK-3475A-D77 trial.

September 2026	China's NMPA approval for nineteen solid tumor indications, based on the MK-3475A-D77 trial.
October 2026	EC approval in combination with Padcev as neoadjuvant treatment and then continued after radical cystectomy as adjuvant treatment for adults with resectable MIBC, based on the KEYNOTE-B15 trial.
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
Lynparza (olaparib) is an oral poly (ADP-ribose) polymerase (PARP) inhibitor being developed and commercialized as part of a collaboration with AstraZeneca (see Note 3 to the condensed consolidated financial statements). Lynparza is approved for the treatment of certain types of advanced or recurrent ovarian, early or metastatic breast, metastatic pancreatic and metastatic castration-resistant prostate cancers. Alliance revenue related to Lynparza declined 7% in the third quarter of 2026 primarily due to lower pricing in the U.S. and lower demand and pricing in China. Alliance revenue related to Lynparza in the first nine months of 2026 was consistent with the prior year period.
Welireg is approved for the treatment of adult patients with certain von Hippel-Lindau (VHL) disease-associated tumors, certain adult patients with previously treated advanced RCC, and certain patients with pheochromocytoma and paraganglioma. Welireg is also approved in combination with Keytruda or Keytruda Qlex for the adjuvant treatment of certain adult patients with clear cell RCC following nephrectomy and in combination with Lenvima for the treatment of certain previously treated adult patients with advanced clear cell RCC. Sales of Welireg rose 56% and 57% in the third quarter and first nine months of 2026, respectively, primarily due to increased utilization in the U.S. for the advanced RCC monotherapy indication and as adjuvant treatment for RCC, as well as continued launch uptake in international markets, particularly in Japan.
Reblozyl (luspatercept-aamt) is a first-in-class erythroid maturation recombinant fusion protein that is being commercialized through a global collaboration with Bristol-Myers Squibb Company (BMS) (see Note 3 to the condensed consolidated financial statements). Reblozyl is approved for the treatment of anemia in certain rare blood disorders. Alliance revenue related to this collaboration (consisting of royalties) increased 31% and 24% in the third quarter and first nine months of 2026, respectively, primarily due to strong underlying sales performance.
Koselugo is an oral, selective MEK inhibitor approved for the treatment of patients with neurofibromatosis type 1 who have symptomatic inoperable plexiform neurofibromas. Koselugo is part of a collaboration with AstraZeneca. Alliance revenue related to Koselugo declined 94% and 39% in the third quarter and first nine months of 2026, respectively, due to an amendment to the collaboration agreement with AstraZeneca in August 2025 that (subject to an annual election by AstraZeneca) discontinued the revenue and cost sharing provisions of the collaboration, and revised the payment structure. As a result of this amendment, alliance revenue related to Koselugo in the first nine months of 2026 reflects a $150 million payment received and for both the third quarter and first nine months of 2025 reflects a $150 million upfront payment received and the recognition of a $50 million regulatory approval milestone. See Note 3 to the condensed consolidated financial statements for additional information.
Vaccines and Infectious Diseases

	Three Months Ended September 30,			% Change Excluding Foreign Exchange	Nine Months Ended September 30,			% Change Excluding Foreign Exchange
($ in millions)	2026	2025	% Change		2026	2025	% Change
Gardasil/Gardasil 9	$1,995	$1,749	14%	14%	$4,232	$4,202	1%	—%
ProQuad	296	273	8%	8%	730	668	9%	8%
M-M-R II	148	123	21%	22%	349	387	(10)%	(10)%
Varivax	286	288	(1)%	(1)%	781	777	—%	—%
Capvaxive	263	244	8%	7%	588	480	22%	22%
Vaxneuvance	195	226	(14)%	(13)%	545	685	(20)%	(22)%
Bridion	144	439	(67)%	(67)%	1,113	1,341	(17)%	(17)%
Prevymis	347	266	30%	31%	915	702	30%	29%
Enflonsia	187	79	*	*	190	79	*	*
Dificid	14	43	(68)%	(68)%	70	222	(68)%	(68)%
Lagevrio	17	138	(88)%	(88)%	49	323	(85)%	(85)%
* > 100%
In January 2026, the acting director of the U.S. Centers for Disease Control and Prevention (CDC) announced changes to the child and adolescent immunization schedule (January announcement), reducing the number of routinely recommended vaccinations and creating three new categories: immunizations recommended for all children; immunizations recommended for certain high-risk groups or populations; and immunizations based on shared clinical decision-making. Immunizations recommended for all children include vaccines for measles, mumps, rubella, polio, pertussis, tetanus, diphtheria, Haemophilus influenzae type B (Hib), pneumococcal disease, human papillomavirus (HPV), and chickenpox (varicella). Immunizations recommended for certain high-risk groups or populations include respiratory syncytial virus (RSV), hepatitis A, hepatitis B, and dengue. Immunizations recommended based on shared clinical decision-making include rotavirus, hepatitis A, and hepatitis B. HHS has stated that immunizations for all of the diseases covered by the previous immunization schedule will still be available to anyone who wants them through Affordable Care Act insurance plans and federal insurance programs, including Medicaid, the Children’s Health Insurance Program, and the Vaccines For Children (VFC) program. Additionally, the trade association representing U.S. health insurers (AHIP) announced that its member health plans would continue to cover all immunizations that had been recommended by the CDC’s Advisory Committee on Immunization Practices (ACIP) as of September 1, 2025, with no cost-sharing for patients through the end of 2027. On March 16, 2026, a federal district court in Massachusetts issued a preliminary injunction staying, among other things, the immunization schedule changes in the CDC’s January announcement. The government has appealed aspects of the district court ruling to the U.S. Court of Appeals for the First Circuit.
Combined worldwide sales of Gardasil and Gardasil 9, vaccines to help prevent certain cancers and other diseases caused by certain types of HPV, grew 14% in the third quarter of 2026 primarily due to higher sales in the U.S. reflecting favorable public sector purchasing patterns and higher net pricing. Combined worldwide sales of Gardasil and Gardasil 9 grew 1% in the first nine months of 2026 primarily driven by higher sales in the U.S. reflecting higher net pricing and favorable public sector purchasing patterns, as well as higher demand in Europe and certain countries in the Asia Pacific region, largely offset by lower demand in China (discussed below) and in Japan, reflecting in part that the last date to initiate the first dose in Japan’s national immunization program catch-up cohort was in March 2025. The majority of the benefit to U.S. sales from favorable public sector purchasing patterns is expected to unwind in 2027. As previously disclosed, the Company suspended shipments to China in February 2025 given lower demand and elevated channel inventory levels in China. In April 2026, the Company entered into a revised supply contract with its distributor and commercialization partner in China, Chongqing Zhifei Biological Products Co., Ltd. In the second and third quarters of 2026, the Company made limited shipments to China; however, revenue associated with the revised supply contract is expected to be immaterial in 2026.
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
Global sales of ProQuad (Measles, Mumps, Rubella and Varicella Virus Vaccine Live), a pediatric combination vaccine to help protect against measles, mumps, rubella and varicella, grew 8% and 9% in the third quarter and first nine months of 2026, respectively, primarily due to higher demand in certain European markets, partially offset by lower sales in the U.S. The U.S. sales decline in both periods was driven by lower demand, offset in part by higher net pricing and, for the year-to-date period, the effects of CDC Pediatric Vaccine Stockpile activity in the prior year. As a result of manufacturing delays, in January 2025, the Company borrowed doses of ProQuad from the CDC Pediatric Vaccine Stockpile, which it partially replenished in the second quarter of 2025; the net effect of the borrowing and partial replenishment resulted in a net reduction to U.S. ProQuad sales of $49 million for the first nine months of 2025. Worldwide sales of M-M-R II (Measles, Mumps and Rubella Virus Vaccine Live), a vaccine to help protect against measles, mumps and rubella, grew 21% in the third quarter of 2026 primarily due to favorable public sector purchasing patterns in the U.S. and higher demand in Latin America. Global sales of M-M-R II declined 10% in the first nine months of 2026 primarily due to lower demand and lower net pricing in the U.S., partially offset by higher demand in Latin America. Global sales of Varivax (Varicella Virus Vaccine Live), a vaccine to help prevent chickenpox (varicella), were nearly flat in the first nine months of 2026 compared with the same prior year period as unfavorable CDC stockpile activity in the prior year as noted below, higher net pricing in the U.S., and higher demand in certain international markets, were offset by lower demand in the U.S. and Latin America.
In September 2025, the ACIP voted to recommend that children under the age of four years receive protection from chickenpox (varicella) as a standalone immunization rather than in combination with measles, mumps and rubella (MMR) vaccination, eliminating a previous shared clinical decision-making recommendation that allowed parents to choose combined MMR and varicella vaccine (MMRV) first-dose administration. The ACIP also voted to align the VFC program with this change. The acting CDC Director adopted the recommendation in October 2025. These ACIP recommendations are subject to the federal district court’s March 16, 2026 preliminary injunction, as described above. MMR and varicella vaccines remain recommended and funded through the VFC program for both the first and second doses. The Company is the only manufacturer in the U.S. of MMRV vaccine (ProQuad) and varicella vaccine (Varivax). The Company anticipates that any negative effect of these recommendations on sales of ProQuad will not be material.
In August 2026, the U.S. presidential administration issued an EO describing proposed federal policy for “Gold Standard Childhood Vaccine Recommendations.” Among other things, the EO included categories of childhood immunization recommendations, recommended administration of the combined measles, mumps and rubella vaccine as three separate single-disease shots, recommended that all childhood immunizations be administered at separate medical visits to the maximum extent feasible, and advised U.S. states and territories to consider updating relevant laws and regulations concerning school immunization requirements. There currently are no approved U.S. monovalent measles, mumps or rubella single-antigen vaccines. Numerous medical, health and patient advocacy groups have voiced concerns with and/or opposition to the EO. The EO requires an HHS task force to present plans within 90 days of issuance to effectuate certain of its provisions, such as offering single-antigen alternatives to combination vaccines, reassessing vaccine timing and sequencing, developing alternatives to aluminum adjuvants, and improving safety monitoring and transparency.
Sales of Capvaxive, a vaccine for the prevention of invasive pneumococcal disease (IPD) and pneumococcal pneumonia caused by certain serotypes in individuals 18 years of age and older, and for the prevention of IPD caused by those serotypes in certain children and adolescents 2 to 17 years of age at increased risk, grew 8% and 22% in the third quarter and first nine months of 2026, respectively. Sales growth in both periods was largely due to launch uptake in several international markets, particularly in Europe and the Asia Pacific region, partially offset by the market dynamic of lower adult pneumococcal vaccination rates and lower net pricing in the U.S. which, for the year-to-date period, was partially offset by higher product demand. Capvaxive was approved in the U.S. in June 2024, in the EU in March 2025, and in Japan in August 2025 for use in adults. In June 2026, the FDA approved an expanded IPD indication for Capvaxive to include children and adolescents aged 2 through 17 years who have completed a primary pediatric pneumococcal vaccination series and have one or more chronic medical conditions that put them at an increased risk for pneumococcal disease. The EC approved a similar indication expansion in April 2026. The expanded approvals were based on data from the STRIDE-13 trial. Merck is a party to license agreements pursuant to which the Company pays royalties on net sales of Capvaxive. Under the terms of the most significant of these agreements, Merck pays a royalty of 7.25% on net sales of Capvaxive through 2026; this royalty will decline to 2.5% on net sales from 2027 through 2035. The royalty expenses are included in Cost of sales.
Worldwide sales of Vaxneuvance, a vaccine to help protect against IPD caused by certain serotypes, declined 14% in the third quarter of 2026 primarily due to lower sales in the U.S. reflecting unfavorable public sector purchasing patterns and lower demand. Worldwide sales of Vaxneuvance declined 20% in the first nine months of 2026 primarily due to approximately $70 million of favorable CDC stockpile activity in the U.S. in the prior year, of which approximately $60 million was offset by a drawdown of CDC stockpile inventory for Varivax (noted above) and RotaTeq (Rotavirus Vaccine, Live Oral, Pentavalent), which resulted in a net neutral transaction. Lower demand in the U.S. and the Asia Pacific region due to competition also contributed to the sales decline in the first nine months of 2026. Merck is a party to license agreements pursuant to which the Company pays royalties on net sales of Vaxneuvance. Under the most significant of these agreements, Merck pays a royalty of 7.25% on net sales of Vaxneuvance through 2026; this royalty will decline to 2.5% on net sales from 2027 through 2035. The royalty expenses are included in Cost of sales.
Global sales of Bridion, for the reversal of two types of neuromuscular blocking agents used during surgery, declined 67% and 17% in the third quarter and first nine months of 2026, respectively, primarily due to generic competition in the U.S. following loss of market exclusivity in July 2026. The Company expects the U.S. Bridion sales decline to continue and anticipates the discontinuation of U.S. sales of Bridion in 2027 as generic market supply stabilizes.
Worldwide sales of Prevymis, a medicine for prophylaxis (prevention) of cytomegalovirus (CMV) infection and disease in certain high risk adult and pediatric recipients of an allogenic hematopoietic stem cell transplant and for prophylaxis of CMV disease in certain high risk adult and pediatric recipients of a kidney transplant, grew 30% in both the third quarter and first nine months of 2026 primarily due to higher demand globally, particularly in the U.S.
Sales of Enflonsia, a preventive, long-acting monoclonal antibody, for the prevention of RSV lower respiratory tract disease (LRTD) in neonates (newborns) and infants who are born during or entering their first RSV season, were $187 million and $190 million in the third quarter and first nine months of 2026, respectively, primarily driven by seasonal demand and associated inventory build in the U.S. and certain international markets. Enflonsia sales of $79 million in both the third quarter and first nine months of 2025 consisted of inventory stocking following U.S. launch. Enflonsia was approved in the U.S. in June 2025, in the EU in April 2026, and in Japan and China in June 2026, based on results from the CLEVER and SMART clinical trials. The timing for availability of Enflonsia in individual EU countries will vary by country and depend on multiple factors, including the completion of reimbursement procedures.
Worldwide sales of Dificid, a medicine for the treatment of C. difficile-associated diarrhea, declined 68% in both the third quarter and first nine months of 2026 due to generic competition in the U.S. Dificid lost market exclusivity in the U.S. in July 2025; accordingly, the Company is experiencing a significant decline in U.S. sales of Dificid and expects the decline to continue.
Lagevrio is an investigational oral antiviral COVID-19 medicine being developed in a collaboration with Ridgeback Biotherapeutics LP (see Note 3 to the condensed consolidated financial statements). Sales of Lagevrio decreased 88% and 85% in the third quarter and first nine months of 2026, respectively, largely due to lower demand in Japan and the U.S. driven primarily by declining COVID-19 cases. The Company expects the Lagevrio sales decline to continue during 2026. In the U.S., where Lagevrio remains in Phase 3 development and is marketed under an Emergency Use Authorization (EUA), the Secretary of HHS provided advance notice on June 29, 2026 that the declaration supporting the EUAs pursuant to which Lagevrio and certain other COVID-19 drug and biologic products are marketed will terminate, effective June 29, 2027. Based on the Secretary’s June 2026 determination and advance notice of termination, the Company worked with the FDA to develop a plan for the disposition of Lagevrio in the U.S. by June 29, 2027. U.S. sales of Lagevrio were $25 million in the first nine months of 2026.

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
Cardiometabolic, Respiratory and Specialty

	Three Months Ended September 30,			% Change Excluding Foreign Exchange	Nine Months Ended September 30,			% Change Excluding Foreign Exchange
($ in millions)	2026	2025	% Change		2026	2025	% Change
Winrevair	$694	$360	93%	94%	$1,808	$976	85%	85%
Januvia/Janumet	380	624	(39)%	(39)%	1,383	2,043	(32)%	(32)%
Ohtuvayre	184	—	—	—	519	—	—	—
Alliance Revenue - Adempas/Verquvo (1)	118	112	5%	5%	353	340	4%	4%
Adempas	78	82	(5)%	(3)%	234	229	2%	(1)%
(1)    Alliance revenue for Adempas and Verquvo represents Merck’s share of profits from sales in Bayer AG’s marketing territories, which are product sales net of cost of sales and commercialization costs (see Note 3 to the condensed consolidated financial statements).
Winrevair is an activin signaling inhibitor indicated for the treatment of adults with pulmonary arterial hypertension (PAH) (World Health Organization [WHO] Group 1 pulmonary hypertension) to improve exercise capacity and WHO functional class, and reduce the risk of clinical worsening events including hospitalization for PAH, lung transplantation and death. Sales of Winrevair rose 93% and 85% in the third quarter and first nine months of 2026, respectively, largely due to higher demand and a benefit from the timing of wholesaler and specialty pharmacy purchases in the U.S. (which is expected to unwind in the fourth quarter of 2026), as well as launch uptake in certain international markets, particularly in Europe and Japan. Winrevair was originally approved in the U.S. in March 2024, in the EU in August 2024, and in Japan in June 2025 (where it is being marketed as Airwin). Winrevair was approved for expanded indications in PAH based on the ZENITH trial in the U.S. in October 2025 and in the EU in January 2026. The U.S. product label was further updated to include the positive results of the HYPERION trial in September 2026. Winrevair is the subject of a license agreement pursuant to which Merck pays a 22% royalty on net sales of Winrevair to BMS. The royalty expenses are included in Cost of sales.
Worldwide combined sales of Januvia and Janumet, medicines that help lower blood sugar levels in adults with type 2 diabetes, declined 39% and 32% in the third quarter and first nine months of 2026, respectively, primarily driven by lower sales in the U.S. due to generic competition. Januvia and Janumet lost market exclusivity in the U.S. in May 2026 and Janumet XR lost market exclusivity in the U.S. in July 2026. Accordingly, the Company is experiencing significant declines in U.S. sales of these products and expects the declines to continue. The sales declines were also attributable to ongoing generic competition in most international markets and, for the year-to-date period, lower demand in China.
Ohtuvayre is an inhaled phosphodiesterases 3 and 4 (PDE3 and PDE4) inhibitor, which was approved in the U.S. in June 2024 for the maintenance treatment of chronic obstructive pulmonary disease (COPD) in adults. Ohtuvayre was obtained in conjunction with Merck’s October 2025 acquisition of Verona Pharma. Sales in the third quarter of 2026 reflect a modest unfavorable effect from the timing of specialty pharmacy purchases in the U.S. that favorably affected second quarter 2026 sales.
Adempas (riociguat) and Verquvo (vericiguat) are part of a worldwide collaboration with Bayer AG (Bayer) to market and develop soluble guanylate cyclase (sGC) modulators (see Note 3 to the condensed consolidated financial statements). Adempas is approved for the treatment of certain types of PAH and chronic pulmonary hypertension. Verquvo is approved to reduce the risk of cardiovascular death and heart failure hospitalization following a hospitalization for heart failure or need for outpatient intravenous diuretics in adults with symptomatic chronic heart failure and reduced ejection fraction. Alliance revenue from the collaboration grew 5% and 4% in the third quarter and first nine months of 2026, respectively, primarily reflecting higher demand in Bayer’s marketing territories. The Company expects alliance revenue to decline for the full year of 2026 reflecting the loss of market exclusivity for Adempas in the U.S. Revenue also includes sales of Adempas and Verquvo in Merck’s marketing territories. Sales of Adempas in Merck’s marketing territories were relatively consistent in the third quarter and first nine months of 2026 compared with the same prior year periods.
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

Animal Health Segment

	Three Months Ended September 30,			% Change Excluding Foreign Exchange	Nine Months Ended September 30,			% Change Excluding Foreign Exchange
($ in millions)	2026	2025	% Change		2026	2025	% Change
Livestock	$1,048	$1,023	2%	2%	$3,154	$2,909	8%	5%
Companion Animal	628	592	6%	6%	2,089	1,940	8%	5%
	$1,676	$1,615	4%	3%	$5,243	$4,849	8%	5%
Sales of livestock products grew 2% in the third quarter of 2026 primarily due to higher demand for poultry products. Sales of livestock products grew 8% for the first nine months of 2026 primarily due to higher demand for ruminant and poultry products.
Sales of companion animal products grew 6% and 8% in the third quarter and first nine months of 2026, respectively, largely driven by new product launches, partially offset by lower pricing primarily for vaccines. Lower demand for other products in the portfolio also partially offset the sales decline in the year-to-date period. Sales of the Bravecto (fluralaner) line of products were $264 million in the third quarter of 2026, representing growth of 1%, or flat excluding the effect of foreign exchange, compared with the third quarter of 2025. Sales of the Bravecto line of products were $1.0 billion in the first nine months of 2026, representing growth of 8%, or 5% excluding the effect of foreign exchange, compared with the same period of 2025.
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
Costs, Expenses and Other

	Three Months Ended September 30,			Nine Months Ended September 30,
($ in millions)	2026	2025	% Change	2026	2025	% Change
Cost of sales	$4,892	$3,855	27%	$13,482	$10,831	24%
Selling, general and administrative	2,886	2,633	10%	8,491	7,835	8%
Research and development	4,537	4,234	7%	26,871	11,903	*
Restructuring costs	184	47	*	530	676	(22)%
Other (income) expense, net	27	(238)	*	262	(281)	*
	$12,526	$10,531	19%	$49,636	$30,964	60%
* > 100%
Cost of Sales
Cost of sales increased 27% and 24% in the third quarter and first nine months of 2026, respectively. Cost of sales includes the amortization of intangible assets recorded in connection with acquisitions, collaborations, and license agreements, which totaled $1.1 billion and $621 million in the third quarter of 2026 and 2025, respectively, and $3.0 billion and $1.8 billion in the first nine months of 2026 and 2025, respectively. Additionally, cost of sales in the third quarter and first nine months of 2026 includes impacts of $83 million and $249 million, respectively, for the recognition of fair value step-up of inventories related to the October 2025 acquisition of Verona Pharma. Also included in cost of sales are expenses associated with restructuring activities, which amounted to $396 million and $110 million in the third quarter of 2026 and 2025, respectively, and $817 million and $311 million in the first nine months of 2026 and 2025, respectively, primarily reflecting accelerated depreciation and asset impairment charges related to manufacturing facilities to be fully or partially closed or divested, as well as contractual termination costs. Separation costs associated with manufacturing-related headcount reductions have been incurred and are reflected in Restructuring costs as discussed below.
Gross margin was 72.9% in the third quarter of 2026 compared with 77.7% in the third quarter of 2025. Gross margin was 73.6% in the first nine months of 2026 compared with 77.7% in the first nine months of 2025. The gross margin decline in both periods was primarily due to higher amortization of intangible assets, increased restructuring costs, the recognition of fair value step-up of inventories related to the October 2025 acquisition of Verona Pharma, and higher production costs. For the year-to-date period, the favorable effect of product mix partially offset the gross margin decline.
Selling, General and Administrative
Selling, general and administrative (SG&A) expenses increased 10% and 8% in the third quarter and first nine months of 2026, respectively, primarily due to higher administrative costs, as well as higher promotional costs in support of product launches. The unfavorable effect of foreign exchange also contributed to the increase in SG&A expenses in the year-to-date period.

Research and Development
Research and development (R&D) expenses were $4.5 billion in the third quarter of 2026, an increase of 7% compared with the third quarter of 2025, primarily driven by increased clinical development spending and higher charges for business development activity, partially offset by lower restructuring costs and a $200 million reduction in R&D expenses as part of a funding agreement with Blackstone Life Sciences (Blackstone). R&D expenses increased to $26.9 billion in the first nine months of 2026 compared with $11.9 billion in the first nine months of 2025 primarily due to higher charges for business development activity, increased clinical development spending, and the unfavorable effect of foreign exchange, partially offset by a $600 million reduction in R&D expenses as part of a funding agreement with Blackstone, as well as lower restructuring costs.
Significant charges for business development activity in 2026 include the following (see Note 2 to the condensed consolidated financial statements for more information):
•$400 million for a license agreement with SciBrunch (third quarter and first nine months of 2026)
•$5.7 billion for the acquisition of Terns (first nine months of 2026)
•$9.0 billion for the acquisition of Cidara (first nine months of 2026)
Significant charges for business development activity in 2025 include:
•$300 million for completion of the technology transfer for MK-2010 (LM-299) from LaNova Medicines Ltd (LaNova) (third quarter and first nine months of 2025)
•$200 million for a license agreement with Jiangsu Hengrui Pharmaceuticals Co., Ltd. (Hengrui Pharma) (first nine months of 2025)
•$100 million for the achievement of a developmental milestone related to the 2024 EyeBiotech Limited (EyeBio) acquisition (first nine months of 2025)
R&D expenses consist of the costs directly incurred by Merck Research Laboratories (MRL), the Company’s research and development division that focuses on human health-related activities, which were $2.9 billion and $8.2 billion in the third quarter and first nine months of 2026, respectively, (inclusive of a $200 million and $600 million benefit, respectively, from the Blackstone funding agreement discussed further in Note 2 to the condensed consolidated financial statements) and $2.7 billion and $8.0 billion for the third quarter and first nine months of 2025, respectively. Also included in R&D expenses are Animal Health research costs, upfront and milestone payments for collaboration and license agreements (including the charges related to SciBrunch, LaNova, Hengrui Pharma and EyeBio noted above), charges for transactions accounted for as asset acquisitions (including the charges for the acquisitions of Terns and Cidara noted above), and costs incurred by other divisions in support of R&D activities, including depreciation, production, and general and administrative, which in the aggregate were $1.6 billion and $1.3 billion for the third quarter of 2026 and 2025, respectively, and $18.6 billion and $3.6 billion for the first nine months of 2026 and 2025, respectively. R&D expenses also include restructuring costs of $233 million and $286 million for the third quarter of and first nine months of 2025, respectively, associated with contractual termination costs.
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
Restructuring costs of $184 million and $47 million for the third quarter of 2026 and 2025, respectively, and $530 million and $676 million in the first nine months of 2026 and 2025, respectively, primarily include separation and other costs associated with these restructuring activities. Separation costs incurred were associated with actual headcount reductions, as well as estimated expenses under existing severance programs for involuntary headcount reductions that were probable and could be reasonably estimated. Other expenses in Restructuring costs include facility shut-down and other related costs, as well as employee-related costs such as curtailment, settlement, and termination charges associated with pension and other postretirement benefit plans and share-based compensation plan costs. For segment reporting, restructuring costs are unallocated expenses.
Additional costs associated with the Company’s restructuring activities are included in Cost of sales, Selling, general and administrative expenses and Research and development costs. The Company recorded aggregate pretax costs of $581 million and $390 million in the third quarter of 2026 and 2025, respectively, and $1.4 billion and $1.3 billion in the first nine months of 2026 and 2025, respectively, related to restructuring program activities. See Note 4 to the condensed consolidated financial statements for additional details.
Other (Income) Expense, Net
Other (income) expense, net, was $27 million of expense in the third quarter of 2026 compared with $238 million of income in the third quarter of 2025. Other (income) expense, net, was $262 million of expense in the first nine months of 2026 compared with $281 million of income in the first nine months of 2025. The unfavorable period-over-period changes were primarily due to higher net interest expense, partially offset by higher net income from investments in equity securities.
For details on the components of Other (income) expense, net see Note 11 to the condensed consolidated financial statements.

Segment Profits
	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions)	2026	2025	2026	2025
Pharmaceutical segment profits	$13,112	$12,687	$36,262	34,660
Animal Health segment profits	541	511	1,900	1,737
Non-segment activity	(8,094)	(6,453)	(36,820)	(18,750)
Income Before Taxes	$5,559	$6,745	$1,342	$17,647
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
Taxes on Income
The effective income tax rate of 8.9% for the third quarter of 2026 reflects the favorable impacts of certain discrete items, as well as jurisdictional mix of income and expense. The income tax provision of $1.9 billion for the first nine months of 2026 on pretax income of $1.3 billion, resulted in an effective income tax rate of 138.2%. The effective income tax rate for the first nine months of 2026 reflects a 126.6 percentage point combined unfavorable impact of the charges for the acquisitions of Cidara and Terns, which had no tax benefits, partially offset by the favorable impacts of certain discrete items, as well as jurisdictional mix of income and expense.
The effective income tax rates of 14.2% and 13.3% for the third quarter and first nine months of 2025, respectively, reflect the favorable impacts of jurisdictional mix of income and expense, as well as certain discrete items.
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
A reconciliation between GAAP financial measures and non-GAAP financial measures is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in millions except per share amounts)	2026	2025	2026	2025
Income before taxes as reported under GAAP	$5,559	$6,745	$1,342	$17,647
Increase (decrease) for excluded items:
Acquisition- and divestiture-related costs	1,167	659	3,303	1,900
Restructuring costs	581	390	1,381	1,274
Income from investments in equity securities, net	(393)	(344)	(764)	(512)
Non-GAAP income before taxes	6,914	7,450	5,262	20,309
Income tax provision as reported under GAAP	492	958	1,855	2,346
Estimated tax benefit on excluded items (1)	261	128	737	468
Tax (expense) benefit resulting primarily from audit reserve adjustments	—	(86)	—	60
Non-GAAP income tax provision	753	1,000	2,592	2,874
Non-GAAP net income	6,161	6,450	2,670	17,435
Less: Net income (loss) attributable to noncontrolling interests as reported under GAAP	2	2	(3)	10
Non-GAAP net income attributable to Merck & Co., Inc.	$6,159	$6,448	$2,673	$17,425
EPS assuming dilution as reported under GAAP (2)(3)	$2.04	$2.32	$(0.21)	$6.08
EPS difference	0.45	0.26	1.29	0.85
Non-GAAP EPS assuming dilution (2)	$2.49	$2.58	$1.08	$6.93
(1)    The estimated tax impact on the excluded items is determined by applying the statutory rate of the originating territory of the non-GAAP adjustments.
(2)    GAAP and non-GAAP EPS were negatively affected in the third quarter and first nine months of 2026 by charges of $0.12 per share and $6.05 per share, respectively, for license agreements and transactions accounted for as asset acquisitions. See “Business Development Transactions” above for additional information. GAAP and non-GAAP EPS were negatively affected in the third quarter and first nine months of 2025 by charges of $0.10 per share and $0.16 per share, respectively, for certain upfront and pre-approval milestone payments related to license agreements.
(3)    The Company recorded a net loss on a GAAP basis for the first nine months of 2026; therefore, no potential dilutive common shares were used in the computation of loss per common share assuming dilution because the effect would have been antidilutive.
Acquisition- and Divestiture-Related Costs
Non-GAAP income and non-GAAP EPS exclude the impact of certain amounts recorded in connection with acquisitions and divestitures of businesses. These amounts include the amortization of intangible assets and the recognition of fair value step-up of inventories, as well as intangible asset impairment charges, and expense or income related to changes in the estimated fair value measurement of liabilities for contingent consideration. Also excluded are integration, transaction, and certain other costs associated with acquisitions and divestitures. Non-GAAP income and non-GAAP EPS also exclude amortization of intangible assets related to collaborations, asset acquisitions, and license agreements, as well as the recognition of fair value step-up of inventories related to asset acquisitions.
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
MK-0616, Lipfendra, a once-daily oral PCSK9 inhibitor, is under review in the EU for the treatment of adults with primary hypercholesterolemia or mixed dyslipidemia. The application is based on the Phase 3 CORALreef Lipids, CORALreef HeFH, and CORALreef AddOn studies. Lipfendra also is under review in Japan for the treatment of hypercholesterolemia and familial hypercholesterolemia, as well as in China.
MK-2870, sacituzumab tirumotecan (sac-TMT), an investigational TROP2-directed ADC, is under priority review by the FDA for the treatment of adult patients with endometrial cancer who have previously received platinum containing chemotherapy and a PD-1 or PD-L1 inhibitor, separately or in combination, The application is based on data from the Phase 3 TroFuse-005 trial. The FDA set a Prescription Drug User Fee Act (PDUFA) date of June 15, 2027. In December 2025, the FDA selected sac-TMT to receive a Commissioner’s National Priority Voucher under a pilot program offering the ability to seek expedited approval based on alignment with one or more critical national health priorities. The Company is in discussions with the FDA and is hopeful for an approval before the PDUFA date.
MK-8591A, Idvynso, a once-daily, oral two-drug regimen of doravirine, a non-nucleoside reverse transcriptase inhibitor, and islatravir, a next-generation nucleoside analog reverse transcriptase inhibitor, for the treatment of certain adults with HIV-1 infection is under review in the EU. The application is based on findings from the Phase 3 MK-8591A-051 and MK-8591A-052 clinical trials in adults whose HIV-1 infection is virologically suppressed on antiretroviral therapy, as well as on the MK-8591A-053 clinical trial in previously untreated adults. Idvynso is also under review in the U.S. to expand the approved indication in certain virologically suppressed adults with HIV-1 infection to include certain adults who have not previously received antiretroviral treatment; the FDA set a PDUFA date of April 22, 2027.
MK-1654, Enflonsia, is an extended half-life monoclonal antibody indicated for passive immunization for the prevention of RSV LRTD in newborns and infants who are born during or entering their first RSV season. Enflonsia is under review in the U.S., the EU and Japan to expand the approved indication to include prevention of RSV LRTD in children under two years of age at increased risk for severe RSV disease through their second RSV season. In the U.S., the FDA set a PDUFA date of March 22, 2027.
MK-3475, Keytruda, is an anti-PD-1 therapy available for intravenous administration. MK-3475A, Keytruda Qlex, combines pembrolizumab with berahyaluronidase alfa to enhance dispersion and permeability to enable subcutaneous administration. Keytruda and Keytruda Qlex each are approved for the treatment of many cancers and continue to be studied in additional Phase 3 trials. In the EU and certain other international markets, Keytruda Qlex is approved as a subcutaneous route of administration and pharmaceutical form of Keytruda (marketed as Keytruda SC). Keytruda is under review:
•In Japan, in combination with Padcev as neoadjuvant treatment, then continued after radical cystectomy as adjuvant treatment, for patients with MIBC who are ineligible for cisplatin-based chemotherapy. The application is based on data from the Phase 3 KEYNOTE-905 trial conducted in collaboration with Pfizer Inc. (Pfizer) and Astellas.
•In Japan, in combination with Padcev as neoadjuvant treatment, then continued after radical cystectomy as adjuvant treatment, for patients with MIBC who are eligible for cisplatin-based chemotherapy. The application is based on data from the Phase 3 KEYNOTE-B15 trial conducted in collaboration with Pfizer and Astellas.
•In the EU, in combination with chemotherapy with or without radiation, for the adjuvant treatment of newly diagnosed, mismatch repair deficient endometrial cancer in adults who are at high risk of recurrence. The application is based on data from the Phase 3 KEYNOTE-B21 trial.
MK-6482, Welireg, Merck’s first-in-class oral hypoxia-inducible factor-2 alpha (HIF-2α) inhibitor, is under review:
•In the EU and Japan, in combination with Keytruda for the adjuvant treatment of certain patients with clear cell RCC following nephrectomy. The application is based on data from the Phase 3 LITESPARK-022 trial.

•In the EU, in combination with MK-7902, Lenvima, an orally available multiple receptor TKI, for the treatment of certain previously treated patients with advanced RCC. The supplemental application for Welireg is based on data from the Phase 3 LITESPARK-011 trial. In Japan, the combination is under review for Lenvima. Lenvima is being developed as part of a collaboration with Eisai Co., Ltd.
The Biologics License Application (BLA) seeking accelerated approval in the U.S. for MK-2400, ifinatamab deruxtecan (I-DXd), for the treatment of adult patients with previously treated extensive-stage small cell lung cancer (ES-SCLC) who experienced disease progression on or after platinum-based chemotherapy, has been voluntarily withdrawn. I-DXd is an investigational, potential first-in-class B7-H3 directed DXd ADC being developed as part of a collaboration with Daiichi Sankyo. The decision to withdraw the BLA was based on discussions with the FDA that data supporting the application, including from the IDeate-Lung01 Phase 2 trial, do not satisfy requirements needed to support an accelerated approval for the proposed indication. Patient enrollment continues in the IDeate-Lung02 Phase 3 trial evaluating the efficacy and safety of I-DXd versus treatment of physician’s choice of chemotherapy (amrubicin, lurbinectedin or topotecan) in patients with relapsed ES-SCLC following disease progression with only one prior line of platinum-based chemotherapy.
The chart below reflects the Company’s research pipeline as of November 2, 2026. Candidates shown in Phase 3 include the date such candidate entered into Phase 3 development. Candidates shown in Phase 2 include the most advanced compound with a specific mechanism or, if listed compounds have the same mechanism, they are each currently intended for commercialization in a given therapeutic area. Small molecules and biologics generally are given MK-number designations and vaccine candidates generally are given V-number designations. Except as otherwise noted, candidates in Phase 1, additional indications in the same therapeutic area (other than with respect to cancer, immunology and certain other indications) and additional claims, line extensions or formulations for in-line products are not shown.

Phase 2
Alzheimer’s Disease
MK-2214
Atherosclerosis
MK-7262
Cancer
MK-1022 (patritumab deruxtecan)(1)
Bladder
Cervical
Esophageal
Gastric
Melanoma
Non-Small Cell Lung
MK-1045
Hematological Malignancies
MK-1084 (calderasib)
Solid Tumors
MK-2010
Solid Tumors
MK-2400 (ifinatamab deruxtecan)(1)
Bladder
Endometrial
Head and Neck
Hepatocellular
Melanoma
Non-Small Cell Lung
Ovarian
Solid Tumors

Cancer
MK-2870 (sacituzumab tirumotecan)
Biliary
Esophageal
Neoplasm Malignant
MK-3475 Keytruda
Prostate
MK-3475A Keytruda Qlex
Hematological Malignancies (U.S.)
MK-5684 (opevesostat)
Breast
Endometrial
Ovarian
MK-5909 (raludotatug deruxtecan)(1)
Cervical
Endometrial
Gastric
Non-Small Cell Lung
Small Cell Lung
MK-6070 (gocatamig)(1)
Small Cell Lung
MK-6482 Welireg
Breast
V940 (intismeran autogene)(1)
Bladder
Renal Cell

Chronic Obstructive Pulmonary Diseases
MK-5884A (ensifentrine+glycopyrrolate)
HIV-1 Infection
MK-8591B (islatravir+ulonivirine)
Immunology
MK-7240 (tulisokibart)
Axial Spondyloarthritis
Hidradenitis Suppurativa
Psoriatic Arthritis
Rheumatoid Arthritis
MK-8690
Ulcerative Colitis
Metabolic Dysfunction-Associated Steatohepatitis (MASH)
MK-6024 (efinopegdutide)
Pulmonary Hypertension Due To Left Heart Disease
MK-7962 Winrevair

Phase 3 (Phase 3 entry date)	Under Review
Cancer
MK-1022 (patritumab deruxtecan)(1)
     Breast (July 2025)
MK-1026 (nemtabrutinib)
     Hematological Malignancies (March 2023)
MK-1084 (calderasib)
Colorectal (July 2025)
     Non-Small Cell Lung (May 2024)
MK-2140 (zilovertamab vedotin)
Hematological Malignancies (September 2024)
MK-2400 (ifinatamab deruxtecan)(1)
Esophageal (March 2025)
Prostate (May 2025)
Small Cell Lung (July 2024)
MK-2870 (sacituzumab tirumotecan)
Bladder (April 2026)
Breast (April 2024)
Cervical (July 2024)
Endometrial (EU) (December 2023)
Gastric (May 2024)
Non-Small Cell Lung (November 2023)
Ovarian (April 2025)
MK-3475 Keytruda
Small-Cell Lung (May 2017)
MK-3543 (bomedemstat)
Myeloproliferative Disorders (December 2023)
MK-5684 (opevesostat)
Prostate (December 2023)
MK-5909 (raludotatug deruxtecan)(1)
Ovarian (December 2025)
MK-7339 Lynparza(1)
Non-Small Cell Lung (June 2019)
Small Cell Lung (December 2020)
V940 (intismeran autogene)(1)
Melanoma (July 2023)
Non-Small Cell Lung (December 2023)
Chronic Obstructive Pulmonary Diseases
MK-5884 Ohtuvayre (EU) (September 2020)
COVID-19
     MK-4482 Lagevrio (U.S.) (May 2021)(2)
Dengue Fever Virus Vaccine
V181 (June 2025)
Diabetic Macular Edema
MK-3000 (remigromig)(3)
HIV-1 Infection
MK-8591D (islatravir+lenacapavir) (October 2024)(1)(4)
HIV-1 Pre-Exposure Prophylaxis
MK-8527 (alimatravir) (July 2025)
Immunology
MK-7240 (tulisokibart)
Crohn’s Disease (June 2024)
Ulcerative Colitis (October 2023)
Influenza
MK-1406 (efitazanamivir alfa) (September 2025)
Neovascular Age-Related Macular Degeneration
MK-8748(5)

New Molecular Entities Hypercholesterolemia MK-0616 Lipfendra (EU) (JPN) Previously Treated Endometrial Cancer MK-2870 (sacituzumab tirumotecan) (U.S.) HIV-1 Infection MK-8591A Idvynso (EU)
Certain Supplemental Filings
HIV-1 Infection (Treatment Naive)
MK-8591A Idvynso (U.S.)

Respiratory Syncytial Virus (Second Season)
MK-1654 Enflonsia (U.S.) (EU) (JPN)

Cancer
MK-3475 Keytruda
• Cisplatin-Ineligible Muscle Invasive Bladder Cancer
(KEYNOTE-905) (JPN)
• Cisplatin-Eligible Muscle Invasive Bladder Cancer
(KEYNOTE-B15) (JPN)
• Newly Diagnosed High-Risk Endometrial Cancer
(KEYNOTE-B21) (EU)

MK-6482 Welireg
• Clear Cell Renal Cell Carcinoma Following Nephrectomy
(LITESPARK-022) (EU) (JPN)(6)
• Previously Treated Advanced Renal Cell Carcinoma
(LITESPARK-011) (EU) (JPN)(1)(7)

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
(6) Under review for combination use with Keytruda.
(7) Under review in Japan for Lenvima, used in combination with Welireg.

Analysis of Liquidity and Capital Resources

($ in millions)	September 30, 2026	December 31, 2025
Cash and investments	$11,253	$15,521
Working capital	10,140	15,189
Total debt to total liabilities and equity	40.5%	36.0%
Cash provided by operating activities was $15.8 billion in the first nine months of 2026 compared with $13.6 billion in the first nine months of 2025. Cash provided by operating activities continues to be the Company’s primary source of funds to finance operating needs, with excess cash serving as the primary source of funds to finance business development transactions, capital expenditures, dividends paid to shareholders and treasury stock purchases. Larger business development transactions may be funded with a combination of cash from operating activities and debt.
Cash used in investing activities was $17.1 billion in the first nine months of 2026 compared with $2.5 billion in the first nine months of 2025. The higher use of cash in investing activities was primarily due to the acquisitions of Cidara, Terns and TARGAN, partially offset by lower purchases of securities and other investments, lower capital expenditures (driven in part by the acquisition of a facility from WuXi Vaccines in 2025), and higher proceeds from sales of securities and other investments.
Cash used in financing activities was $3.7 billion in the first nine months of 2026 compared with $6.7 billion in the first nine months of 2025. The lower use of cash in financing activities was primarily due to proceeds from a term loan, lower purchases of treasury stock, lower payments on long-term debt, and higher proceeds from the exercise of stock options, partially offset by the repayment of the term loan and higher dividends paid to shareholders.
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
In January 2026, February 2026, and October 2026, the Company’s $135 million, 6.30% debentures, its $1.0 billion, 0.75% notes, and its 1.0 billion, euro-denominated notes, respectively, matured in accordance with their terms and were repaid. In February 2025, the Company’s $2.5 billion, 2.75% notes matured in accordance with their terms and were repaid.
Dividends paid to stockholders were $6.3 billion and $6.2 billion in the first nine months of 2026 and 2025, respectively. In May 2026, Merck’s Board of Directors declared a quarterly dividend of $0.85 per share on the Company’s outstanding common stock for the third quarter of 2026 that was paid in July 2026. In July 2026, Merck’s Board of Directors declared a quarterly dividend of $0.85 per share on the Company’s outstanding common stock for the fourth quarter of 2026 that was paid in October 2026.
In January 2025, Merck’s Board of Directors authorized purchases of up to $10 billion of Merck’s common stock for its treasury. The treasury stock purchase authorization has no time limit and will be made over time in open-market transactions, block transactions on or off an exchange, or in privately negotiated transactions. During the first nine months of 2026, the Company purchased $2.3 billion (19 million shares) of its common stock for its treasury under this program. The Company expects to repurchase approximately $3.0 billion of treasury shares under this program during 2026. As of September 30, 2026, the Company’s remaining share repurchase authorization was $5.1 billion.
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
Item 4. Controls and Procedures
Management of the Company, with the participation of its Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures over financial reporting. Based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2026, the Company’s disclosure controls and procedures are effective. For the third quarter of 2026, there were no changes in internal control over financial reporting that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuer purchases of equity securities for the three months ended September 30, 2026 were as follows:
ISSUER PURCHASES OF EQUITY SECURITIES

				($ in millions)
Period	Total Number of Shares Purchased (1)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares That May Yet Be Purchased Under the Plans or Programs (1)
July 1 - July 31	1,816,435	$127.19	1,816,435	$5,505
August 1 - August 31	1,549,400	$138.24	1,549,400	$5,291
September 1 - September 30	1,411,750	$147.80	1,411,750	$5,082
Total	4,777,585	$136.86	4,777,585
(1) Shares purchased during the period were made as part of a plan approved by the Board of Directors in January 2025 to purchase up to $10 billion of Merck’s common stock for its treasury.
Item 5. Other Information
Insider Trading Arrangements
During the three months ended September 30, 2026, none of the Company’s directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each item is defined in Item 408 of Regulation S-K.

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

MERCK & CO., INC.

Date: November 4, 2026	/s/ Jennifer Zachary
JENNIFER ZACHARY
Executive Vice President and General Counsel

Date: November 4, 2026	/s/ Dalton Smart
DALTON SMART
Senior Vice President Finance - Global Controller